Form 10-Q
period 1996-03-31
LAKEHEAD PIPE LINE PARTNERS L P
filed 1996-05-03
CIK 880285

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from            to
                                           ------------   ------------

                         Commission file number 1-10934

                       LAKEHEAD PIPE LINE PARTNERS, L.P.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                             39-1715850
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                              LAKE SUPERIOR PLACE
                            21 WEST SUPERIOR STREET
                             DULUTH, MN  55802-2067
             (Address of principal executive offices and zip code)

                                 (218) 725-0100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

The Registrant had 20,090,000 Preference Units outstanding as at May 1, 1996.

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME



                                                             Three months ended
                                                                  March 31,
   (unaudited; dollars in millions, except per unit amounts)    1996     1995
   ----------------------------------------------------------------------------
   Operating Revenue (Note 3)                                 $ 68.0   $ 64.9
   ----------------------------------------------------------------------------
   Expenses
     Power                                                      16.5     16.1
     Operating and administrative                               16.3     16.2
     Depreciation                                                9.9      9.5
     Provision for prior years' rate refunds                             22.9
   ----------------------------------------------------------------------------
                                                                42.7     64.7
   ----------------------------------------------------------------------------
   Operating Income                                             25.3      0.2

   Interest Income                                               2.2      1.5

   Interest Expense                                            (10.6)   (11.1)

   Minority Interest                                            (0.2)     0.1
   ----------------------------------------------------------------------------
   Net Income (Loss) (Note 3)                                 $ 16.7   $ (9.3)
   ============================================================================
   Net Income (Loss) Per Unit (Note 2)                        $ 0.68   $(0.39)
   ============================================================================
   Cash Distributions Paid Per Unit                           $ 0.64   $ 0.64
   ============================================================================


See accompanying notes to the consolidated financial statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                            Three months ended
                                                                 March 31,
     (unaudited; dollars in millions)                         1996      1995
     --------------------------------------------------------------------------
     Operating Activities
       Net income (loss)                                    $ 16.7     $ (9.3)
       Adjustments to reconcile net income (loss) to
        cash provided from operating activities:
        Depreciation                                           9.9        9.5
        Accrued rate refunds and related interest (Note 3)     5.5       29.9
        Other                                                  0.5       (0.1)
        Changes in operating assets and liabilities:
        Accounts receivable and other current assets          (2.6)       2.4
        Materials and supplies                                   -       (0.1)
        Due to General Partner                                 1.0       (0.4)
        Accounts payable and accrued liabilities              (1.5)     (13.5)
        Interest payable                                       7.2        7.1
        Property and other taxes                               2.0        2.1
     --------------------------------------------------------------------------
                                                              38.7       27.6
     --------------------------------------------------------------------------
     Investing Activities
       Additions to property, plant and equipment             (5.5)      (3.8)
       Short-term investments, net                           (13.0)     (25.4)
     --------------------------------------------------------------------------
                                                             (18.5)     (29.2)
     --------------------------------------------------------------------------
     Financing Activities
       Distributions to partners                             (15.7)     (15.7)
       Minority interest                                      (0.2)      (0.2)
     --------------------------------------------------------------------------
                                                             (15.9)     (15.9)
     --------------------------------------------------------------------------
     Increase (Decrease) in Cash and Cash Equivalents(1)       4.3      (17.5)

     Cash and Cash Equivalents at Beginning of Period         77.0       42.0
     --------------------------------------------------------------------------
     Cash and Cash Equivalents at End of Period             $ 81.3     $ 24.5
     ==========================================================================

(1) Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased. Short-term investments are those marketable securities which have a maturity of more than three months when purchased.


See accompanying notes to the consolidated financial statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                         March 31,  December 31,
(unaudited, except for December 31, 1995; dollars in millions)             1996        1995
- - ------------------------------------------------------------------------------------------------
                                         ASSETS
Current Assets
  Cash and cash equivalents                                               $  81.3    $  77.0
  Short-term investments                                                     88.7       75.7
  Accounts receivable and other current assets                               29.1       26.5
  Materials and supplies                                                      5.4        5.4
- - ------------------------------------------------------------------------------------------------
                                                                            204.5      184.6
- - ------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets                                             5.2        5.5
- - ------------------------------------------------------------------------------------------------
Property, Plant and Equipment
  At cost                                                                   814.4      808.8
  Accumulated depreciation                                                  (93.7)     (83.7)
- - ------------------------------------------------------------------------------------------------
                                                                            720.7      725.1
- - ------------------------------------------------------------------------------------------------
                                                                          $ 930.4    $ 915.2
================================================================================================
                               LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Due to General Partner                                                  $   2.3    $   1.3
  Accounts payable and accrued liabilities                                   11.7       13.2
  Interest payable                                                            9.7        2.5
  Property and other taxes                                                   14.2       12.2
  Accrued rate refunds and related interest (Note 3)                         84.0       78.5
- - ------------------------------------------------------------------------------------------------
                                                                            121.9      107.7
Long-Term Debt                                                              395.0      395.0
Minority Interest                                                             1.4        1.4
Contingencies (Note 4)
- - ------------------------------------------------------------------------------------------------
                                                                            518.3      504.1
- - ------------------------------------------------------------------------------------------------
Partners' Capital
  General Partner                                                             1.6        1.5
  Common Unitholder (units issued - 3,912,750)                               22.3       21.7
  Preference Unitholders (units issued - 20,090,000)                        388.2      387.9
- - ------------------------------------------------------------------------------------------------
                                                                            412.1      411.1
- - ------------------------------------------------------------------------------------------------
                                                                          $ 930.4    $ 915.2
================================================================================================

See accompanying notes to the consolidated financial statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL


(unaudited, except for December 31, 1995;    General     Common        Preference
dollars in millions)                         Partner    Unitholder     Unitholders     Total
- - ---------------------------------------------------------------------------------------------
Partners' Capital at December 31, 1995      $  1.5       $ 21.7          $387.9       $411.1

Net Income Allocation                          0.4          3.1            13.2         16.7

Distributions to Partners                     (0.3)        (2.5)          (12.9)       (15.7)
- - ---------------------------------------------------------------------------------------------
Partners' Capital at March 31, 1996         $  1.6       $ 22.3          $388.2       $412.1
=============================================================================================


See accompanying notes to the consolidated financial statements.


           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments, consisting of normal recurring adjustments, and a non-recurring adjustment to the first quarter of 1995 to reflect a 1995 Federal Energy Regulatory Commission ("FERC") decision, which management considers necessary to present fairly the financial position as at March 31, 1996 and December 31, 1995; the results of operations for the three month periods ended March 31, 1996 and 1995; and cash flows for the three month periods ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 should not be taken as directly indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's 1995 Annual Report on Form 10-K. Certain comparative amounts are reclassified to conform with the current year's financial statement presentation.

2. Net Income Per Unit

   Net income per unit is computed on the number of outstanding Preference and Common Units. The General Partner's allocation of net income has been deducted before calculating net income per unit.

3. Accrued Rate Refunds and Related Interest

   In 1995, the FERC issued a decision on a 1992 tariff rate increase filed by the Partnership. A 1995 negotiated settlement between the Partnership and representatives of its customers on 1993 and 1994 tariff rate increases was also impacted by the decision. Although a number of issues were decided consistent with the Partnership's position, the decision disallowed a portion of the income tax allowance included in cost of service. The General Partner disagrees with this aspect of the decision, and has petitioned the FERC for rehearing. It is anticipated that the FERC will respond to this petition in the near future. Judicial review could be sought of any final FERC decision. If the 1995 FERC decision is upheld, the General Partner believes the Partnership has sufficient cash liquidity to make refunds to customers and maintain current cash distribution levels.

   Through March 31, 1996 the Partnership has accrued rate refunds and related interest of $84.0 million (includes interest of $12.2 million), which reflects the 1995 negotiated settlement and the impact of the 1995 FERC decision on all rates charged since the May 1992 increase. Of this amount, $5.5 million (includes interest of $1.7 million) has been accrued in 1996, with accrued rate refunds deducted from operating revenue and interest reflected in interest expense. Amounts to be ultimately refunded are subject to FERC review and approval. Results for the first quarter of 1995 were restated to reflect the rate refunds and related interest accrued in response to the 1995 FERC decision which were related to 1995's first quarter and prior years. Net income for the first quarter of 1995 was therefore reduced by $28.0 million, or $1.15 per unit.

4. Contingencies

   Tariff Rate Refunds

   Representatives of the Partnership's customers have also petitioned for rehearing of the 1995 FERC decision, challenging parts that were consistent with the Partnership's position. They disagree with the FERC's conclusions that the Partnership is entitled to use the trended original cost methodology, that the Partnership is entitled to a starting, or transition, rate base and that refunds are limited to the Partnership's rates in effect immediately preceding the May 1992 increase. In addition, they have sought clarification of the tax allowance ruling, seeking to reduce further the tax allowance recoverable in the Partnership's rates. Both the trended original cost methodology and the application of a starting, or transition, rate base are components of an industry-wide regulatory methodology employed by the FERC since 1985. If the FERC were to reverse its position on those portions of the decision, or if the FERC's position on those issues were not upheld upon judicial review, it would have a material adverse effect on the Partnership and its ability to make distributions to Unitholders. Such an outcome could be expected to have significant industry-wide financial ramifications. The General Partner will continue to vigorously oppose, through judicial means if necessary, these assertions by customer representatives. The ultimate outcome of the rehearing, or any judicial appeals thereof, cannot be predicted with certainty at this time.

   Environment

   The Partnership is subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to liquid pipeline operations and the Partnership could, at times, be subject to environmental cleanup and enforcement actions. The General Partner manages this environmental risk, through appropriate environmental policies and practices, to minimize the impact to the Partnership. To the extent that environmental costs are normal costs of doing business, the Partnership may recover these costs through its tariff rates. To the extent that the Partnership is unable to recover environmental costs in its rates or through insurance, the General Partner has agreed to indemnify the Partnership from and against any costs relating to environmental liabilities associated with the Lakehead System prior to its transfer to the Partnership in 1991. This excludes any liabilities resulting from a change in laws after such transfer. The Partnership continues to voluntarily investigate past leak sites for the purpose of assessing whether any remediation is required in light of current regulations, and to date no material environmental risks have been identified.

5. Cash Distribution

   On April 16, 1996, the Board of Directors of the General Partner declared a cash distribution for the quarter ended March 31, 1996 of $0.64 per unit. The distribution will be made on May 15, 1996 to unitholders of record April 30, 1996.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

First quarter net income reflects the strong operational performance of the Partnership, and was $16.7 million, or $0.68 per unit, an increase of $1.9 million, or $0.07 per unit, over the "recalculated" net income for 1995's first quarter. The 1995 period included provisions for prior years' rate refunds ($22.9 million) and related interest ($1.5 million) recorded to reflect the prior years' impact on the Partnership of the June 1995 FERC decision (see Notes 3 and 4 to the Consolidated Financial Statements). Excluding these provisions, recalculated net income for the first quarter of 1995 was $14.8 million, or $0.61 per unit. Net income for the first quarter of 1996 was higher than 1995's recalculated amount largely due to higher operating revenue.

Operating revenue was $3.1 million, or 5%, greater than last year, primarily due to the transportation of greater volumes. Deliveries averaged 1,445,000 barrels per day in the first quarter of 1996, up 5% over 1995's first quarter which was impacted by internal pipeline testing on portions of the system in February and March of last year. System utilization, measured in barrel miles, increased only 2% over 1995's first quarter, reflecting a higher proportion of shorter haul deliveries to the significant Minneapolis and Chicago area markets. Increased deliveries of heavy crude oil over the first quarter of 1995 (up 32% to 431,000 barrels per day) also positively impacted operating revenue. Due to its higher viscosity, which requires more horsepower to pump, the tariff rate for heavier crude oil is greater than that for lighter crude oils. The Partnership's current tariff rate for heavy crude oil deliveries to the Chicago area is approximately 10% to 18% greater than that for lighter crude oils.

Excluding the provision for prior years' rate refunds ($22.9 million) from 1995, total first quarter operating expenses increased $0.9 million over the same period of last year primarily due to higher power costs and depreciation. Higher power costs resulted from increased volumes and the transportation of greater amounts of heavy crude oil, partially offset by efficiencies gained from the Partnership's ongoing power cost management initiative. Higher depreciation corresponded to the growth in property, plant and equipment.

Interest income increased due to higher investment balances. Interest expense, excluding the provision for interest on prior years' rate refunds ($1.5 million) in 1995, increased $1.0 million due to higher balances with respect to accrued rate refunds and borrowings under the Partnership's revolving credit and term loan facility ("Credit Facility"). Borrowings made to fund 1995 capital expenditures which enhanced the service capability of the Partnership's system led to higher borrowings under the Credit Facility.

The results of the first quarter should not be taken as an indication of expected results for the full year as they reflect lower levels of repair and maintenance activities due to the timing of such programs. Repair and maintenance activities impact operating costs as well as system utilization as a portion of the system may temporarily be taken out of service during the activity. In addition, 1996 net income is expected to be impacted by hydrostatic testing on the Interprovincial Pipe Line System in Canada (see "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, cash, cash equivalents and short-term investments totaled $170.0 million, up $17.3 million since December 31, 1995, as cash generated from operating activities exceeded cash required for distributions and capital expenditures. Of this $170.0 million, $84.0 million was set aside for accrued rate refunds and related interest, $15.9 million ($0.64 per unit) for the cash distribution payable May 15, 1996 and $8.1 million for interest payments, with the remaining $62.0 million available for capital expenditures, distributions or other business needs.

Cash flow from operating activities totaled $38.7 million for the three months ended March 31, 1996, an increase of $11.1 million from the corresponding 1995 period. This was primarily due to higher operating revenue and lower working capital cash requirements. Working capital cash requirements for the first quarter of 1996 were lower than 1995's first quarter, as there were higher payments last year for obligations accrued in the prior year.

Capital expenditures to March 31, 1996 totaled $5.5 million, and are expected to total approximately $80 million for the entire year. The majority of this year's anticipated capital expenditures are for the Partnership's 1996 system expansion. As outlined in the Partnership's 1995 Annual Report on Form 10-K, this expansion, which is expected to be operational by the end of 1996, will increase delivery capacity into Chicago area markets by up to 120,000 barrels per day at a cost of approximately $65 million. Approximately 40,000 barrels per day of this added capacity will be required to offset the effects of moving increased volumes of heavy crude oil, which can lower system delivery capability. 1996 capital expenditures are expected to be financed with internally-generated cash or borrowed funds.

The Partnership has a Credit Facility of $205.0 million. At March 31, 1996, $85.0 million of the Credit Facility was utilized by the Partnership.

Interprovincial Pipe Line Inc. ("Interprovincial") filed a pipeline integrity plan with the National Energy Board of Canada ("NEB") in March 1996 following a line break on the Canadian portion of Line 3. The pipeline integrity plan includes hydrostatic testing on portions of the affected line. Although testing and related costs will be paid by Interprovincial, Partnership deliveries will be impacted during the period of testing. While the full impact of this testing program on Partnership deliveries, and correspondingly net income, is not determinable at this time, the General Partner believes that it will not have a material adverse impact on the Partnership.

The Partnership's net income, liquidity and capital resources will remain sensitive to the full resolution of its rate cases. The outcome of any rehearing by FERC will not completely eliminate the uncertainty surrounding the Partnership's rates, as judicial review of the FERC's decision may be sought by the Partnership or representatives of its customers.

OTHER MATTERS

The Partnership continues to evaluate an additional expansion proposed by Interprovincial and the General Partner in January 1996. As reported in the Partnership's 1995 Annual Report on Form 10-K, this $400 million system-wide expansion includes approximately $300 million of expenditures in the U.S., and would increase delivery capacity by approximately 170,000 barrels per day to important U.S. Midwest markets. It is anticipated that this proposed expansion would be financed with existing cash, borrowings or the proceeds from additional equity offerings.

The NEB is expected to commence its review of Interprovincial's application for approval of this additional expansion in Canada in June 1996.
Interprovincial's application anticipates commencement of construction in 1997 and an in-service date in 1998. As discussed in the Partnership's 1995 Annual Report on Form 10-K, Express Pipeline submitted a competing proposal to the NEB for a 170,000 barrel per day pipeline to carry western Canadian crude oil to the Wood River, Illinois market area as well as the U.S. Rocky Mountain region. The NEB has completed its review of the application submitted by Express Pipeline Ltd., and a decision on that application is pending.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Partnership's tariff filings are currently under regulatory review and may be subject to further regulatory and judicial review. For additional information, reference should be made to Notes 3 and 4 (Tariff Rate Refunds) of the Notes to the Consolidated Financial Statements.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     Exhibit 27 Financial Data Schedule as of and for the three months ended March 31, 1996.

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                LAKEHEAD PIPE LINE PARTNERS, L.P.
                                          (Registrant)

                        By:  Lakehead Pipe Line Company, Inc.
                             as General Partner





                                        /s/R. L. Nichols
                        -----------------------------------------------
                                         R. L. Nichols
                                 Vice President and Controller
                                   (Principal Financial and
                                      Accounting Officer)






                                          May 1, 1996