Form 10-Q
period 1996-06-30
LAKEHEAD PIPE LINE PARTNERS L P
filed 1996-08-12
CIK 880285

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

The Registrant had 20,090,000 Preference Units outstanding as at August 1,
1996.

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME




- --------------------------------------------------------------------------------------------------
                                                          Three months ended      Six months ended
                                                                June 30,             June 30,
(unaudited; dollars in millions, except per unit amounts)    1996    1995          1996     1995
- --------------------------------------------------------------------------------------------------
Operating Revenue (Note 3)                                 $ 65.9   $68.7        $133.9   $133.6
- --------------------------------------------------------------------------------------------------

Expenses
  Power                                                      14.4    16.3          30.9     32.4
  Operating and administrative                               13.9    15.4          30.2     31.6
  Depreciation                                               10.0     9.4          19.9     18.9
  Provision for prior years' rate refunds (Note 3)              -       -          22.1     22.9
- --------------------------------------------------------------------------------------------------

                                                             38.3    41.1         103.1    105.8
- --------------------------------------------------------------------------------------------------

Operating Income                                             27.6    27.6          30.8     27.8

Interest Income                                               2.4     1.8           4.6      3.3

Interest Expense (Note 3)                                   (10.5)   (9.6)        (24.3)   (20.7)

Minority Interest                                            (0.3)   (0.3)         (0.2)    (0.2)
- --------------------------------------------------------------------------------------------------

Net Income (Note 3)                                        $ 19.2   $19.5        $ 10.9   $ 10.2
==================================================================================================

Net Income Per Unit (Note 2)                               $ 0.78   $0.79        $ 0.43   $ 0.40
==================================================================================================

Cash Distributions Paid Per Unit                           $ 0.64   $0.64        $ 1.28   $ 1.28
==================================================================================================

See accompanying notes to the consolidated financial statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS




- -----------------------------------------------------------------------------------------
                                                                         Six months ended
                                                                              June 30,
(unaudited; dollars in millions)                                           1996     1995
- -----------------------------------------------------------------------------------------
Operating Activities
 Net income                                                              $ 10.9   $ 10.2
 Adjustments to reconcile net income to
   cash provided from operating activities:
    Depreciation                                                           19.9     18.9
    Accrued rate refunds and related interest (Note 3)                     36.0     35.5
    Other                                                                     -      0.5
    Changes in operating assets and liabilities:
      Accounts receivable and other current assets                         (3.3)     2.0
      Materials and supplies                                               (0.3)    (0.3)
      General Partner and affiliates                                       (2.0)    (0.9)
      Accounts payable and accrued liabilities                             11.8    (12.0)
      Interest payable                                                     (1.1)     0.6
      Property and other taxes                                             (4.0)    (0.8)
- -----------------------------------------------------------------------------------------

                                                                           67.9     53.7
- -----------------------------------------------------------------------------------------

Investing Activities
 Additions to property, plant and equipment                               (36.6)   (11.8)
 Short-term investments, net                                              (13.5)   (14.5)
- -----------------------------------------------------------------------------------------

                                                                          (50.1)   (26.3)
- -----------------------------------------------------------------------------------------

Financing Activities
 Issuance of variable rate financing (Note 6)                              31.0        -
 Distributions to partners                                                (31.4)   (31.4)
 Minority interest                                                         (0.3)    (0.3)
- -----------------------------------------------------------------------------------------

                                                                           (0.7)   (31.7)
- -----------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents(1)                        17.1     (4.3)

Cash and Cash Equivalents at Beginning of Period                           77.0     42.0
- -----------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                               $ 94.1   $ 37.7
=========================================================================================





(1) Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased. Short-term investments are those marketable securities which have a maturity of more than three months when purchased.

See accompanying notes to the consolidated financial statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION


- ---------------------------------------------------------------------------------------------
                                                                   June 30,      December 31,
(unaudited, except for December 31, 1995; dollars in millions)      1996            1995
- ---------------------------------------------------------------------------------------------
                              ASSETS

Current Assets
  Cash and cash equivalents                                       $  94.1          $ 77.0
  Short-term investments                                             89.2            75.7
  Due from General Partner and affiliates                             0.7               -
  Accounts receivable and other current assets                       29.8            26.5
  Materials and supplies                                              5.7             5.4
- ---------------------------------------------------------------------------------------------

                                                                    219.5           184.6
- ---------------------------------------------------------------------------------------------

Deferred Charges and Other Assets                                     5.6             5.5
- ---------------------------------------------------------------------------------------------

Property, Plant and Equipment
  At cost                                                           845.4           808.8
  Accumulated depreciation                                         (103.6)          (83.7)
- ---------------------------------------------------------------------------------------------

                                                                    741.8           725.1
- ---------------------------------------------------------------------------------------------

                                                                  $ 966.9          $915.2
=============================================================================================

                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Due to General Partner and affiliates                           $    -           $  1.3
  Accounts payable and accrued liabilities                          25.0             13.2
  Interest payable                                                   1.4              2.5
  Property and other taxes                                           8.2             12.2
  Accrued rate refunds and related interest (Note 3)               114.5             78.5
- ---------------------------------------------------------------------------------------------
                                                                   149.1            107.7
Long-Term Debt (Note 6)                                            426.0            395.0
Minority Interest                                                    1.2              1.4
Contingencies (Note 4)
- ---------------------------------------------------------------------------------------------

                                                                   576.3            504.1
- ---------------------------------------------------------------------------------------------

Partners' Capital
  General Partner                                                    1.4              1.5
  Common Unitholder (units issued - 3,912,750)                      19.3             21.7
  Preference Unitholders (units issued - 20,090,000)               369.9            387.9
- ---------------------------------------------------------------------------------------------

                                                                   390.6            411.1
- ---------------------------------------------------------------------------------------------

                                                                  $966.9           $915.2
=============================================================================================

See accompanying notes to the consolidated financial statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL


- ----------------------------------------------------------------------------------------------
(unaudited, except for December 31, 1995;        General      Common     Preference
dollars in millions)                             Partner    Unitholder   Unitholders   Total
- ----------------------------------------------------------------------------------------------
Partners' Capital at December 31, 1995            $ 1.5       $21.7       $387.9       $411.1

Net Income Allocation                               0.6         2.6          7.7         10.9

Distributions to Partners                          (0.7)       (5.0)       (25.7)       (31.4)
- ----------------------------------------------------------------------------------------------

Partners' Capital at June 30, 1996                $ 1.4       $19.3       $369.9       $390.6
==============================================================================================

See accompanying notes to the consolidated financial statements.


           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments, consisting of normal recurring adjustments, and non-recurring adjustments to both the first quarter of 1995 reflecting a 1995 Federal Energy Regulatory Commission ("FERC") decision and the first quarter of 1996 reflecting a July 1996 agreement in principal on all outstanding contested tariff rates, which management considers necessary to present fairly the financial position as at June 30, 1996 and December 31, 1995; the results of operations for the three month and six month periods ended June 30, 1996 and 1995; and cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 should not be taken as directly indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's 1995 Annual Report on Form 10-K. Certain comparative amounts are reclassified to conform with the current year's financial statement presentation.

2. Net Income Per Unit

   Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the number of Preference and Common Units outstanding.

3. Accrued Rate Refunds and Related Interest

   In July 1996, the Partnership reached an agreement in principle with customer representatives on all outstanding contested tariff rates. The agreement will result in total rate refunds and related interest of $120 million through a tentative effective date of October 1, 1996. Of that total, approximately $35 million will be refunded in a lump sum with the remainder (including additional carrying charges) repaid through reduced tolls over a three-year period. The agreement is subject to formal approval by all parties as well as the FERC.

   The Partnership has accrued rate refunds and related interest of $114.5 million through June 30, 1996, of which $36.0 million has been accrued in 1996 to reflect the agreement. Of the amount accrued in 1996, rate refunds related to 1996 ($7.2 million) have reduced Operating Revenue, with the prior years' portion ($22.1 million) separately stated as a Provision for Prior Years' Rate Refunds. Accrued interest ($6.7 million, of which $3.2 million is related to prior years) has been reflected in Interest Expense. Results for the three months ended June 30, 1996 reflect only the portion of the accrual related to the second quarter as the first quarter results have been restated to reflect the portion related to the first quarter and prior years. First quarter net income has therefore been reduced by $25.0 million, or $1.03 per unit, and now reflects a net loss of $8.3 million, or ($0.35) per unit.

4. Environmental Contingencies

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

5. Cash Distribution

   On July 16, 1996, the Board of Directors of the General Partner declared a cash distribution for the quarter ended June 30, 1996 of $0.64 per unit. The distribution will be made on August 14, 1996 to unitholders of record July 31, 1996.

6. Debt

   In June 1996, the Partnership borrowed an additional $31.0 million under its Revolving Credit and Term Loan Facility ("Credit Facility"). This drawdown was used to fund 1996 year-to-date capital expenditures which enhance the service capability of the Partnership's system (primarily the 1996 expansion). The total amount utilized under the Credit Facility was $116.0 million at June 30, 1996.

   On July 16, 1996, the Board of Directors of the General Partner approved an amendment to the Partnership's Credit Facility which, when finalized, will increase the flexibility, lower the cost and extend the term of the facility. The amendment remains subject to final approval by the Partnership's banks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In July 1996, the Partnership reached an agreement in principle with customer representatives on all outstanding contested tariff rates. The General Partner is encouraged by this agreement and believes it is in the best interest of all parties as it will allow the Partnership to move ahead in a positive fashion as it continues to consider additional expansion opportunities. This agreement is subject to formal approval by all parties as well as the FERC.

The agreement provides for a reduction in current tariff rates of approximately 6%, a reduction that approximates the amount used in providing for accrued rate refunds since June 1995. The agreement will result in total rate refunds and related interest of $120 million through an agreed effective date of October 1, 1996. Of that total, approximately $35 million will be refunded in a lump sum, with the remainder repaid through reduced tolls over a three-year period.

Once all formal approvals of the agreement are obtained, the Partnership and customer representatives intend to withdraw appeals filed with the U.S. Court of Appeals. These appeals were filed in response to the June 1995 FERC decision (Opinion No. 397) on the Partnership's tariff rates as well as the related May 17, 1996 FERC Opinion No. 397-A. In Opinion No. 397-A, which denied rehearing and clarified Opinion No. 397, the FERC further reduced the income tax allowance recoverable in the Partnership's rates.

In light of the agreement, the General Partner believes the Partnership has sufficient liquidity to make refunds to customers, maintain current cash distribution levels and finance the 1996 expansion.

On July 16, 1996, the Board of Directors of the General Partner approved an amendment to the Partnership's Credit Facility which, when finalized, will increase the flexibility, lower the cost and extend the term of the facility. This amendment will enhance the capability of the Partnership to undertake further capital expansion without having short-term impacts on cash distributions. The amendment remains subject to final approval by the Partnership's banks.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

Net income for the six months ended June 30, 1996 was $10.9 million, or $0.43 per unit, an increase of $0.7 million, or $0.03 per unit, over the first six months of 1995. Net income is skewed in both periods by the rate refunds and related interest recorded in response to various tariff rate regulatory developments. As such, the following "Recalculated Operating Results" section presents recalculated financial information to facilitate the comparison of operating results. This information includes the impact of the tariff rate agreement on the periods presented and excludes any amounts related to prior years.

Recalculated Operating Results


                                  (dollars in millions, except per unit amounts)
                                             Six Months Ended June 30,
                                           1996                     1995
                                           ----                     ----
     Operating Revenue                    $133.9                   $133.6
     Operating Expenses                    (81.0)                   (82.9)
     Interest Income                         4.6                      3.3
     Interest Expense                      (21.1)                   (19.2)
     Minority Interest                      (0.5)                    (0.5)
                                          ------                   ------
     Net Income                           $ 35.9                   $ 34.3
                                          ======                   ======
     Net Income per Unit                  $ 1.46                   $ 1.40
                                          ======                   ======


Recalculated net income for the six months ended June 30, 1996 was $1.6 million, or $0.06 per unit, higher than the recalculated net income for the same period of last year. This increase is primarily attributable to lower total operating expenses and greater interest income, partially offset by higher interest expense.

Recalculated operating revenue was similar to 1995 as the Partnership continued to match the strong operational performance of last year. Deliveries averaged 1,424,000 barrels per day for the first six months of 1996, up slightly from the 1,412,000 barrels per day averaged in the first half of 1995. System utilization, measured in barrel miles, decreased 2% from the first six months of last year, reflecting a higher proportion of shorter haul deliveries to the significant Midwest markets served by the Partnership. The impact on operating revenue of the shorter average haul was generally offset by a higher proportion of heavy crude oil deliveries (up 24% to 436,000 barrels per day). Due to its higher viscosity, which requires more horsepower to pump, the tariff rate for heavier crude oil is greater than that for lighter crude oils. The Partnership's current tariff rate for heavy crude oil deliveries to the Chicago area is approximately 10% to 18% higher than that for lighter crude oils.

Recalculated operating expenses for the first half of 1996 were $1.9 million less than the same period of 1995. This is primarily due to lower power costs, oil losses and property taxes, partially offset by higher depreciation. Efficiencies gained from the Partnership's ongoing power cost management initiative, partially offset by the transportation of greater amounts of heavy crude oil, led to the decrease in power costs. Oil losses are impacted by operational considerations, including changing customer delivery requirements, and the volatility of crude oil prices, resulting in variances in the level of losses from period to period. Property taxes are less than last year due to lower than anticipated mill rates. Higher depreciation corresponded to the growth in property, plant and equipment.

Interest income increased due to higher investment balances. Recalculated interest expense increased $1.9 million due to higher accrued rate refund balances and additional borrowings made under the Partnership's Credit Facility to finance 1995 enhancement capital expenditures.

The results of the first six months should not be taken as an indication of expected results for the full year as they reflect lower levels of repair and maintenance activities due to the timing of such programs. Repair and maintenance activities impact operating costs as well as system utilization as a portion of the system may temporarily be taken out of service during the activity.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

Net income for the three months ended June 30, 1996 was substantially unchanged from the same period of last year, as lower operating revenue and higher interest expense were offset by lower operating expenses and greater interest income.

Operating revenue for the second quarter of 1996, down 4% from 1995, was impacted by internal pipeline testing on portions of the system in April and May of 1996. As a result of this testing, deliveries for 1996's second quarter averaged 1,404,000 barrels per day, down 3% from the same period in 1995.

Total operating expenses for the three months ended June 30, 1996 were $2.8 million less than the corresponding period in 1995, primarily due to lower power costs, oil losses and property taxes. The transportation of lower volumes and efficiencies gained from the Partnership's ongoing power cost management initiative, partially offset by the transportation of greater amounts of heavy crude oil, led to the decrease in power costs. Oil losses are impacted by operational considerations and the volatility of crude oil prices, resulting in variances in the level of losses from period to period. Property taxes are less than last year due to lower than anticipated mill rates.

Interest income increased due to higher investment balances. Interest expense increased due to higher balances with respect to accrued rate refunds and borrowings under the Partnership's Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, cash, cash equivalents and short-term investments totaled $183.3 million, up $30.6 million since December 31, 1995, as cash generated from operating activities and borrowings exceeded cash required for distributions and capital expenditures. Of this $183.3 million, $15.9 million ($0.64 per unit) was set aside for the cash distribution payable August 14, 1996, with the remaining $167.4 million available for rate refunds, capital expenditures, distributions or other business needs.

Cash flow from operating activities totaled $67.9 million for the six months ended June 30, 1996, an increase of $14.2 million from the corresponding 1995 period. This was primarily due to lower working capital cash requirements resulting from timing differences in the payment of accrued obligations.

Capital expenditures to June 30, 1996 totaled $36.6 million, and are expected to total approximately $85 million for the entire year. The majority of this year's capital expenditures are for the Partnership's 1996 system expansion. This expansion, which is expected to be operational by the end of 1996, will increase delivery capacity into Chicago area markets by up to 120,000 barrels per day at a cost of approximately $65 million. Approximately 40,000 barrels per day of this added capacity will be required to offset the effects of moving increased volumes of heavy crude oil, which can lower system delivery capability. 1996 capital expenditures are expected to be financed with internally-generated cash and borrowed funds.

The Partnership has a Credit Facility of $205.0 million, of which $116.0 million was utilized by the Partnership at June 30, 1996.

OTHER MATTERS

The Partnership is proceeding in anticipation of approval of the additional expansion proposed by Interprovincial Pipe Line Inc. ("Interprovincial") and the General Partner in January 1996. As previously reported, this $400 million system-wide expansion includes approximately $300 million of expenditures in the U.S., and would increase delivery capacity by approximately 170,000 barrels per day to important U.S. Midwest markets. It is anticipated that this proposed expansion would be financed with existing cash, borrowings or the proceeds from additional equity offerings. In July 1996, the National Energy Board of Canada approved Interprovincial's application for this additional expansion in Canada. Interprovincial's application anticipates commencement of construction in 1997 and an in-service date in 1998.

On July 16, 1996, the Board of Directors of the General Partner announced the appointment of Ernest C. Hambrook as Chairman, replacing Brian F. MacNeill.
Mr. MacNeill, President and Chief Executive Officer of IPL Energy Inc. of Calgary, Alberta, continues as a director of the General Partner. Patrick D. Daniel was appointed President and a director of the General Partner. Mr. Daniel, who also serves as President and Chief Operating Officer of Interprovincial, replaces R. Hugh B. Sangster who was recently appointed Senior Vice President of Corporate Development of IPL Energy Inc. In addition, Richard
C. Sandahl, Vice President, Operations, has also been appointed a director of the General Partner. The General Partner and Interprovincial are subsidiaries of IPL Energy Inc.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 27, 1996, the Partnership filed a petition for review to the U.S. Court of Appeals for the District of Columbia Circuit of the June 1995 FERC decision (Opinion No. 397) and the related May 17, 1996 Opinion No. 397-A. The Canadian Association of Petroleum Producers and the Alberta Department of Energy filed a similar petition for review on May 28, 1996. All parties intend to withdraw their petition once formal approvals of the tariff rate agreement are obtained. For additional details, reference should be made to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     Exhibit 27 Financial Data Schedule as of and for the six months ended June 30, 1996.

b)   Reports on Form 8-K

     A report on Form 8-K, regarding the May 17, 1996 FERC Opinion and Order Denying Rehearing and Clarifying Opinion No. 397 (Opinion No. 397-A), was filed on May 21, 1996.

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




                                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                                                  (Registrant)


                                By:  Lakehead Pipe Line Company, Inc.
                                     as General Partner






                                                /s/S. Q. DeVinck
                                        ----------------------------------
                                                  S. Q. DeVinck
                                                Chief Accountant
                                            (Principal Financial and
                                               Accounting Officer)





                                                 August 8, 1996