Form 10-K
period 1996-12-31
LAKEHEAD PIPE LINE PARTNERS L P
filed 1997-02-28
CIK 880285

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended DECEMBER 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from  ___________ to  ___________

                        Commission File Number: 1-10934

                       LAKEHEAD PIPE LINE PARTNERS, L.P.
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                                   39-1715850
                                (I.R.S. Employer
                              Identification No.)

                              LAKE SUPERIOR PLACE
                            21 WEST SUPERIOR STREET
                          DULUTH, MINNESOTA 55802-2067
             (Address of principal executive offices and zip code)

                                 (218) 725-0100
              (Registrant's telephone number, including area code)
                           -------------------------

          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                     -----------------------------------------
              Preference Units                               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE
                           -------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No  __

     As of February 3, 1997, the aggregate market value of the Registrant's Preference units held by non affiliates of the Registrant was $763,420,000 based on the reported closing sale price of such units on the New York Stock Exchange on that date.

     As of February 3, 1997, there were 20,090,000 of the Registrant's Preference units outstanding.
                           -------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
ITEMS 1 & 2.  Business and Properties.....................................    1
ITEM 3.       Legal Proceedings...........................................   14
ITEM 4.       Submission of Matters to a Vote of Security Holders.........   15
                                    PART II
ITEM 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................   15
ITEM 6.       Selected Financial Data.....................................   16
ITEM 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   17
ITEM 8.       Financial Statements and Supplementary Data.................   20
ITEM 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   20
                                    PART III
ITEM 10.      Directors and Executive Officers of the Registrant..........   21
ITEM 11.      Executive Compensation......................................   22
ITEM 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................   22
ITEM 13.      Certain Relationships and Related Transactions..............   23
                                    PART IV
ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   24
SIGNATURES................................................................   26
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY INFORMATION AND FINANCIAL
  STATEMENT SCHEDULES.....................................................  F-1

     When used in this document, the words "anticipate," "believe," "expect," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected or estimated. For additional discussion of such risks, uncertainties and assumptions, see "Items 1 & 2, Business and Properties -- Business Risks" included elsewhere in this report.

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

GENERAL

     Lakehead Pipe Line Partners, L.P. is a publicly traded Delaware limited partnership ("Registrant" or "Partnership"), which owns a 99% limited partner interest in Lakehead Pipe Line Company, Limited Partnership ("Operating Partnership"), also a Delaware limited partnership. Unless the context otherwise requires, references herein to the Partnership include the Registrant and the Operating Partnership.

     The Partnership was formed in 1991 to acquire, own and operate the crude oil and natural gas liquids pipeline business of Lakehead Pipe Line Company, Inc. (the "General Partner"), a wholly-owned subsidiary of Interprovincial Pipe Line Inc. ("Interprovincial"). Interprovincial is a Canadian company owned by IPL Energy Inc. ("IPL Energy") of Calgary, Alberta, Canada. The General Partner has a 16% limited partner (in the form of 3,912,750 Common units) and 1% general partner interest in the Registrant, as well as a 1% general partner interest in the Operating Partnership (an effective 18% combined interest in the Partnership). The remaining 82% limited partner interest in the Partnership is represented by 20,090,000 publicly traded Preference units.

     Interprovincial and the Partnership are engaged in the transportation of crude oil and other liquid hydrocarbons through a common carrier pipeline system ("System"). The System, which is the primary transporter of crude oil from Canada to the United States and is the only pipeline that transports crude oil from western Canada to eastern Canada, serves all the major refining centers in the Great Lakes region of the United States, as well as the province of Ontario, Canada. The System consists of the IPL and IPL(NW) Systems in Canada and the Lakehead System, which is owned by the Partnership, in the United States.

     The Lakehead System traverses approximately 1,750 miles from the Canadian border near Neche, North Dakota, to the Canadian border near Marysville, Michigan. The Lakehead System consists of three separate lines extending from the Canadian border near Neche to Superior, Wisconsin, and a line from the Canadian border near Neche to Clearbrook, Minnesota. At Superior, the pipeline continues as two separate lines, one traversing through the upper Great Lakes region and the other through the lower Great Lakes region of the United States, with both lines re-entering Canada at a point near Marysville. The Lakehead System also includes a lateral line from the Canadian border near Niagara Falls, Ontario to the Buffalo, New York area.

     The IPL System, which is owned and operated by Interprovincial, extends approximately 1,200 miles from Edmonton, Alberta, across the Canadian Prairies to the U.S. border near Neche, and continues from the U.S. border near Marysville, to Toronto, Ontario, and Montreal, Quebec, with lateral lines to Nanticoke, Ontario, and Niagara Falls.

     The IPL(NW) System, which is owned and operated by Interprovincial Pipe Line (NW) Ltd., a wholly owned subsidiary of IPL Energy, extends approximately 540 miles between Norman Wells, Northwest Territories and Zama, Alberta.

PROPERTIES

     The Lakehead System consists of approximately 2,600 miles of pipe with diameters ranging from 12 inches to 48 inches, 57 main line pump station locations with a total of approximately 551,000 installed horsepower and 45 tanks with an aggregate capacity of approximately 9 million barrels. The volume of liquid hydrocarbons in the Lakehead System that is required at all times for operation amounts to approximately 12 million barrels, all of which is owned by the shippers on the Lakehead System.

     The Lakehead System is comprised of a number of separate segments as follows:

          (i) (a) the portion of Line 13 that extends from the Canadian border near Neche to Clearbrook consisting of 18 inch pipe;

             (b) the portions of Lines 1, 2, and 3 that extend from the Canadian border near Neche to Superior consisting of 20 (18 inch from Clearbrook to Superior), 26 and 34 inch pipe, respectively; Line 3 is looped with approximately 120 miles of 48 inch pipe;

          (ii) Line 5, a 30 inch line from Superior through the upper Great Lakes region via the upper peninsula of Michigan and across the Straits of Mackinac to the Canadian border near Marysville;

          (iii) the portion of Line 6 that is a 34 inch line from Superior to the Chicago area;

          (iv) the portion of Line 6 that is a 30 inch line extending from the Chicago area to the Canadian border near Marysville; and

          (v) the portion of Line 10 that is a lateral line from the Canadian border near Niagara Falls to the Buffalo area consisting of 12 inch pipe, which is looped with a 4 mile section of 20 inch pipe.

     The Lakehead System regularly transports up to 35 different types of liquid hydrocarbons including light, medium and heavy crude oil (including bitumen), condensate, synthetic crudes and natural gas liquids ("NGL").

     Estimated capacities of the various segments of the Lakehead System for 1997 are as follows:

                                                               DESIGN     ANNUAL
                        LINE SEGMENT                          CAPACITY   CAPACITY
                        ------------                          --------   --------
                                                                 (THOUSANDS OF
                                                               BARRELS PER DAY)
Canadian border to Clearbrook...............................   1,729      1,452
Clearbrook to Superior......................................   1,512      1,218
Superior to Canadian border near Marysville (through the
  upper Great Lakes region).................................     566        509
Superior to Chicago area....................................     782        704
Chicago area to Canadian border near Marysville.............     409        368
Canadian border near Niagara Falls to the Buffalo area......      66         59

     Design capacity is the absolute theoretical system capacity and assumes that all required horsepower is fully operational at all times. Annual capacity, which takes into account receipt and delivery patterns and ongoing pipeline maintenance, reflects achievable rates over long periods of time.

     The Lakehead System has been constructed and is maintained in accordance with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. To prolong the useful life of the Lakehead System, pipeline crews perform scheduled maintenance and make repairs when necessary. The Partnership attempts to control corrosion of the pipeline through use of pipe coatings and cathodic protection systems. These preventive measures are supported by internal inspections using electronic instruments. On a bi-weekly basis, the entire right of way is inspected from the air. Trained and skilled operators use computerized monitoring systems to identify pressure drops that might indicate potential disruptions in flow, and operate remote controlled valves and pumps that allow the Lakehead System to be shut down quickly if required.

     The Partnership continued its integrity program of periodic internal inspections of the Lakehead System during 1996 as inspections were conducted on selected sections of Line 3 and all of Line 5. Additional internal inspections will continue in 1997.

TITLE TO PROPERTIES

     The Partnership conducts business and owns properties located in seven states. The Lakehead System is, in general, located on land owned by others and is operated under perpetual easements or rights of way granted by land owners, public authorities, railways or public utilities. In certain of the states through which the pipeline passes, the Partnership has rights of condemnation. These rights have been exercised from time to time.

     The pumping stations, tanks, terminals and certain other facilities of the Lakehead System are located on land that is owned by the Partnership, except for five pumping stations that are situated on land owned by others and operated under easements or permits. Substantially all of the Lakehead System assets are subject to a first mortgage securing indebtedness of the Operating Partnership.

BUSINESS RISKS

     The Lakehead System is dependent upon the level of supply of crude oil and other liquid hydrocarbons from western Canada. For a discussion of the most recent report by the National Energy Board of Canada ("NEB") relating to long-term trends in the supply of crude oil produced in western Canada, see "-- Supply and Demand Projections for Western Canadian Crude Oil". If a decline in western Canadian crude oil does occur, the Partnership expects that throughput on the Lakehead System will also decline.

     The Partnership's business depends in part on the level of demand for crude oil and natural gas liquids in the geographic areas in which deliveries are made by the Lakehead System and the ability and willingness of shippers having access to the Lakehead System to supply such demand by deliveries through the Lakehead System. The Partnership cannot predict the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation or technological advances in fuel economy and energy generation devices, all of which could reduce the demand for crude oil and other liquid hydrocarbons in the areas in which deliveries are made by the Lakehead System. For a discussion of the most recent report by the NEB relating to long-term trends in the demand for crude oil produced in western Canada, see "-- Supply and Demand Projections for Western Canadian Crude Oil".

     The Lakehead System is dependent upon the utilization of the IPL System by producers of western Canadian crude oil to reach markets in the United States and eastern Canada. The diversion of western Canadian crude oil away from the IPL System, whether by virtue of increased demand by western Canadian refiners or the shipment of crude oil by other pipelines, would be likely to have a direct impact on the volumes transported by the Lakehead System. The Lakehead System encounters competition in serving shippers to the extent that shippers have alternative opportunities for transporting liquid hydrocarbons from their sources to customers. In addition, the Lakehead System is affected by the conditions in the markets for liquid hydrocarbons in the areas to which the Lakehead System makes deliveries. For a discussion of competition, see "-- Competition". In addition, reduced throughput on the IPL System as a result of testing, line repair, reduced operating pressures or other causes could result in reduced throughput on the Lakehead System.

     The operations of the Partnership are subject to federal and state laws and regulations relating to environmental protection and federal and state laws and regulations relating to operational safety. Although the General Partner believes that the operations of the Lakehead System are in general compliance with applicable environmental and safety regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and there can be no assurance that such costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental and safety laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the Partnership's operations, could result in substantial costs and liabilities to the Partnership. For a discussion on environmental and safety regulation, see "-- Environmental and Safety Regulation".

     The interstate common carrier pipeline operations of the Partnership are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC"). For a discussion of FERC regulation and Partnership tariff rates, see "-- Regulation" and "-- Tariffs".

REGULATION

FERC Regulation

     The interstate common carrier pipeline operations of the Partnership are subject to rate regulation by the FERC under the Interstate Commerce Act. The Interstate Commerce Act requires, among other things, that petroleum products and crude oil pipeline rates be just, reasonable and nondiscriminatory, and permits challenges to new, changed and existing rates through either a "protest" or "complaint". At the FERC, a protest normally applies only to a proposed change in a pipeline's rates or practices and subjects the pipeline to a forward-looking investigation and possible refund obligation if the commission chooses to suspend the proposed change. A complaint, by comparison, can apply either to an existing rate or practice or a proposed change and subjects the pipeline, in certain circumstances, to possible retroactive liability for past rates or practices found to be unlawful.

     The Energy Policy Act of 1992 required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for oil pipelines and to streamline procedures in oil pipeline proceedings. In response, the FERC issued Orders No. 561 and No. 561-A which prescribe an indexing methodology for setting rate ceilings beginning in 1995. Rates in effect at December 31, 1994, if not subject to protest or complaint, became the base rates for application of the indexing mechanism. The index selected for use is the Producer Price Index for Finished Goods minus 1% ("PPIFG-1"). On an ongoing basis, rate ceiling levels are adjusted each July 1, and the PPIFG-1 for use on July 1, 1996 was approximately 0.9%. Indexed rates are subject both to protests and to complaints, but in either case the FERC's existing regulations specify that the party challenging a rate must show reasonable grounds for asserting that the amount of any rate increase resulting from application of the index is so substantially in excess of the pipeline's increase in costs as to be unjust and unreasonable (or that the amount of any rate decrease is so substantially less than the actual cost decrease incurred that the rate is unjust and unreasonable).

     Prior to the indexing methodology, and since 1985, the propriety of crude oil pipeline rates was generally assessed on the basis of a trended original cost methodology (FERC Opinion No. 154-B/C). In general, under this cost-based methodology, crude oil pipeline rates were permitted to generate operating revenues, based on projected volumes, not greater than the total of the following components: (i) operating expenses, (ii) depreciation and amortization, (iii) federal and state income taxes and (iv) an overall allowed rate of return on the pipeline's rate base.

     In Orders No. 561 and No. 561-A, the FERC stated that, as a general rule, pipelines must utilize the indexing methodology to change rates. The FERC indicated, however, that it was retaining cost-based ratemaking, market-based rates and settlements as alternatives to the indexing approach. A pipeline can follow a cost-based approach when it can demonstrate that there is a substantial divergence between the actual costs experienced by the carrier and the rates resulting from application of the index such that rates at the ceiling level would preclude the carrier from being able to charge a just and reasonable rate. In addition, a pipeline can seek to charge market-based rates if it can establish that it lacks significant market power, and a pipeline can establish rates pursuant to a settlement if agreed upon by all current shippers. Initial rates for new services can be established through a cost-based filing or through agreement between the pipeline and at least one shipper not affiliated with the pipeline.

     In May 1996, the United States Court of Appeals for the District of Columbia Circuit denied the petitions for review of FERC Orders No. 561 and No. 561-A filed by the Association of Oil Pipe Lines, the Canadian Association of Petroleum Producers and others. No further legal review of these Orders is pending.

Other Regulation

     The Operating Partnership and the portion of the Lakehead System in Michigan is, or may be, subject to the jurisdiction of the Michigan Public Service Commission with respect to the construction and operation of the pipeline and the issuance of the Partnership's securities in that state. The Michigan Public Service Commission does not regulate the tariffs charged for transportation on the Lakehead System.

     International border crossing permits received from the U.S. Government authorize the Partnership to make and maintain its pipeline crossings of the international boundary between the United States and Canada. These permits provide that they may be terminated or amended at the will of the U.S. Government and that the pipelines they govern may be inspected by or subject to orders issued by federal or state government agencies.

     The governments of the United States and Canada have, by treaty, agreed to ensure nondiscriminatory treatment with respect to the passage of oil and gas through the pipelines of one country across the territory of the other.

TARIFFS

Rate Cases

     In October 1996, the FERC approved an agreement (the "Settlement Agreement") between the Partnership and customer representatives on all outstanding contested tariff rates. The Settlement Agreement provided for a tariff rate reduction of approximately 6% and total rate refunds and interest of $120.0 million through the effective date of October 1, 1996. Refunds of $41.8 million were made in the fourth quarter of 1996, with the remaining balance ($79.3 million at December 31, 1996) to be paid through a 10% reduction on future rates. This reduction will continue until all refunds have been made, which is expected to take approximately three years. Interest will continue to accrue on the unpaid balance. The Settlement Agreement also provides that the agreed tariff rates will be subject to indexing as prescribed by FERC regulation and that the Partnership's customer representatives will not challenge any rates within the indexed ceiling for a period of five years. Furthermore, the Settlement Agreement provides for the terms of an incremental tariff rate surcharge to recover the cost of, and allow a rate of return on, the Partnership's future new line from Superior to Chicago (for additional details about this new line, please read the information under the caption "Capital Expenditures"). The rate of return on this new line will be based on the utilization level of the additional capacity constructed. As per the Settlement Agreement, higher utilization will result in a greater rate of return, subject to a minimum and maximum rate of return of 7.5% and 15%, respectively.

     Subsequent to the Settlement Agreement, both the Partnership and customer representatives withdrew appeals filed with the U.S. Court of Appeals for the District of Columbia Circuit in response to the June 1995 FERC decision (Opinion No. 397) on the Partnership's tariff rates as well as the related May 1996 FERC Opinion No. 397-A. In Opinion No. 397 the FERC decided: (1) as provided in FERC Opinion No. 154-B, the Partnership's use of the trended original cost methodology is appropriate, and the Partnership is entitled to a starting, or transition, rate base; (2) the Partnership is not entitled to recover in cost of service a tax allowance with respect to income attributable to individual limited partners; and (3) the Partnership's rates in effect on October 24, 1991 were deemed by the FERC to have been subject to a complaint and are therefore not deemed "just and reasonable" by the Energy Policy Act. However, for the purposes of making refunds under Opinion No. 397, the Partnership is obligated to do so only down to the level of its rates in effect immediately preceding a May 1992 increase. In Opinion No. 397-A, which denied rehearing and clarified Opinion No. 397, the FERC further limited the income tax allowance by denying entitlement to any income tax allowance in connection with "curative allocations" which cause the General Partner's proportion of taxable income to be greater than its proportion of ownership in the Partnership.

Current Tariffs

     Under published tariffs, the rates for transportation through the Lakehead System of light crude oil from the Canadian border near Neche to principal delivery points at December 31, 1996, were as follows:

                                                                 RATE
                                                              PER BARREL
                                                              ----------
Clearbrook, Minnesota.......................................    $0.144
Superior, Wisconsin.........................................    $0.271
Chicago, Illinois area......................................    $0.532
Canadian border near Marysville, Michigan...................    $0.607
Buffalo, New York area......................................    $0.648

     The rates at December 31, 1996 for medium and heavy crude oils were higher, while those for NGL's were lower, than the rates set forth in the above table to compensate for differences in costs for shipping different grades of liquid hydrocarbons. In addition, effective November 1, 1996, the Partnership's published rates are subject to a 10% reduction, which will continue until all rate refunds and interest resulting from the Settlement Agreement have been paid.

     The Partnership finalized an agreement with Mustang Pipe Line Partners in October 1996 to provide for a future joint tariff covering shipments of western Canadian crude oil to the Patoka, Illinois market area south of Chicago. The shipments will travel on the Lakehead System to Chicago, and on to Patoka through the Mustang pipeline system. The joint tariff agreement will provide for lower transportation costs to shippers desiring access to the Patoka market, an incentive which the General Partner believes complements the Partnership's future new line from Superior to Chicago. For additional details about this new line, please read the information under the caption "-- Capital Expenditures". Mustang Pipe Line Partners is a Delaware general partnership owned by Mobil Illinois Pipe Line Company and a wholly-owned subsidiary of IPL Energy (U.S.A.) Inc. ("IPL Energy USA"), an affiliated Delaware corporation owned by IPL Energy.

DELIVERIES FROM THE LAKEHEAD SYSTEM

     Deliveries from the Lakehead System are made in the Great Lakes region of the United States and to the province of Ontario, principally to refineries, either directly or through connecting pipelines of other companies. Major refining centers within these regions are located near Sarnia, Nanticoke and Toronto, Ontario; the Minneapolis-St. Paul area of Minnesota; Superior, Wisconsin; the Chicago area of Illinois and Indiana; the pipeline hub at Patoka, Illinois; and the Detroit, Michigan; Toledo, Ohio; and Buffalo, New York areas. Crude oils and NGLs transported by the Lakehead System are feedstock for refineries and petrochemical plants.

     The U.S. Government segregates the United States into five districts, Petroleum Administration for Defense Districts ("PADD"), for purposes of its strategic planning to ensure crude oil supply to key refining areas in the event of a national emergency. The oil industry utilizes these districts in reporting statistics regarding oil supply and demand. The Lakehead System services the northern tier of PADD 2, and governmental publications project that crude oil demand in this area will remain relatively constant. In addition, such publications project the supply of crude oil from producing areas in the U.S. Rocky Mountains and Midwest that currently serve the entire PADD 2 market to decline in the near term as reserves are depleted, resulting in a need for additional supplies of crude oil to replace the continuing demand. As a result of these factors, the General Partner believes that the Lakehead System will be able to maintain its current level of deliveries into PADD 2. Express Pipeline Ltd. ("Express Pipeline"), a joint venture between Alberta Energy Company, Ltd. and TransCanada PipeLines Limited, has constructed a 170,000 barrel per day pipeline which will compete for this market. For additional details on Express Pipeline, see "-- Competition".

     The following table sets forth Lakehead System deliveries and barrel miles for each of the years in the five-year period ended December 31, 1996.

                                                          DELIVERIES
                                             -------------------------------------
                                             1996    1995    1994    1993    1992
                                             ----    ----    ----    ----    ----
                                                (THOUSANDS OF BARRELS PER DAY)
UNITED STATES
  Light crude oil..........................    309     345     335     332     333
  Medium and heavy crude oil...............    569     513     452     421     401
  NGL......................................     23      18       8       4       3
                                             -----   -----   -----   -----   -----
                                               901     876     795     757     737
                                             -----   -----   -----   -----   -----
EASTERN CANADA
  Light crude oil..........................    348     332     321     333     335
  Medium and heavy crude oil...............    102      96     108      97      83
  NGL......................................    100     105     102     101      96
                                             -----   -----   -----   -----   -----
                                               550     533     531     531     514
                                             -----   -----   -----   -----   -----
                                             1,451   1,409   1,326   1,288   1,251
                                             =====   =====   =====   =====   =====
BARREL MILES (billions)....................    384     385     366     358     353
                                             =====   =====   =====   =====   =====

     Deliveries on the Lakehead System in 1996 averaged approximately 1,451,000 barrels per day, a slight increase over 1995. Deliveries to U.S. destinations have increased over the past five years and made up 62% of the total volumes shipped on the Lakehead System in 1996. Deliveries to eastern Canada have remained relatively stable since 1992.

SOURCES OF SHIPMENTS

     Substantially all of the shipments delivered through the Lakehead System originate in oil fields in the Canadian provinces of Alberta, Saskatchewan, Manitoba and British Columbia and in the Northwest Territories of Canada. The shipments reach the Lakehead System from the portion of the System located in western Canada, which receives its shipments primarily through pipelines owned and operated by others. The Lakehead System also receives U.S. and Canadian production at Clearbrook (through a connection with Portal Pipe Line Company, an affiliate of the General Partner), U.S. production at Stockbridge and Lewiston, Michigan, and both U.S. and offshore production in the Chicago area.

SUPPLY AND DEMAND PROJECTIONS FOR WESTERN CANADIAN CRUDE OIL

     By virtue of the integrated nature of the System, the following discussion provides an assessment of the total supply and demand for western Canadian crude oil. The forecast supply and demand information is based on the analysis provided in the NEB's report "Canadian Energy Supply and Demand 1993 - 2010, Trends and Issues" ("NEB Report"), published in December 1994. The NEB Report focuses on broad prospective energy market developments under different scenarios but does not set forth detailed descriptions of the analytical methods used or the quantitative results supporting the scenarios.

Supply

     The NEB Report assesses the prospects for Canadian crude oil supply under two different assumptions about the progress of production and development technology. The "Current Tech Case" assumes crude oil supply costs associated with technologies that are currently in use or that have already been extensively tested and are close to becoming commercially viable. The "High Tech Case" assumes supply cost estimates associated with technologies that are in the early stages of research. These estimates were based on consultation with industry participants, the NEB's own assessment of historical trends and the NEB's own judgement. In both the Current Tech Case and the High Tech Case, the NEB assumed crude oil prices that rose from the 1993 average of $19 per barrel to $23 per barrel in 2010 (in 1993 constant dollars).

     The NEB also examined the impact that price sensitivity would have on crude oil supply. They developed two scenarios that assume technologies consistent with the Current Tech Case, but estimated supply at crude oil prices of $30 per barrel, the "High Price Case" and supply at crude oil prices of $15 per barrel, the "Low Price Case". The $15 to $30 window, in the NEB's view, represents a sustainable range of crude oil prices.

     The tables below set forth the NEB's projections of western Canadian productive capacity of crude oil and equivalent under each of their four scenarios:

        PRODUCTIVE CAPACITY OF WESTERN CANADIAN CRUDE OIL AND EQUIVALENT
                               CURRENT TECH CASE

                                                     1995     2000     2005     2010
                                                     ----     ----     ----     ----
                                                     (THOUSANDS OF BARRELS PER DAY)
Light crude oil...................................   1,290    1,140    1,020      850
Heavy crude oil...................................     810      940      780      700
                                                     -----    -----    -----    -----
                                                     2,100    2,080    1,800    1,550
                                                     =====    =====    =====    =====

        PRODUCTIVE CAPACITY OF WESTERN CANADIAN CRUDE OIL AND EQUIVALENT
                                 HIGH TECH CASE

                                                     1995     2000     2005     2010
                                                     ----     ----     ----     ----
                                                     (THOUSANDS OF BARRELS PER DAY)
Light crude oil...................................   1,300    1,140    1,030      920
Heavy crude oil...................................     820    1,090    1,080    1,090
                                                     -----    -----    -----    -----
                                                     2,120    2,230    2,110    2,010
                                                     =====    =====    =====    =====

        PRODUCTIVE CAPACITY OF WESTERN CANADIAN CRUDE OIL AND EQUIVALENT
                        CURRENT TECH AND LOW PRICE CASE

                                                     1995     2000     2005     2010
                                                     ----     ----     ----     ----
                                                     (THOUSANDS OF BARRELS PER DAY)
Light crude oil...................................   1,270    1,100      870      690
Heavy crude oil...................................     720      590      320      170
                                                     -----    -----    -----    -----
                                                     1,990    1,690    1,190      860
                                                     =====    =====    =====    =====

        PRODUCTIVE CAPACITY OF WESTERN CANADIAN CRUDE OIL AND EQUIVALENT
                        CURRENT TECH AND HIGH PRICE CASE

                                                     1995     2000     2005     2010
                                                     ----     ----     ----     ----
                                                     (THOUSANDS OF BARRELS PER DAY)
Light crude oil...................................   1,320    1,230    1,050    1,090
Heavy crude oil...................................     840    1,150    1,250    1,340
                                                     -----    -----    -----    -----
                                                     2,160    2,380    2,300    2,430
                                                     =====    =====    =====    =====

     The NEB states in their summary and conclusions that total Canadian crude oil production could increase over the study period so long as world oil prices are consistently above the mid-point of their sustainable range and/or technological progress further reduces supply costs. Any expansion in oil supply is likely to feature increases in heavy oil production, in bitumen production from the oil sands and light oil production from the frontiers. Light oil production from western Canada is expected to gradually decline over the study period. The state of resource depletion in western Canada suggests that supply of western Canadian conventional crude oil, particularly light crude oil, is unlikely to be sustained in the long run even under conditions of rapid technological progress. However, horizontal drilling and other new technologies may lead to a continued gradual increase in production in the near term and could delay the decline by several years.

     The NEB further summarizes their analysis by stating that the size and composition of Canadian crude oil supply is very sensitive to oil prices between $15 and $26. In a world in which oil prices track at the bottom of the sustainable range, total Canadian crude oil supply declines quite rapidly as no new supply sources are economically viable. In contrast, all sources are viable above $26. Canada should remain a net exporter of crude oil when oil prices are sustained at or above the mid-range level. At lower prices Canadian production declines sufficiently rapidly that Canada becomes a net importer toward the end of their forecast term.

Demand

     Refineries in Canada generally use light crude oil to manufacture petroleum products, while the bulk of western Canadian heavy crude oil production is exported. Because of this, the NEB separately determined supply and demand balances for light and heavy crude oil. The NEB Report only developed demand scenarios for western Canadian crude oil for the Current Tech Case and the High Tech Case, which are summarized in the following tables:

            DISPOSITION OF WESTERN CANADIAN CRUDE OIL AND EQUIVALENT
                               CURRENT TECH CASE

                                                     1995     2000     2005     2010
                                                     ----     ----     ----     ----
                                                     (THOUSANDS OF BARRELS PER DAY)
LIGHT CRUDE OIL
  Western Canada..................................     430      430      430      430
  Eastern Canada..................................     390      470      470      330
  United States...................................     560      330      210      190
                                                     -----    -----    -----    -----
                                                     1,380    1,230    1,110      950
                                                     -----    -----    -----    -----
HEAVY CRUDE OIL
  Western Canada..................................      40       50       50       50
  Eastern Canada..................................      90       90      100      100
  United States...................................     590      710      540      450
                                                     -----    -----    -----    -----
                                                       720      850      690      600
                                                     -----    -----    -----    -----
                                                     2,100    2,080    1,800    1,550
                                                     =====    =====    =====    =====

            DISPOSITION OF WESTERN CANADIAN CRUDE OIL AND EQUIVALENT
                                 HIGH TECH CASE

                                                     1995     2000     2005     2010
                                                     ----     ----     ----     ----
                                                     (THOUSANDS OF BARRELS PER DAY)
LIGHT CRUDE OIL
  Western Canada..................................     430      430      430      430
  Eastern Canada..................................     380      430      470      470
  United States...................................     590      370      270      190
                                                     -----    -----    -----    -----
                                                     1,400    1,230    1,170    1,090
                                                     -----    -----    -----    -----
HEAVY CRUDE OIL
  Western Canada..................................      40       50       50       50
  Eastern Canada..................................      80       90      100      100
  United States...................................     600      860      790      770
                                                     -----    -----    -----    -----
                                                       720    1,000      940      920
                                                     -----    -----    -----    -----
                                                     2,120    2,230    2,110    2,010
                                                     =====    =====    =====    =====

     The NEB assumed that western Canadian crude oil will be used first to satisfy refinery demand in western Canada and then to maintain a minimum level of exports to U.S. markets. The NEB assumed that market forces will result in a sustained level of light crude oil deliveries to U.S. markets of approximately 190,000 barrels per day. Their assumption reflects the expectation that crude oil currently moving to the U.S. on the Rangeland and Milk River pipeline systems will likely continue, and other U.S. refiners that are partially dependent on Canadian supply will continue to purchase western Canadian crude oil. Remaining volumes of western Canadian light crude oil would then be available to satisfy the needs of Quebec and Ontario.

     As has been the case for many years, the available supply of western Canadian heavy crude oil will continue to exceed Canadian requirements. This trend is expected to continue until the end of the NEB's plan period. The NEB assumed it very unlikely that Canadian refineries will significantly increase their use of heavy crude oil, unless the light/heavy crude oil price differentials widen sufficiently to justify large capital expenditures associated with the construction of the necessary processing facilities.

     Current Tech Case light/heavy price differentials are expected to increase only marginally through the forecast period. At these differentials, U.S. refiners can expand existing heavy crude oil upgrading facilities at a marginal cost below that which would be required by Canadian refiners. In the High Tech Case, differentials are projected to widen substantially, providing additional incentive for U.S. refiners to expand conversion facilities. The High Tech Case accounts for some upgrading in Alberta later in the plan period, when price differentials between light and heavy crude oil are assumed to widen significantly as a consequence of the growing production of bitumen. Investments in such upgrading projects remain highly speculative, and may result in alternate markets being required to absorb the incremental supply.

     The NEB based their projection of the U.S. market for Canadian heavy crude oil on a number of considerations. No major changes in U.S. product demand are expected in the northern tier area of PADD 2 served by Canadian heavy crude oil. U.S. domestic production currently supplying refineries in this area is declining, providing an opportunity for Canadian heavy crude oil to capture additional market share. U.S. refiners in this area began an upgrading program some years ago, and therefore, incremental refinery conversion capacity is much less costly than in Canada.

     The NEB concludes that Canadian heavy crude oil could well play an increasing role in meeting the U.S. demand for feedstocks over the projection period. Additionally, to the extent that upgrading projects in western Canada do not materialize in the post-2000 period, there will be greater reliance on this market to accommodate the growth in western Canadian crude oil production. Assuming no installation of conversion capacity in eastern Canadian refineries, the likely alternative market outlet would be the Wood River/Patoka, Illinois hub area near St. Louis, Missouri. The NEB's High Tech Case assumes that western Canadian heavy crude oil penetrates this area, although it is recognized that this is a highly competitive market, and subject to pressures from offshore imports.

     The NEB Report indicates that the NEB's analysis is not intended to provide a forecast but rather to give a broad assessment of the implications of possible variations in key underlying variables, such as world oil prices, for long-term trends in Canadian oil production. The NEB Report specifically disclaims any attempt to assess year-to-year fluctuations in the demand for and supply of energy or in energy prices. The NEB Report does not speculate on the future course of government policies, including energy and environmental policies, but rather analyzes plausible trends in energy market variables within the currently existing policy framework.

     Eastern Canadian demand for western Canadian crude oil could be impacted by the reversal of a portion of the IPL System located in Ontario and Quebec. For additional details on this reversal, see "-- Competition".

CUSTOMERS

     The Lakehead System conducts operations without the benefit of exclusive franchises from government entities or long-term contractual arrangements with shippers. During 1996, 44 shippers tendered crude oil and other liquid hydrocarbons for delivery through the Lakehead System. These customers included integrated oil companies with production facilities in western Canada and refineries in eastern Canada, major oil companies, refiners and marketers. Shipments by the top ten shippers during 1996 accounted for approximately 80% of total revenues during that period. Revenue from Amoco (through affiliated companies), Mobil Oil Company of Canada Ltd. and Imperial Oil Limited accounted for approximately 22%, 13% and 12%, respectively, of total operating revenue generated by the Lakehead System during 1996. The remaining shippers each accounted for less than 10% of such revenue.

CAPITAL EXPENDITURES

     In 1996, the Partnership made capital expenditures of $76.7 million, of which $59.0 million was for the 1996 expansion program which consisted primarily of several new pump stations on Line 6 from Superior to Chicago and a new tank at Clearbrook. The 1996 expansion has increased delivery capacity into Chicago area markets by up to 120,000 barrels per day. Approximately 40,000 barrels per day of this added capacity will be required to offset the effects of moving increased volumes of heavy crude oil, which can lower system delivery capability. Of the remaining capital expenditures, $5.9 million was spent for core maintenance capital expenditures and $11.8 million for other enhancements to the Lakehead System, which includes $7.1 million for an additional expansion in response to the increased Midwest U.S. demand for cost effective and timely access to western Canadian production. The Partnership and Interprovincial have begun working on this additional expansion, which is expected to increase delivery capacity to this important market by approximately 170,000 barrels per day. On the Lakehead System, this expansion will consist primarily of a new 450-mile 24 inch pipeline from Superior to Chicago at an approximate cost of $300 million. Right-of-way and environmental permitting work began in 1996 and will continue in 1997. The General Partner believes that the majority of the expenditures for pipeline construction will be incurred in 1998, with completion planned for the second half of that same year.

     The Partnership's recurring capital program to maintain and enhance the service capability of the Lakehead System, excluding the new pipeline from Superior to Chicago, will require future expenditures which are estimated to be up to approximately $30 million annually. Excluding the new pipeline, capital expenditures in 1997 are expected to total approximately $40 million.

TAXATION

     For federal and state income tax purposes, the Partnership and Operating Partnership are not taxable entities. Federal and state income taxes on Partnership taxable income are borne by the individual partners through the allocation of Partnership taxable income. Such taxable income may vary substantially from net income reported in the statement of income.

COMPETITION

     Because pipelines are generally the lowest cost method for intermediate and long haul overland movement of crude oil, the System's most significant existing competitors (other than indigenous consumption in western Canada) are other pipelines. Of the pipelines transporting western Canadian crude oil out of Canada (including Express Pipeline discussed below), the System provides approximately 75% of the total pipeline design capacity. Competition among common carrier pipelines is based primarily on transportation charges, access to producing areas and proximity to end users. Interprovincial and the General Partner believe that high capital requirements, environmental considerations and problems in acquiring rights of way and related permits make it unlikely that a competing pipeline system comparable in size and scope to the System will be built in the foreseeable future. However, the System is experiencing a competitive challenge for crude oil deliveries to the U.S. Midwest market by Express Pipeline. Express Pipeline has constructed a 170,000 barrel per day pipeline to carry western Canadian crude oil to the Wood River, Illinois market as well as the U.S. Rocky Mountain region. This pipeline is expected to be in service in 1997. Interprovincial and the General Partner believe, however, that the IPL/Lakehead System (including the future new line from Superior to Chicago) will be more attractive to western Canadian producers shipping to the Chicago or Patoka/Wood River based markets as it offers lower tolls, shorter transit times and no shipper volume commitments.

     The System encounters competition in serving shippers to the extent that shippers have alternate opportunities for transporting liquid hydrocarbons from their sources to customers. As U.S. domestic production declines in markets which are currently served by other pipelines from the western Canadian supply basin, Canadian crude oil may be drawn to those markets to meet shortfalls. Generally, it is expected that producers will receive the highest netback price from markets served by the System, but alternate markets may for periods of time offer equal or better returns for the producer. These could potentially be the U.S. Rocky Mountain region for sweet crude oil and the Washington state market for light sour crude oil.

     The General Partner estimates that the System transported approximately 70% of total western Canadian crude oil production to markets in the United States and eastern Canada in 1996, of which approximately 90% was transported by the Lakehead System. The remainder was refined in Alberta or transported through other pipelines to British Columbia and the states of Washington and Montana.

     In the United States, the Lakehead System encounters competition from other crude oil and refined product pipelines and other modes of transportation delivering crude oil and refined products to the refining centers of Minneapolis-St. Paul, Chicago, Detroit and Toledo. The Lakehead System transports approximately 45% of all crude oil deliveries into the Chicago area, 75% of all crude oil deliveries into the Minneapolis-St. Paul area, and virtually all deliveries of crude oil to Ontario, Canada. The Minneapolis-St. Paul refineries are serviced by three crude oil pipelines which compete with the Lakehead System. The Wood River Pipeline delivers imported and domestic crude oil from the south. The Minnesota Pipeline, in addition to moving Canadian crude oil, delivers North Dakota production received from the Portal Pipeline (an affiliate of the General Partner). The Williams Pipeline delivers crude oil and refined products from the Midcontinent. The Chicago area is served by both common carrier and proprietary pipelines. The Chicap/Capline system and the Arco /Seaway Pipeline are both common carriers which deliver domestic and imported crude oil to the Chicago market. Chicago is also served by proprietary pipelines operated by affiliates of Amoco. The Detroit and Toledo markets are serviced by the Mid-Valley Pipeline and other pipelines which connect to the Capline system. The Patoka/Wood River market area receives crude oil flows originating from the U.S. Gulf Coast from the Capline and Seaway pipelines. At Cushing, Oklahoma, the Seaway pipeline can feed into the Ozark pipeline for delivery to the Patoka/Wood River area. Domestic U.S. supplies can reach the Patoka/Wood River area by these lines as well. As previously stated, it is expected that the Express Pipeline will begin deliveries of western Canadian crude to this area in 1997. The Lakehead System also competes with the Cochin Pipeline for the transportation of natural gas liquids produced in western Canada.

     The IPL System includes a section which extends from Sarnia, Ontario to Montreal, Quebec (the "Montreal Extension"). The portion of the Montreal Extension from Sarnia to North Westover, Ontario is currently in west to east service. The section from North Westover to Montreal has been purged with nitrogen and remains available for service. Interprovincial is investigating economic alternatives for the Montreal Extension. A detailed evaluation has shown the most efficient use to be reversal of the direction of flow over the entire length of the Montreal Extension to bring offshore oil to Ontario refineries. While a reversal of the Montreal Extension could result in Interprovincial or a subsidiary of Interprovincial becoming a competitor for supplying crude oil to the Ontario market, such a reversal is expressly permitted by the agreements entered into at the time of formation of the Partnership. A reversal of the Montreal Extension is not anticipated to have a material adverse impact on the Partnership, as displaced volumes are expected to be redirected to existing U.S. markets served by the Partnership.

ENVIRONMENTAL AND SAFETY REGULATION

General

     The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment and safety. Although the General Partner believes that the operations of the Lakehead System are in general compliance with applicable environmental and safety laws and regulations, the risk of substantial liabilities are inherent in pipeline operations, and there can be no assurance that such liabilities will not be incurred. To the extent that the Partnership is unable to recover environmental costs in its rates or through insurance, the General Partner has agreed to indemnify the Partnership from and against any costs relating to environmental liabilities associated with the Lakehead System prior to its transfer to the Partnership in 1991. This excludes any liabilities resulting from a change in laws after such transfer. If the Partnership is held to be responsible for liabilities not covered by the General Partner's indemnification obligation, such liabilities could have an adverse impact on the financial condition of the Partnership and the Partnership's ability to make distributions.

Air

     The operations of the Partnership are subject to the federal Clean Air Act and comparable state statutes. The General Partner believes that the operations of the Lakehead System are in substantial compliance with such statutes in all states in which it operates.

Water

     The federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990 ("WPCA"), imposes strict controls against the discharge of oil into navigable waters. The WPCA provides penalties for any discharges of petroleum products in reportable quantities, imposes liability for clean-up costs and natural resource damage, and allows for third party lawsuits. State laws also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum into surface water or groundwater. Spill prevention control and countermeasure requirements of federal laws require diking and similar structures to help prevent contamination of navigable waters in the event of a petroleum overflow, rupture or leak. In response to regulations mandated by the WPCA, the Partnership has submitted to the Office of Pipeline Safety ("OPS") of the U.S. Department of Transportation ("DOT") oil spill emergency response plans, which have been approved, and a certification that it has the resources to respond to a worst case spill. Expenses of routine compliance with these and other similar regulations are not expected to have a material adverse impact on the Partnership.

     The operations of the Partnership are subject to state and federal regulations concerning the discharge of water associated with pipeline system operations or testing, or of stormwater run-off from facilities. The General Partner believes that the operations of the Lakehead System are in substantial compliance with such regulations in all states in which it operates.

Remediation Matters

     Contamination resulting from spills of crude oil and petroleum products is not unusual within the petroleum pipeline industry. The Lakehead System has, in the past, experienced such spills. Historic spills along the Lakehead System as a result of past operations may have resulted in soil or groundwater contamination for which further remediation may be required. The General Partner does not expect that any cleanup liabilities not covered by the General Partner's indemnification obligation will have a material adverse effect on the financial condition of the Partnership.

Superfund

     The Comprehensive Environmental Response, Compensation and Liability Act of 1989, as amended ("CERCLA"), also known as "Superfund", and comparable state laws impose liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site and companies that disposed, or arranged for the disposal of, the hazardous substances found at a site. Such statutes also authorize government environmental authorities such as the Environmental Protection Agency ("EPA") and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs incurred. In the course of its ordinary operations, the Lakehead System generates wastes, some of which fall within the federal and state statutory definitions of a "hazardous substance" and some of which were disposed of at sites that may require cleanup under Superfund and related state statutes.

     Uncertainty remains under current law as to whether certain petroleum contaminated wastes constitute hazardous substances for the purposes of CERCLA and comparable state laws. This uncertainty may, in the future, be resolved by a conclusive judicial or administrative determination that such wastes are considered hazardous substances. To the extent that such resolution would be considered to constitute a change in the law, the General Partner's indemnification obligations to the Partnership would not cover remedial liability that may, in the future, be asserted relating to the historical disposal of such waste generated by operation of the Lakehead System. The remedial liability associated with such waste may be material, although the General Partner believes that the Partnership would not be adversely impacted to a greater extent than its competitors.

Waste

     The Partnership generates hazardous and nonhazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Partnership reports, as required, to environmental regulatory agencies regarding the disposal of such wastes. The EPA is currently in the process of developing stricter disposal standards for nonhazardous waste. Further, it is possible that some wastes that are currently classified as nonhazardous, possibly including wastes generated during pipeline operations, may, in the future, be designated as "hazardous waste", which is subject to more costly disposal requirements.

Safety Regulation

     The Partnership's operations are subject to construction, operating and safety regulation by the DOT and various other federal, state and local agencies. The Pipeline Safety Act of 1992, as amended by the Accountable Pipeline Safety and Partnership Act of 1996, requires the OPS to consider environmental impacts and do a risk assessment, as well as satisfy its traditional public safety mandate, when developing pipeline safety regulations. This legislation also mandates the OPS to establish pipeline operator qualification rules, requires pipeline operators to provide maps and records to the OPS, and authorizes the OPS to require pipelines to be modified to accommodate internal inspection devices. Recent regulations have also been issued requiring pipeline operators to implement alcohol testing programs, to supplement already established drug testing programs previously required by regulation, for employees and contractors that are engaged in safety-sensitive activities. Additional legislation or regulations have been proposed requiring remotely controlled shutoff valves in populated or environmentally sensitive areas, increased public education of pipeline safety and accident prevention and periodic integrity testing of pipelines by internal inspection or hydrostatic testing. The Partnership currently has an integrity testing program utilizing internal inspection devices and has conducted additional hydrostatic testing for selected segments of the Lakehead System. Facilities have been constructed and permits obtained to treat and dispose of hydrostatic test water generated.

     The Partnership is also subject to the requirements of federal and state Occupational Safety and Health Acts ("OSHA"). The General Partner believes that the operations of the Lakehead System are in substantial compliance with such statutes in all states in which it operates.

     In general, the General Partner expects to incur future ongoing expenditures to comply with industry and regulatory safety standards. Such expenditures cannot be accurately estimated at this time, although the General Partner does not expect that they will have a material adverse effect on the Partnership.

EMPLOYEES

     Neither the General Partner nor the Partnership has any employees. On January 1, 1996, the General Partner transferred its employees to IPL Energy USA. As the General Partner is responsible for management and operation of the Partnership, it has entered into a services agreement with IPL Energy USA to provide the required services. The General Partner also receives, for the benefit of the Partnership, certain administrative, engineering, treasury and computer services from Interprovincial and IPL Energy. The Partnership reimburses the General Partner or its affiliates for expenses incurred in performing these services.

ITEM 3. LEGAL PROCEEDINGS

     In response to the Settlement Agreement, both the Partnership and customer representatives withdrew appeals filed with the U.S. Court of Appeals for the District of Columbia Circuit in response to the June 1995 FERC decision (Opinion No. 397) on the Partnership's tariff rates as well as the related May 1996 FERC Opinion No. 397-A.

     The Partnership is, and the General Partner prior to the formation of the Partnership has been, in the ordinary course of business, a defendant in various lawsuits and a party to various legal proceedings, some of which are covered, in whole or in part, by insurance. Certain of these claims were assumed by the Partnership in connection with the Partnership's formation. The Partnership believes that the outcome of all such lawsuits and other proceedings will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Partnership. In connection with the transfer of its pipeline business to the Partnership, the General Partner agreed to indemnify the Partnership from and against substantially all liabilities, including liabilities relating to environmental matters, arising from operations prior to the transfer. This indemnification does not apply to amounts that the Partnership would be able to recover in its tariffs or to any liabilities relating to a change in laws after December 27, 1991.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Preference units of the Registrant are listed and traded on the New York Stock Exchange, the principal market for the Partnership's Preference units, under the symbol LHP. The quarterly price range per Preference unit and cash distributions paid per unit for 1996 and 1995 are summarized below:

                                                              FIRST      SECOND    THIRD    FOURTH
                       1996 QUARTERS                          -----      ------    -----    ------
High........................................................  $  29     $  28 1/8 $  31 1/8 $  34 7/8
Low.........................................................  $  25 1/2 $  21 5/8 $  25 1/4 $  30 3/8
Cash distributions paid.....................................  $0.64     $0.64     $0.64     $0.68
1995 QUARTERS
High........................................................  $  29 1/4 $  30 5/8 $  27 1/4 $  27 1/2
Low.........................................................  $  26 3/8 $  22     $  25     $  24
Cash distributions paid.....................................  $0.64     $0.64     $0.64     $0.64

     At February 3, 1997, there were approximately 35,000 Preference Unitholders of which there were 3,610 registered Preference Unitholders of record. There is no established public trading market for the Registrant's Common units, all of which are held by the General Partner.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth, for the periods and at the dates indicated, summary historical financial and operating data for the Partnership. The table is derived from the consolidated financial statements of the Partnership and notes thereto, and should be read in conjunction with those audited financial statements.

                                                                YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                   1996(1)    1995(1)     1994      1993      1992
                                                   -------    -------     ----      ----      ----
                                                    (DOLLARS IN MILLIONS, EXCEPT PER UNIT AMOUNTS)
INCOME STATEMENT DATA:
  Operating revenue..............................   $274.5     $268.5     $246.0    $240.1    $222.2
  Operating expenses(2)..........................    187.1      195.2      159.7     159.6     148.7
                                                    ------     ------     ------    ------    ------
  Operating income...............................     87.4       73.3       86.3      80.5      73.5
  Other income...................................      9.6        7.1        4.1       3.1       3.5
  Interest expense...............................    (43.9)     (40.3)     (29.8)    (30.9)    (29.4)
  Minority interest..............................     (0.7)      (0.5)      (0.7)     (0.7)     (0.6)
                                                    ------     ------     ------    ------    ------
  Net income.....................................   $ 52.4     $ 39.6     $ 59.9    $ 52.0    $ 47.0
                                                    ======     ======     ======    ======    ======
  Net income per unit(3).........................   $ 2.11     $ 1.60     $ 2.61    $ 2.36    $ 2.13
                                                    ======     ======     ======    ======    ======
  Cash distributions paid per unit...............   $ 2.60     $ 2.56     $ 2.51    $ 2.36    $ 1.80(4)
                                                    ======     ======     ======    ======    ======
FINANCIAL POSITION DATA
  (AT YEAR END):
  Property, plant and equipment, net.............   $763.5     $725.1     $727.6    $622.1    $615.7
  Total assets...................................   $975.9     $915.2     $868.6    $758.8    $722.3
  Long-term debt.................................   $463.0     $395.0     $364.0    $344.0    $320.0
  Partners' capital
     General Partner.............................   $  1.6     $  1.5     $  1.6    $  0.7    $  0.5
     Common Unitholder...........................     21.7       21.7       23.5      11.8       9.7
     Preference Unitholders......................    376.3      387.9      409.3     354.4     356.7
                                                    ------     ------     ------    ------    ------
                                                    $399.6     $411.1     $434.4    $366.9    $366.9
                                                    ======     ======     ======    ======    ======
CASH FLOW DATA:
  Cash provided from operating activities........   $ 93.9     $121.5     $108.1    $ 92.5    $ 68.5
  Capital expenditures...........................   $ 76.7     $ 35.5     $136.9    $ 35.6    $ 32.6
OPERATING DATA:
  Barrel miles (billions)........................      384        385        366       358       353
  Deliveries
     (thousands of barrels per day)
     United States...............................      901        876        795       757       737
     Eastern Canada..............................      550        533        531       531       514
                                                    ------     ------     ------    ------    ------
                                                     1,451      1,409      1,326     1,288     1,251
                                                    ======     ======     ======    ======    ======

-------------------------
(1) 1996 results reflect the impact of the 1996 agreement between the Partnership and customer representatives on all outstanding contested tariff rates. 1995 results reflect the impact of the June 1995 FERC decision.

(2) Operating expenses include provisions for prior years' rate refunds of $20.1 million and $22.9 million in 1996 and 1995, respectively.

(3) The General Partner's allocation of net income has been deducted before calculating net income per unit.

(4) Distributions paid in 1992 consist of $0.03 per unit with respect to the period from December 27, 1991 (the Partnership's inception) through December 31, 1991 and $0.59 per unit with respect to each of the first three quarters of 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In October 1996, the FERC approved the Settlement Agreement between the Partnership and customer representatives on all outstanding contested tariff rates. The agreement provided for a tariff rate reduction of approximately 6% and total rate refunds and interest of $120.0 million through the effective date of October 1, 1996. Refunds of $41.8 million were made in the fourth quarter of 1996, with the remaining balance ($79.3 million at December 31, 1996) to be paid through a 10% reduction on future rates. This reduction will continue until all refunds have been made, which is expected to take approximately three years. Interest will continue to accrue on the unpaid balance. The Settlement Agreement also provides that the agreed tariff rates will be subject to indexing as prescribed by FERC regulations and that the Partnership's customer representatives will not challenge any rates within the indexed ceiling for a period of five years.

     On October 16, 1996, the Board of Directors of the General Partner increased the quarterly cash distribution to $0.68 per unit ($2.72 per unit on an annualized basis) from $0.64 per unit. This increase, the second since the Partnership's inception, is the result of continued earnings growth and the removal of the uncertainty relating to the Partnership's tariff rates.

RESULTS OF OPERATIONS

     The Partnership continued its strong operational performance in 1996 as deliveries averaged a record 1,451,000 barrels per day, up 3% from the 1,409,000 barrels averaged in 1995. System utilization, measured in barrel miles, remained relatively unchanged from last year, reflecting a higher proportion of shorter haul deliveries to the significant Midwest markets served by the Partnership. Deliveries and barrel miles during 1995 were up 6% and 5%, respectively, over 1994 as a result of the Partnership's 1994 expansion.

     Net income for 1996 was $52.4 million ($2.11 per unit) compared with $39.6 million ($1.60 per unit) in 1995 and $59.9 million ($2.61 per unit) in 1994. Net income is impacted in all years by the rate refunds and related interest recorded in response to various tariff rate regulatory developments. In order to eliminate the retroactive aspects of these developments and to facilitate comparison, operating results have been recalculated as shown below. This information includes the impact of the Settlement Agreement on the years presented and excludes any amounts related to prior years.

Recalculated Operating Results

                                                       1996           1995           1994
                                                       ----           ----           ----
                                                      (DOLLARS IN MILLIONS, EXCEPT PER UNIT
                                                                    AMOUNTS)
Operating Revenue................................      $ 274.5        $ 268.5        $ 237.0
Operating Expenses...............................       (167.0)        (172.3)        (159.7)
Interest Income..................................          9.6            7.1            4.1
Interest Expense.................................        (40.7)         (38.8)         (30.9)
Minority Interest................................         (0.9)          (0.7)          (0.6)
                                                       -------        -------        -------
Net Income.......................................      $  75.5        $  63.8        $  49.9
                                                       =======        =======        =======
Net Income Per Unit..............................      $  3.06        $  2.60        $  2.17
                                                       =======        =======        =======

     Recalculated net income for 1996 was $11.7 million, or $0.46 per unit, higher than in 1995. A combination of higher operating revenue, lower total operating expenses and greater interest income, partially offset by higher interest expense, led to the increase. Recalculated net income for 1995 reflects the positive impact of the Partnership's 1994 expansion program and was $13.9 million, or $0.43 per unit, greater than 1994. This expansion resulted in higher 1995 operating revenue which was partially offset by increased operating and interest expense.

     Recalculated operating revenue is computed at the tariff rates implied in the Settlement Agreement. These implied rates include an approximate 5% increase on November 30, 1994, allowed to reflect the additional costs associated with the 1994 expansion, and an approximate 0.9% increase on July 1, 1996 allowed under the FERC's indexing methodology. Operating revenue for 1996 was $6.0 million higher than 1995 primarily due to a greater proportion of heavy crude oil deliveries (up 29% to 471,000 barrels per day) and the 1996 tariff rate increase. The tariff rate for heavier crude oil is greater than that for lighter crude oils primarily due to its higher viscosity which requires more power to pump. The Partnership's current tariff rate for heavy crude oil deliveries to the Chicago area is approximately 10% to 18% higher than that for lighter crude oils. Operating revenue for 1995 was 13% above the previous year's recalculated amount of $237.0 million. This increase was due to both the transportation of greater volumes and the November 1994 tariff rate increase.

     Total 1996 recalculated operating expenses were $5.3 million less than in 1995 primarily due to lower power costs ($2.2 million) and oil losses ($2.8 million). Efficiencies gained from the Partnership's ongoing power cost management initiative, partially offset by the transportation of greater amounts of heavy crude oil, led to the decrease in power costs. Oil losses are impacted by operational considerations, including changing customer delivery requirements, and the volatility of crude oil prices, resulting in variances in the level of oil losses from year to year. Despite growth in property, plant and equipment, 1996 depreciation expense increased only slightly over 1995 due to the impact of new depreciation rates, effective July 1, 1996, which better represent the service life of the pipeline system. This change in depreciation rates, approved by the FERC, resulted in 1996 depreciation expense being approximately $1.8 million lower than it would have been utilizing the prior rates. Total 1995 recalculated operating expenses were $12.6 million greater than in 1994 primarily due to a combination of additional ongoing costs resulting from the 1994 expansion program (depreciation and property taxes -- $9.6 million) and lower overhead costs capitalized ($5.6 million), partially offset by lower oil losses ($2.4 million) and maintenance costs ($2.3 million). Overhead costs capitalized were more in 1994 as a higher proportion of employee time was spent on capital projects (as opposed to maintenance and repair projects) due to the 1994 capacity expansion. Efficiencies implemented with the 1994 expansion, as well as management initiatives, contributed to oil losses being less than in 1994. A reduction in periodic pipeline inspection costs led to lower maintenance costs in 1995.

     Interest income in 1996 increased over 1995 due to higher average investment balances. Interest income in 1995 was greater than in 1994 due to both higher average interest rates and investment balances.

     Recalculated interest expense for 1996 was $1.9 million greater than in 1995 primarily due to the impact of additional borrowings under the Partnership's credit facility to finance enhancement capital expenditures. 1995 recalculated interest expense increased $7.9 million over the previous year primarily due to the impact of higher average balances and interest rates with respect to accrued rate refunds ($2.8 million) and borrowings under the credit facility ($2.3 million). In addition, interest capitalized in 1995 was $2.8 million lower than in 1994. Larger capital projects, primarily the 1994 expansion program, allowed more interest to be capitalized in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, cash, cash equivalents and short-term investments totaled $173.3 million, up $20.6 million since December 31, 1995, as cash generated from operating activities and borrowings exceeded cash required for distributions, capital expenditures and rate refunds. Of this $173.3 million, $17.0 million ($0.68 per unit) was set aside for the cash distribution paid on February 14, 1997, with the remaining $156.3 million available for capital expenditures, distributions or other business needs.

     Cash generated from operating activities in 1996 decreased $27.6 million from 1995 primarily due to the repayment of rate refunds and related interest, partially offset by higher net income. Cash generated from operating activities in 1995 was $13.4 million over 1994 as higher cash flow from income before non-cash deductions for depreciation and accrued rate refunds was partially offset by greater working capital requirements. Timing differences in the collection of accounts receivable and payment of accrued obligations led to the year-to-year changes in working capital requirements.

     In 1996, the Partnership made capital expenditures of $76.7 million, of which $59.0 million was for the 1996 expansion program. The 1996 expansion consisted primarily of several new pump stations on Line 6 from Superior to Chicago and a new tank at Clearbrook, and increased delivery capacity into Chicago area markets by up to 120,000 barrels per day. Approximately 40,000 barrels per day of this added capacity will be required to offset the effects of moving increased volumes of heavy crude oil, which can lower system delivery capability. Of the remaining capital expenditures, $5.9 million (1995 -- $7.6 million; 1994 -- $14.5 million) was spent for core maintenance capital expenditures and $11.8 million (1995 -- $27.9 million; 1994 --$122.4 million) for other enhancements.

     Distributions paid to partners increased $1.0 million to $63.9 million ($2.60 per unit) in 1996. The $0.04 per unit quarterly distribution increase first paid in November 1996 accounted for the increase. 1995 distributions increased $5.7 million over 1994 to $62.9 million ($2.56 per unit). The full year effect of distributions paid on the additional 2.2 million Preference units issued in September 1994 primarily accounted for this increase. In February 1997, the Partnership paid a $0.68 per unit distribution related to the fourth quarter of 1996. This was the last distribution subject to certain preferential rights of the Preference Unitholders and certain support obligations of the General Partner. With respect to subsequent cash distributions, the Preference and Common units will be treated as one class of units. For additional details, please read Note 3 to the Partnership's Consolidated Financial Statements.

     The Partnership borrowed $68.0 million under its $205.0 million revolving credit facility in 1996, primarily to finance the 1996 expansion in accordance with an appropriate regulatory capital structure. This brings total borrowings under the facility to $153.0 million at December 31, 1996. For additional details relating to the revolving credit facility, please read Note 5 to the Partnership's Consolidated Financial Statements.

     The General Partner believes that the Partnership will continue to have adequate liquidity to fund future recurring operating, investing and financing activities. Cash distributions and certain recurring capital expenditure programs are expected to be funded with internally-generated cash. Significant enhancement capital expenditures are expected to be funded with internally-generated cash, borrowings or the proceeds from additional equity offerings.

FUTURE PROSPECTS

     Income and cash flows are sensitive to oil industry supply and demand in both Canada and the United States, as well as the regulatory environment. As the Lakehead System is operationally integrated with the IPL System, the Partnership's revenues are dependent upon the utilization of the IPL System by producers of western Canadian crude oil. Interprovincial and the General Partner believe demand for the System will continue in light of industry's increasing production forecasts for western Canadian crude oil.

     The Partnership intends to maintain and enhance the service capability of the Lakehead System. This will require future capital expenditures which are estimated to be up to $30 million on a recurring annual basis. In addition, in response to the increased Midwest U.S. demand for cost effective and timely access to western Canadian production, the Partnership and Interprovincial have begun working on an additional expansion which is expected to increase delivery capacity to this important market by approximately 170,000 barrels per day. On the Lakehead System, this expansion will consist primarily of a new 450-mile 24 inch pipeline from Superior to Chicago at an approximate cost of $300 million. Right-of-way and environmental permitting work began in 1996 and will continue in 1997. The General Partner believes that the majority of the expenditures for pipeline construction will be incurred in 1998, with completion planned for the second half of that same year. The Partnership plans on financing this expansion with existing cash balances, borrowings and proceeds from the issuance of additional Partnership units.

     The Partnership's 1996 expansion is not expected to significantly impact net income at this time. However, the General Partner believes that it adds the long-term flexibility necessary to meet emerging supply and transportation trends in North America and complements the Partnership's future new pipeline from Superior to Chicago. The General Partner believes that these combined expansions will position the Partnership to realize increased cash flows which will enhance the Partnership's future distribution capability.

     The Partnership finalized an agreement with Mustang Pipe Line Partners in October 1996 to provide for a future joint tariff covering shipments of western Canadian crude oil to the Patoka, Illinois market area south of Chicago. These shipments will travel on the Partnership's system to Chicago, and on to Patoka through the

Mustang pipeline system. The joint tariff agreement will provide for lower transportation costs to shippers desiring access to the Patoka market, an incentive which the General Partner believes complements the Partnership's future new pipeline from Superior to Chicago. Mustang Pipe Line Partners is a Delaware general partnership owned by Mobil Illinois Pipe Line Company and a wholly-owned subsidiary of IPL Energy USA.

     BP Exploration & Oil Inc. has announced a proposal to convert 110,000 barrels per day of light crude oil processing capacity to medium/heavy crude oil capacity at its Toledo, Ohio refinery. In conjunction with this, IPL Energy has proposed construction of a 75-mile 16 inch pipeline which would connect the Partnership's system near Stockbridge, Michigan to BP's Toledo refinery. The General Partner believes these proposals also complement the future line from Superior to Chicago as they offer another market for western Canadian producers of medium and heavy crude oil. Various approvals and agreements are required before these proposals can proceed.

     The Partnership and Interprovincial are committed to remaining the primary transporter of western Canadian crude oil to the U.S. Midwest and eastern Canada. As such, and in light of potential further demand for capacity, the Partnership and Interprovincial have entered into preliminary discussions with shippers to provide for additional expansions beyond the new pipeline from Superior to Chicago.

     The Partnership is subject to a rate regulatory methodology which prescribes rate ceilings adjusted every July 1. The rate ceilings are adjusted by reference to annual changes in the Producer Price Index for Finished Goods minus one percent ("PPIFG-1"). The General Partner does not anticipate that PPIFG-1 will change significantly enough (July 1, 1996 = 0.9%) to have a material effect on 1997 operating revenue. The General Partner also believes that the 1997 impact of inflation on the Partnership's overall operating expenses will be mitigated by ongoing cost-control initiatives.

     The Settlement Agreement will benefit the Partnership by restoring stability and providing predictable tariff rates as customer representatives have agreed not to challenge any rates within the indexed ceiling for a period of five years. In addition, the Partnership and customer representatives agreed to the terms of an incremental tariff rate surcharge to recover the cost of, and allow a rate of return on, the new line from Superior to Chicago. The rate of return on this new line will be based on the utilization level of the additional capacity constructed.

     The Partnership is also subject to the risks of environmental costs and liabilities inherent in pipeline operations. To the extent that the Partnership is unable to recover environmental costs in its rates or through insurance, the General Partner has agreed to indemnify the Partnership from and against any costs relating to environmental liabilities associated with the Lakehead System prior to its transfer to the Partnership in 1991. This indemnity excludes any liabilities resulting from a change in laws after such transfer.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Partnership together with the notes thereto and the independent accountants' reports thereon, appear on pages F-2 through F-11 of this Report. Reference should be made to the Index to Financial Statements, Supplementary Information and Financial Statement Schedules on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors and Executive Officers

     The Registrant is a limited partnership and has no officers, directors or employees. Set forth below is certain information concerning the directors and executive officers of the General Partner. As the sole stockholder of the General Partner, Interprovincial elects the directors of the General Partner on an annual basis. All officers of the General Partner serve at the discretion of the directors of the General Partner.

               NAME                    AGE       POSITION WITH GENERAL PARTNER
               ----                    ---       -----------------------------
E. C. Hambrook.....................    59     Chairman and Director
P. D. Daniel.......................    50     President and Director
R. C. Sandahl......................    46     Vice President and Director
F. W. Fitzpatrick..................    64     Director
B. F. MacNeill.....................    57     Director
C. A. Russell......................    63     Director
D. P. Truswell.....................    53     Director
J. R. Bird.........................    47     Treasurer
S. Q. DeVinck......................    37     Chief Accountant
P. W. Norgren......................    43     Secretary

     Mr. Hambrook was elected a Director of the General Partner in January 1992 and has served as Chairman of the General Partner since July 1996. He also serves on the Audit Committee. Mr. Hambrook is the President of Hambrook Resources Inc.

     Mr. Daniel has served as President and a Director of the General Partner since July 1996. Mr. Daniel has served as President and Chief Executive Officer of Interprovincial since August 1996 and President and Chief Operating Officer of Interprovincial from May 1994 to August 1996. He has also served as Senior Vice President of IPL Energy since May 1994. Prior thereto, he served as Vice President, Planning of IPL Energy. Mr. Daniel has served as President and Chairman of IPL Energy USA since August 1996.

     Mr. Sandahl has served as Vice President and a Director of the General Partner since July 1996. Mr. Sandahl was Vice President, Operations of the General Partner from May 1994 to August 1996. Prior thereto, he was employed by Interprovincial for six years where he served in various capacities, most recently as Director of Engineering Services from June 1990 to May 1994. On January 1, 1996, Mr. Sandahl was transferred from employment with the General Partner to employment with IPL Energy USA. He has served as Vice President of IPL Energy USA since August 1996.

     Mr. Fitzpatrick was elected a Director of the General Partner in April 1993 and serves on the Audit Committee. He is also a Director of IPL Energy.

     Mr. MacNeill has served as a Director of the General Partner since May 1990 and previously served as Chairman and Chief Executive Officer of the General Partner from May 1994 to July 1996. From May 1991 to May 1994, he served as President and Chief Executive Officer of the General Partner. Mr. MacNeill has served as Chief Executive Officer, President and a Director of IPL Energy since December 1992 and Chairman of Interprovincial since August 1996. He was Chairman and Chief Executive Officer of Interprovincial from May 1994 to August 1996. Prior thereto, he served as President and Chief Executive Officer of Interprovincial from May 1991 to May 1994.

     Mr. Russell was elected a Director of the General Partner in October 1985 and serves as the Chairman of the Audit Committee. Mr. Russell served as Chairman and Chief Executive Officer of Norwest Bank Minnesota North, N.A. from January 1, 1995 to December 31, 1995. Prior thereto, he served as President of Norwest Bank Minnesota North, N.A. He also served as a Director of Minnesota Power and Light Co. until May 1996.

     Mr. Truswell was elected a Director of the General Partner in May 1991 and previously served as a Vice President of the General Partner from October 1991 to May 1994. Mr. Truswell has served as Senior Vice President and Chief Financial Officer of IPL Energy since May 1994 and prior thereto, as Vice President, Finance since 1992. Prior thereto, he served in various senior executive capacities with Interprovincial, including as Vice President, Finance from May 1991 to May 1994.

     Mr. Bird has served as Treasurer of the General Partner since October 1996. He has served as Vice President and Treasurer of IPL Energy since February 1995. Prior thereto, Mr. Bird was employed by Gulf Canada Resources Ltd. as Vice President, Treasury and Corporate Development from April 1993 to January 1995. Prior thereto, he was employed by GW Utilities Ltd. as Vice President and Controller.

     Mr. DeVinck has served as Chief Accountant of the General Partner since July 1996. Prior thereto, he held management and supervisory positions with the General Partner in the areas of tax and accounting. On January 1, 1996, Mr. DeVinck was transferred from employment with the General Partner to employment with IPL Energy USA. He has served as Chief Accountant of IPL Energy USA since August 1996.

     Mr. Norgren has served as Secretary of the General Partner since July 1996. Prior thereto, he served as Assistant Secretary and in professional and management positions within the Law department of the General Partner. On January 1, 1996, Mr. Norgren, General Counsel, was transferred from employment with the General Partner to employment with IPL Energy USA. He has served as Secretary of IPL Energy USA since August 1996, and prior thereto as Assistant Secretary from November 1995 to August 1996.

     (b) Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and officers, and persons who own more than ten percent of a registered class of the Partnership's equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) of such securities with the Securities and Exchange Commission and the New York Stock Exchange. Mr. J.R. Bird, Treasurer of the General Partner, Mr. P.D. Daniel, President and a director of the General Partner, Mr. S.Q. DeVinck, Chief Accountant of the General Partner and Mr. P.W. Norgren, Secretary of the General Partner, were each late in filing an initial report on Form 3.

ITEM 11. EXECUTIVE COMPENSATION

     The General Partner is responsible for the management and operation of the Partnership. The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership's operations, but instead reimburses the General Partner or its affiliates for the services of such persons. As the General Partner has no employees, it has entered into a services agreement with IPL Energy USA to provide the services required by the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

        TITLE OF CLASS                         NAME AND ADDRESS                  AMOUNT      PERCENT OF CLASS
        --------------                         ----------------                  ------      ----------------
Preference units                   No person or group is known to be the
                                   beneficial owner of more than 5% of the
                                   Preference Units as at February 1, 1997
Common units                       Lakehead Pipe Line Company, Inc.             3,912,750          100
                                   Lake Superior Place
                                   21 West Superior Street
                                   Duluth, Minnesota 55802-2067

     (b) Security Ownership of Management

     As of February 3, 1997, S.Q. DeVinck beneficially owned 400 Preference units. Preference units beneficially held by all directors and officers as a group represented less than 1% of the Partnership's outstanding Preference units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership is managed by the General Partner pursuant to the Amended and Restated Agreements of Limited Partnership of the Partnership and the Operating Partnership, dated December 27, 1991 ("Partnership Agreements"). The General Partner has entered into a services agreement with IPL Energy USA whereby the General Partner will utilize the resources of IPL Energy USA to operate the Partnership. Under this agreement, IPL Energy USA will be reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership. The General Partner also receives certain administrative, engineering, treasury and computer services from Interprovincial and IPL Energy for the benefit of the Partnership. The Partnership reimburses the General Partner for the cost of these services. For information about reimbursements to the General Partner, please read Note 6 to the Partnership's Consolidated Financial Statements.

     Under the terms of the Revolving Credit Facility Agreement, Lakehead Services, Limited Partnership ("Services Partnership") and the Partnership may draw down funds up to a combined maximum of $205.0 million. The Partnership has a 1% general partner interest in the Services Partnership, with the General Partner having a 99% limited partner interest. For additional details, please read Note 6 to the Partnership's Consolidated Financial Statements.

     For discussion of distribution restrictions and incentive distributions payable to the General Partner, please read Note 3 to the Partnership's Consolidated Financial Statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) As to financial statements, supplementary information and financial statement schedules, reference is made to "Index to Financial Statements, Supplementary Information and Financial Statement Schedules" on page F-1 of this Report.

     (b) The Registrant did not file any reports on Form 8-K during the fourth quarter of 1996.

     (c) The following Exhibits (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated herein by reference as part of this Report.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Certificate of Limited Partnership of the Partnership.
           (Partnership's Registration Statement No. 33-43425 --
           Exhibit 3.1)
 4.1       Form of Certificate representing Preference Units. (1991
           Form 10-K -- Exhibit 4.1)
 4.2       Amended and Restated Agreement of Limited Partnership of the
           Partnership, dated December 27, 1991. (1991 Form 10-K --
           Exhibit 4.2)
10.1       Note Agreement and Mortgage, dated December 12, 1991. (1991
           Form 10-K -- Exhibit 10.1)
10.2       Revolving Credit and Term Loan Facility Agreement, dated
           December 12, 1991, among Lakehead Pipe Line Company, Inc.,
           Lakehead Pipe Line Partners, L.P., Lakehead Services,
           Limited Partnership, Lakehead Pipe Line Company, Limited
           Partnership and the Bank of Montreal and Harris Trust and
           Savings Bank. (1991 Form 10-K -- Exhibit 10.2)
10.3       Distribution Support Agreement, dated December 27, 1991,
           among the Partnership, Lakehead Pipe Line Company, Inc. and
           Interprovincial Pipe Line Inc. (1991 Form 10-K -- Exhibit
           10.3)
10.4       Assumption and Indemnity Agreement, dated December 18, 1992, between Interprovincial Pipe Line Inc. and Interprovincial
           Pipe Line System Inc. (1992 Form 10-K -- Exhibit 10.4)
10.5       Amended Services Agreement, dated February 29, 1988, between
           Interprovincial Pipe Line Inc. and Lakehead Pipe Line
           Company, Inc. (1991 Form 10-K -- Exhibit 10.4)
10.6       Amended Services Agreement, dated January 1, 1992, between
           Interprovincial Pipe Line Inc. and Lakehead Pipe Line
           Company, Inc. (1992 Form 10-K -- Exhibit 10.6)
10.7       Certificate of Limited Partnership of the Operating
           Partnership. (Partnership's Registration Statement No.
           33-43425 -- Exhibit 10.1)
10.8       Amended and Restated Agreement of Limited Partnership of the
           Operating Partnership, dated December 27, 1991. (1991 Form
           10-K -- Exhibit 10.6)
10.9       Certificate of Limited Partnership of Lakehead Services,
           Limited Partnership. (Partnership's Registration Statement
           No. 33-43425 -- Exhibit 10.4)
10.10      Amendment No. 1 to the Certificate of Limited Partnership of
           Lakehead Services, Limited Partnership. (Partnership's
           Registration Statement No. 33-43425 -- Exhibit 10.16)
10.11      Amended and Restated Agreement of Limited Partnership of
           Lakehead Services, Limited Partnership, dated December 27,
           1991. (1991 Form 10-K -- Exhibit 10.9)
10.12      Contribution, Conveyance and Assumption Agreement, dated
           December 27, 1991, among Lakehead Pipe Line Company, Inc.,
           Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line
           Company, Limited Partnership. (1991 Form 10-K -- Exhibit
           10.10)
10.13      LPL Contribution and Assumption Agreement, dated December
           27, 1991, among Lakehead Pipe Line Company, Inc., Lakehead
           Pipe Line Partners, L.P. and Lakehead Pipe Line Company,
           Limited Partnership and Lakehead Services, Limited
           Partnership. (1991 Form 10-K -- Exhibit 10.11)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.14      Services Agreement, dated January 1, 1996, between IPL
           Energy (U.S.A.) Inc. and Lakehead Pipe Line Company, Inc.
           (1995 Form 10-K -- Exhibit 10.14)
10.15      Amended and Restated Revolving Credit Agreement, dated
           September 6, 1996, among Lakehead Pipe Line Company, Inc.,
           Lakehead Pipe Line Partners, L.P., Lakehead Services,
           Limited Partnership, Lakehead Pipe Line Company, Limited
           Partnership and the Bank of Montreal and Harris Trust and
           Savings Bank.
10.16      First Amendment to Amended and Restated Revolving Credit
           Agreement, dated September 6, 1996, among Lakehead Pipe Line
           Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead
           Services, Limited Partnership, Lakehead Pipe Line Company,
           Limited Partnership and the Bank of Montreal.
10.17      Settlement Agreement, dated August 28, 1996, between
           Lakehead Pipe Line Company, Limited Partnership and the
           Canadian Association of Petroleum Producers and the Alberta
           Department of Energy.
10.18      Treasury Services Agreement, dated January 1, 1996, between
           IPL Energy Inc. and Lakehead Pipe Line Company, Inc.
21         Subsidiaries of the Registrant.
27         Financial Data Schedule as of and for the year ended
           December 31, 1996.

     All Exhibits listed above, with the exception of Exhibits 10.15, 10.16, 10.17, 10.18, 21 and 27 are incorporated herein by reference to the documents identified in parentheses.

     Copies of Exhibits may be obtained upon written request of any Unitholder to Investor Relations, Lakehead Pipe Line Company, Inc., Lake Superior Place, 21 West Superior Street, Duluth, Minnesota 55802-2067.

     (d) As to financial statement schedules, reference is made to "Financial Statement Schedules" on page F-1 of this report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Lakehead Pipe Line Partners, L.P.
                                          (Registrant)

                                          By: Lakehead Pipe Line Company, Inc.,
                                            as General Partner

Date: February 17, 1997                   By:        /s/ P. D. DANIEL

                                            ------------------------------------
                                                        P.D. Daniel
                                                        (President)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 17, 1997 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED WITH LAKEHEAD PIPE LINE COMPANY, INC., GENERAL PARTNER.

             /s/ P.D. DANIEL                                   /s/ E.C. HAMBROOK
------------------------------------------         ------------------------------------------
               P.D. Daniel                                       E.C. Hambrook
          President and Director                             Chairman and Director
      (Principal Executive Officer)

             /s/ R.C. SANDAHL                                   /s/ S.Q. DEVINCK
------------------------------------------         ------------------------------------------
               R.C. Sandahl                                       S.Q. DeVinck
       Vice President and Director                              Chief Accountant
                                                      (Principal Financial and Accounting
                                                                    Officer)

           /s/ F.W. FITZPATRICK                                /s/ B.F. MACNEILL
------------------------------------------         ------------------------------------------
             F.W. Fitzpatrick                                    B.F. MacNeill
                 Director                                           Director

             /s/ C.A. RUSSELL                                  /s/ D.P. TRUSWELL
------------------------------------------         ------------------------------------------
               C.A. Russell                                      D.P. Truswell
                 Director                                           Director

            INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY INFORMATION
                       AND FINANCIAL STATEMENT SCHEDULES

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                                                                PAGE
                                                                ----

Financial Statements
  Report of Independent Accountants.........................     F-2
  Consolidated Statement of Income for the Years Ended
     December 31, 1996, 1995, 1994..........................     F-3
  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1996, 1995, 1994..........................     F-4
  Consolidated Statement of Financial Position as at
     December 31, 1996 and 1995.............................     F-5
  Consolidated Statement of Partners' Capital for the Years
     Ended December 31, 1996,
     1995, 1994.............................................     F-6
  Notes to the 1996 Consolidated Financial Statements.......     F-7
Supplementary Information (Unaudited)
  Selected Quarterly Financial Data.........................    F-13

                         FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
  Lakehead Pipe Line Partners, L.P.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Lakehead Pipe Line Partners, L.P. and its investment in Lakehead Pipe Line Company, Limited Partnership at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Minneapolis, Minnesota
January 13, 1997

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1996      1995      1994
                                                                 ----      ----      ----
                                                                  (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER UNIT AMOUNTS)
Operating Revenue (Note 8)..................................    $274.5    $268.5    $246.0
                                                                ------    ------    ------
Expenses
  Power.....................................................      62.0      64.2      62.6
  Operating and administrative..............................      66.7      70.1      65.7
  Depreciation..............................................      38.3      38.0      31.4
  Provision for prior years' rate refunds (Note 8)..........      20.1      22.9        --
                                                                ------    ------    ------
                                                                 187.1     195.2     159.7
                                                                ------    ------    ------
Operating Income............................................      87.4      73.3      86.3
Interest Income.............................................       9.6       7.1       4.1
Interest Expense (Note 5)...................................     (43.9)    (40.3)    (29.8)
Minority Interest...........................................      (0.7)     (0.5)     (0.7)
                                                                ------    ------    ------
Net Income..................................................    $ 52.4    $ 39.6    $ 59.9
                                                                ======    ======    ======
Net Income Per Unit (Note 2)................................    $ 2.11    $ 1.60    $ 2.61
                                                                ======    ======    ======
Weighted Average Units Outstanding (millions)...............      24.0      24.0      22.4
                                                                ======    ======    ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1996     1995     1994
                                                               ----     ----     ----
                                                                (DOLLARS IN MILLIONS)
Operating Activities
  Net income................................................  $ 52.4   $ 39.6   $  59.9
  Adjustments to reconcile net income to cash provided from
     operating activities:
     Depreciation...........................................    38.3     38.0      31.4
     Accrued rate refunds and related interest (Note 8).....    42.6     46.4       9.7
     Minority interest......................................     0.7      0.5       0.7
     Other..................................................     0.6      0.8       0.2
     Changes in operating assets and liabilities:
       Accounts receivable and other........................    (0.7)     4.3      (5.6)
       Materials and supplies...............................    (1.6)    (0.7)       --
       Due to General Partner and affiliates................     0.2      0.2      (0.8)
       Accounts payable and other...........................     3.6    (12.1)     12.9
       Interest payable.....................................     0.7      1.1      (0.4)
       Property and other taxes.............................    (1.1)     3.4       0.1
       Payment of rate refunds and related interest (Note
        8)..................................................   (41.8)      --        --
                                                              ------   ------   -------
                                                                93.9    121.5     108.1
                                                              ------   ------   -------
Investing Activities
  Short-term investments, net...............................    (8.0)   (18.5)     34.2
  Additions to property, plant and equipment................   (76.7)   (35.5)   (136.9)
                                                              ------   ------   -------
                                                               (84.7)   (54.0)   (102.7)
                                                              ------   ------   -------
Financing Activities
  Issuance of variable rate financing.......................    68.0     31.0      20.0
  Proceeds from unit issuance (Note 1)......................      --       --      64.8
  Distributions to partners (Note 3)........................   (63.9)   (62.9)    (57.2)
  Minority interest.........................................    (0.7)    (0.6)      0.1
                                                              ------   ------   -------
                                                                 3.4    (32.5)     27.7
                                                              ------   ------   -------
Increase in Cash and Cash Equivalents.......................    12.6     35.0      33.1
Cash and Cash Equivalents at Beginning of Year..............    77.0     42.0       8.9
                                                              ------   ------   -------
Cash and Cash Equivalents at End of Year....................  $ 89.6   $ 77.0   $  42.0
                                                              ======   ======   =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                  DECEMBER 31,
                                                              ---------------------
                                                               1996          1995
                                                               ----          ----
                                                              (DOLLARS IN MILLIONS)
ASSETS
Current Assets
  Cash and cash equivalents.................................   $ 89.6        $ 77.0
  Short-term investments....................................     83.7          75.7
  Accounts receivable and other.............................     27.2          26.5
  Materials and supplies....................................      7.0           5.4
                                                               ------        ------
                                                                207.5         184.6
Deferred Charges and Other..................................      4.9           5.5
Property, Plant and Equipment, Net (Note 4).................    763.5         725.1
                                                               ------        ------
                                                               $975.9        $915.2
                                                               ======        ======
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Due to General Partner and affiliates.....................   $  1.5        $  1.3
  Accounts payable and other................................     16.8          13.2
  Interest payable..........................................      3.2           2.5
  Property and other taxes..................................     11.1          12.2
  Current portion of accrued rate refunds and related
     interest (Note 8)......................................     29.0          78.5
                                                               ------        ------
                                                                 61.6         107.7
Long-Term Debt (Note 5).....................................    463.0         395.0
Accrued Rate Refunds and Related Interest (Note 8)..........     50.3            --
Minority Interest...........................................      1.4           1.4
Contingencies (Note 9)......................................
                                                               ------        ------
                                                                576.3         504.1
Partners' Capital
  General Partner...........................................      1.6           1.5
  Common Unitholder (Units issued -- 3,912,750).............     21.7          21.7
  Preference Unitholders (Units issued -- 20,090,000).......    376.3         387.9
                                                               ------        ------
                                                                399.6         411.1
                                                               ------        ------
                                                               $975.9        $915.2
                                                               ======        ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                                          GENERAL     COMMON     PREFERENCE
                                                          PARTNER   UNITHOLDER   UNITHOLDERS   TOTAL
                                                          -------   ----------   -----------   -----
                                                                     (DOLLARS IN MILLIONS)
Partners' capital at December 31, 1993..................   $ 0.7      $ 11.8       $354.4      $366.9
Allocation of proceeds from unit issuance (Note 1)......     0.6         9.1         55.1        64.8
Net income allocation...................................     1.4        12.4         46.1        59.9
Distributions to partners...............................    (1.1)       (9.8)       (46.3)      (57.2)
                                                           -----      ------       ------      ------
Partners' capital at December 31, 1994..................     1.6        23.5        409.3       434.4
Net income allocation...................................     1.2         8.2         30.2        39.6
Distributions to partners...............................    (1.3)      (10.0)       (51.6)      (62.9)
                                                           -----      ------       ------      ------
Partners' capital at December 31, 1995..................     1.5        21.7        387.9       411.1
Net income allocation...................................     1.6        10.2         40.6        52.4
Distributions to partners...............................    (1.5)      (10.2)       (52.2)      (63.9)
                                                           -----      ------       ------      ------
Partners' capital at December 31, 1996..................   $ 1.6      $ 21.7       $376.3      $399.6
                                                           =====      ======       ======      ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

              NOTES TO THE 1996 CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in millions)

1. PARTNERSHIP ORGANIZATION AND NATURE OF OPERATIONS

     Lakehead Pipe Line Partners, L.P. ("Lakehead Partnership") is a publicly traded limited partnership that owns a 99% limited partner interest in Lakehead Pipe Line Company, Limited Partnership ("Operating Partnership"), both Delaware limited partnerships, and collectively known as the "Partnership". The Partnership was formed in 1991 to acquire, own and operate the crude oil and natural gas liquids pipeline business of Lakehead Pipe Line Company, Inc. (the sole "General Partner"). The General Partner is a wholly-owned subsidiary of Interprovincial Pipe Line Inc. ("Interprovincial"), a Canadian company owned by IPL Energy Inc. of Calgary, Alberta, Canada.

     In September 1994, the Lakehead Partnership issued an additional 2,200,000 Preference units (total proceeds, including the General Partner's contribution, were $64.8 million), bringing the total number of Preference units issued to 20,090,000. Preference units are publicly traded and represent an 82.0% limited partner interest in the Partnership. The General Partner has a 16.1% limited partner (in the form of 3,912,750 Common units) and 1.0% general partner interest in the Lakehead Partnership, as well as a 1.0% general partner interest in the Operating Partnership (an effective 18.0% combined interest in the Partnership).

     The Partnership holds a 1% general partner interest in Lakehead Services, Limited Partnership ("Services Partnership"), a Delaware limited partnership, formed to facilitate the ongoing financing of the Operating Partnership.

     The Operating Partnership is engaged in the transportation of crude oil and natural gas liquids through a common carrier pipeline system. Substantially all of the shipments delivered originate in western Canadian oil fields. The majority of the shipments reach the Operating Partnership at the Canada/United States border in North Dakota, through a Canadian pipeline system owned by Interprovincial. Deliveries are made in the Great Lakes region of the United States and to the Canadian Province of Ontario, principally to refineries, either directly or through the connecting pipelines of other companies. Approximately 60% of the Operating Partnership's deliveries were made in the United States in each of the last three years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of the Partnership are prepared in accordance with generally accepted accounting principles in the United States and conform in all material respects with the historical cost accounting standards of the International Accounting Standards Committee. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities.

PRINCIPLES OF CONSOLIDATION

     The financial statements of the Partnership include the accounts of the Lakehead Partnership and the Operating Partnership on a consolidated basis. The equity method is used to account for the Partnership's 1% general partner interest in the Services Partnership. The General Partner's 1% interest in the Operating Partnership is accounted for by the Partnership as a minority interest.

REGULATION OF PIPELINE SYSTEM

     As an interstate common carrier oil pipeline, rates and accounting practices are under the regulatory authority of the Federal Energy Regulatory Commission ("FERC").

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                             (dollars in millions)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

     Substantially all pipeline system revenues are derived from transportation of crude oil and natural gas liquids and are recognized in income upon delivery. Amounts provided for accrued rate refunds are recognized as a direct reduction from revenues except for amounts related to prior years (Note 8), which are separately stated as a provision for prior years' rate refunds.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased. Short-term investments are marketable securities with a maturity of more than three months when purchased. Both are accounted for as held-to-maturity securities and valued at amortized cost.

MATERIALS AND SUPPLIES

     Materials and supplies are stated at the lower of cost or net realizable value.

DEFERRED FINANCING CHARGES

     Deferred financing charges are amortized on the straight line basis over the life of the related debt.

PROPERTY, PLANT AND EQUIPMENT

     Expenditures for system expansion and major renewals and betterments are capitalized; maintenance and repair costs are expensed as incurred. An allowance for interest incurred on external borrowings during construction is capitalized. Depreciation of property, plant and equipment is provided on the straight line basis over their estimated service lives. When property, plant and equipment are retired or otherwise disposed of, the cost less net proceeds is normally charged to accumulated depreciation and no gain or loss is recognized.

INCOME TAXES

     For federal and state income tax purposes, the Partnership is not a taxable entity. Accordingly, no recognition has been given to income taxes for financial reporting purposes. The tax on Partnership net income is borne by the individual partners through the allocation of taxable income. Such taxable income may vary substantially from net income reported in the consolidated statement of income.

NET INCOME PER UNIT

     Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of Preference and Common units outstanding. The General Partner's allocation is equal to an amount based upon its 1% general partner interest, adjusted to reflect an amount equal to incentive distributions and an amount required to reflect depreciation on the General Partner's historical cost basis for assets contributed on formation of the Partnership. The General Partner was allocated 3.0%, 3.0% and 2.3% of net income before minority interest in 1996, 1995 and 1994, respectively.

COMPARATIVE AMOUNTS

     Certain comparative amounts are reclassified to conform with the current year's financial statement presentation.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                             (dollars in millions)

3. CASH DISTRIBUTIONS

     The Partnership distributes quarterly all of its "Available Cash", which is generally defined in the Partnership Agreement as cash receipts less cash disbursements and net additions to reserves for future requirements. These reserves are retained to provide for the proper conduct of the Partnership business and as necessary to comply with the terms of any agreement or obligation of the Partnership. Distributions by the Partnership of its Available Cash generally are made 98% to the Common and Preference Unitholders and 2% to the General Partner, subject to the payment of incentive distributions to the General Partner to the extent that certain target levels of cash distributions to the Unitholders are achieved. The incremental incentive distributions payable to the General Partner are 15%, 25% and 50% of all quarterly distributions of Available Cash that exceed target levels of $0.59, $0.70, and $0.99 per Preference and Common unit, respectively. Such incentive distributions totaled $0.9 million in 1996 (1995 -- $0.7 million; 1994 -- $0.5 million).

     In 1996, the Partnership paid cash distributions of $2.60 per unit consisting of $0.64 per unit paid in February, May and August, and $0.68 per unit paid in November. In 1995, distributions of $2.56 per unit were paid, representing four distributions of $0.64 per unit. In 1994, distributions of $2.51 per unit were paid, consisting of $0.59 per unit paid in February and $0.64 per unit paid in May, August and November.

     The cash distribution in respect of the fourth quarter 1996 will be the last distribution subject to certain preferential rights of the Preference Unitholders and certain support obligations of the General Partner. For distributions related to quarters ending before 1997, in the event that there was not sufficient Available Cash to pay a minimum quarterly distribution ("MQD") of $0.59 per unit to all Unitholders at the end of a quarter, Preference Unitholders were entitled to receive the MQD, plus any arrearages, prior to any distribution of Available Cash to the Common Unitholders. With no arrearages of cash distributions, this preferential right will expire after the payment of the distribution related to the fourth quarter of 1996. With respect to subsequent cash distributions, the Preference and Common units will be treated as one class of units. In addition, the General Partner had agreed, for quarterly distributions prior to 1997, to support the MQD to a maximum aggregate amount of $60.0 million. This support has not been required.

4. PROPERTY, PLANT AND EQUIPMENT, NET

                                                                AVERAGE        DECEMBER 31,
                                                              DEPRECIATION   -----------------
                                                                 RATES        1996      1995
                                                              ------------    ----      ----
Land........................................................        --       $   5.4   $   5.2
Rights-of-way...............................................       3.6%         12.4      12.4
Pipeline....................................................       4.1         506.1     504.2
Pumping equipment, buildings and tanks......................       4.6         310.8     257.7
Vehicles, office and communications equipment...............      13.6          27.1      24.6
Construction in progress....................................        --          22.4       4.7
                                                                             -------   -------
                                                                               884.2     808.8
Accumulated depreciation....................................                  (120.7)    (83.7)
                                                                             -------   -------
                                                                             $ 763.5   $ 725.1
                                                                             =======   =======

     Effective July 1, 1996, the Partnership revised the estimated service lives of its property, plant and equipment to better represent the service life of its pipeline system. Prior to this change, the average depreciation rate for rights-of-way was 4.0%, pipeline -- 4.0%, pumping equipment, buildings and tanks -- 6.9% and vehicles, office and communications equipment -- 6.2%. The change in depreciation rates resulted in 1996 net income being $1.8 million, or $0.07 per unit, higher than it would have been utilizing the prior rates.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                             (dollars in millions)

5. DEBT

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1995
                                                                 ----      ----
First Mortgage Notes........................................    $310.0    $310.0
Revolving Credit Facility Agreement.........................     153.0      85.0
                                                                ------    ------
                                                                $463.0    $395.0
                                                                ======    ======

FIRST MORTGAGE NOTES

     The Partnership has issued, in a private placement to institutional investors, $310.0 million aggregate principal amount of First Mortgage Notes. The Notes are secured by a first mortgage on substantially all of the property, plant and equipment of the Partnership and are due and payable in ten equal annual installments beginning in the year 2002. The interest rate on the Notes is 9.15% per annum, payable semi-annually. The Notes contain various restrictive covenants applicable to the Partnership, and restrictions on the incurrence of additional indebtedness, which is subject to compliance with certain issuance tests. The General Partner believes these issuance tests will not negatively impact the Partnership's ability to finance current expansion projects. Under the Note Agreements, the Partnership is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed Available Cash (Note
3) for the immediately preceding calendar quarter.

REVOLVING CREDIT FACILITY AGREEMENT

     The Partnership has a $205.0 million Revolving Credit Facility Agreement which was amended in September 1996 to effectively reduce the interest rate spread and extend the maturity date to at least September 2001. The maturity date is subject to extension on an annual basis. Upon drawdown, the loans are secured by a first lien on the mortgaged property that ranks equally with the Notes or may be fully collateralized with U.S. government securities. The facility contains restrictive covenants substantially identical to those in the Note Agreements, provides for variable interest rates and currently carries a facility fee of 0.085% per annum on the entire $205.0 million. At December 31, 1996, $153.0 million of the facility was utilized and is classified as long-term debt (1995 -- $85.0 million). The interest rate on loans averaged 6.8% (1995 -- 6.9%; 1994 -- 5.1%) and was 6.0% at the end of 1996 (1995 -- 7.2%).

INTEREST

     Interest expense includes $9.7 million related to accrued rate refunds (1995 -- $7.3 million; 1994 -- $1.8 million) and is net of amounts capitalized of $2.4 million (1995 -- $1.0 million; 1994 -- $3.8 million). Interest paid amounted to $44.8 million (1995 -- $31.9 million; 1994 -- $31.0 million).

6. RELATED PARTY TRANSACTIONS

     The Partnership, which does not have any employees, uses the services of the General Partner and its affiliates for managing and operating its pipeline business. These services, which are reimbursed at cost in accordance with service agreements, amounted to $33.9 million (1995 -- $33.8 million; 1994 -- $34.0 million) and are included in operating and administrative expenses.

     Under the terms of the Revolving Credit Facility Agreement, the Services Partnership and the Partnership may draw down funds up to a combined maximum of $205.0 million. The Partnership is entitled to require the Services Partnership to repay any amounts owed by the Services Partnership in order to allow the Partnership to borrow thereunder. During 1996, the Partnership paid the Services Partnership a standby

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                             (dollars in millions)

6. RELATED PARTY TRANSACTIONS (CONTINUED) fee of $0.4 million (1995 -- $0.8 million; 1994 -- $1.0 million) as consideration for the agreement by the Services Partnership that the Partnership will have priority over the Services Partnership to borrow up to the full amount available under the facility. Effective September 1996, the standby fee was eliminated and replaced with a facility fee which the Partnership pays directly. The Partnership will continue to have borrowing priority over the Services Partnership.

7. MAJOR CUSTOMERS

     Operating revenue received from major customers was as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                       1996     1995     1994
                                                       ----     ----     ----
Amoco Oil Company....................................  $63.2    $62.3    $54.6
Mobil Oil Company of Canada Ltd. ....................  $37.2    $34.7    $33.9
Imperial Oil Limited.................................  $35.4    $31.4    $27.3

     The Partnership has a concentration of trade receivables from companies operating in the oil and gas industry. These receivables are collateralized by the crude oil and other products contained in the Partnership's pipeline and storage facilities.

8. ACCRUED RATE REFUNDS AND RELATED INTEREST

     In October 1996, the FERC approved a July 1996 agreement between the Partnership and customer representatives on all outstanding contested tariff rates. The agreement resulted in an approximate tariff rate reduction of 6% and total rate refunds and related interest of $120.0 million through the effective date of October 1, 1996. Refunds of $41.8 million were made during the fourth quarter of 1996, with the remaining balance ($79.3 million at December 31, 1996) to be repaid through a 10% reduction on future rates. This reduction will continue until all refunds have been made, which is expected to take approximately three years. Interest will continue to accrue on the unpaid balance.

     The Partnership provided for $42.6 million of rate refunds and related interest in 1996 to reflect the settlement agreement. In 1995, the Partnership provided for $46.4 million of rate refunds and related interest to reflect a June 1995 FERC decision. In 1994, $9.7 million was provided for rate refunds and related interest to reflect an October 1994 FERC Administrative Law Judge initial decision. The balance of accrued rate refunds and related interest was provided for prior to 1994. Of the amounts provided, rate refunds related to the current year have reduced operating revenue, with the prior years' portion separately stated as a provision for prior years' rate refunds. Interest has been reflected in interest expense.

9. CONTINGENCIES

     The Partnership is subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to liquid pipeline operations and the Partnership could, at times, be subject to environmental cleanup and enforcement actions. The General Partner manages this environmental risk through appropriate environmental policies and practices to minimize the impact to the Partnership. To the extent that the Partnership is unable to recover environmental costs in its rates or through insurance, the General Partner has agreed to indemnify the Partnership from and against any costs relating to environmental liabilities associated with the pipeline system prior to its transfer to the Partnership in 1991. This excludes any liabilities resulting from a change in laws after such transfer. The Partnership continues to

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                             (dollars in millions)

9. CONTINGENCIES (CONTINUED)
voluntarily investigate past leak sites for the purpose of assessing whether any remediation is required in light of current regulations, and to date no material environmental risks have been identified.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. The short-term investments consist primarily of government obligations and high quality commercial paper.

     Based on the borrowing rates currently available for instruments with similar terms and remaining maturities, the carrying values of borrowings under the Revolving Credit Facility approximate fair value and the fair value of the First Mortgage Notes approximates $344 million (1995 -- $366 million). Due to contractual arrangements defined in the Note Agreements, refinancing of the Notes would not result in any financial benefit to the Partnership.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                     SUPPLEMENTARY INFORMATION (UNAUDITED)
                       SELECTED QUARTERLY FINANCIAL DATA
                 (dollars in millions, except per unit amounts)

                                                           FIRST(2)    SECOND    THIRD    FOURTH    TOTAL
                                                           --------    ------    -----    ------    -----
1996 QUARTERS
Operating revenue......................................     $ 68.0     $65.9     $67.9    $72.7     $274.5
Operating income.......................................     $  5.2     $27.6     $25.7    $28.9     $ 87.4
Net income (loss)......................................     $ (6.3)    $19.2     $17.7    $21.8     $ 52.4
Net income (loss) per unit(1)..........................     $(0.27)    $0.78     $0.72    $0.88     $ 2.11
1995 QUARTERS
Operating revenue......................................     $ 64.9     $68.7     $66.2    $68.7     $268.5
Operating income.......................................     $  0.2     $27.6     $22.6    $22.9     $ 73.3
Net income (loss)......................................     $ (9.3)    $19.5     $14.5    $14.9     $ 39.6
Net income (loss) per unit(1)..........................     $(0.39)    $0.79     $0.59    $0.61     $ 1.60

-------------------------
(1) The General Partner's allocation of net income (loss) has been deducted before calculating net income (loss) per unit.

(2) The first quarter of 1996 was restated to reflect the 1996 agreement between the Partnership and customer representatives on all outstanding contested tariff rates, and the first quarter of 1995 was restated to reflect the June 1995 FERC decision.