Form 10-Q
period 1997-03-31
LAKEHEAD PIPE LINE PARTNERS L P
filed 1997-05-08
CIK 880285

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              --------------------
                                   FORM 10-Q

        /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 1997

                                       OR

        / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________

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

                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The Registrant had 20,090,000 Class A Common units outstanding as at May 5,
1997.

                               TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                    ----
                         PART I. FINANCIAL INFORMATION
ITEM 1.        Financial Statements

                 Consolidated Statement of Income
                   for the three-month periods ended March 31, 1997 and 1996 . . . . . . . . . . .   1


                 Consolidated Statement of Cash Flows
                  for the three-month periods ended March 31, 1997 and 1996  . . . . . . . . . . .   2

                 Consolidated Statement of Financial Position
                   as at March 31, 1997 and December 31, 1996 .  . . . . . . . . . . . . . . . . .   3

                 Consolidated Statement of Partners' Capital
                   for the period ended March 31, 1997  . . . . . . . . . . . . . . . . . . . . .    4

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .    4


ITEM 2.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . .     5


                           PART II. OTHER INFORMATION


ITEM 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .    7

SIGNATURE      .....  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

When used in this document, the words "anticipate," "believe," "expect," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected or estimated. For additional discussion of such risks, uncertainties and assumptions, see the Partnership's 1996 Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME


--------------------------------------------------------------------------------

                                                                                           Three months ended
                                                                                                March 31,
(unaudited; dollars in millions, except per unit amounts)                                  1997          1996
-------------------------------------------------------------------------------------------------------------------

Operating Revenue                                                                      $    68.7      $    68.0
----------------------------------------------------------------------------------------------------------------------

Expenses
  Power                                                                                     17.1           16.5
  Operating and administrative                                                              16.1           16.3
  Depreciation                                                                               9.8            9.9
  Provision for prior years' rate refunds (Note 4)                                             -           20.1
----------------------------------------------------------------------------------------------------------------------
                                                                                            43.0           62.8
----------------------------------------------------------------------------------------------------------------------

Operating Income                                                                            25.7            5.2

Interest Income                                                                              2.3            2.2

Interest Expense                                                                           (10.1)         (13.8)

Minority Interest                                                                           (0.2)           0.1
----------------------------------------------------------------------------------------------------------------------

Net Income (Loss) (Note 4)                                                             $    17.7      $    (6.3)
----------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Per Unit (Note 2)                                                    $     0.71     $    (0.27)
----------------------------------------------------------------------------------------------------------------------

Cash Distributions Paid Per Unit (Note 3)                                              $     0.68     $     0.64
======================================================================================================================

See accompanying notes to the consolidated financial statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                           Three months ended
                                                                                                 March 31,
(unaudited; dollars in millions)                                                              1997       1996
--------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income (loss)                                                                      $    17.7     $    (6.3)
  Adjustments to reconcile net income (loss) to
    cash provided from operating activities:
       Depreciation                                                                            9.8           9.9
       Accrued rate refunds and related interest (Note 4)                                      1.0          28.8
       Other                                                                                  (0.2)          0.2
       Changes in operating assets and liabilities:
          Accounts receivable and other                                                        1.1          (2.6)
          Materials and supplies                                                              (0.2)           -
          General Partner and affiliates                                                      (0.9)          1.0
          Accounts payable and other                                                          (7.2)         (1.5)
          Interest payable                                                                     8.6           7.2
          Property and other taxes                                                             1.9           2.0
          Payment of rate refunds and related interest (Note 4)                               (6.7)           -
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              24.9          38.7
-----------------------------------------------------------------------------------------------------------------------------

Investing Activities
  Additions to property, plant and equipment                                                 (15.4)         (5.5)
  Short-term investments, net                                                                  6.5         (13.0)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                              (8.9)        (18.5)
-----------------------------------------------------------------------------------------------------------------------------

Financing Activities
  Distributions to partners                                                                  (16.8)        (15.7)
  Minority interest                                                                           (0.2)         (0.2)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             (17.0)        (15.9)
-----------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents *                                            (1.0)          4.3

Cash and Cash Equivalents at Beginning of Period                                              89.6          77.0
-----------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                                               $    88.6     $    81.3
=============================================================================================================================

* Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased. Short-term investments are those marketable securities which have a maturity of more than three months when purchased.

See accompanying notes to the consolidated financial statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                                   March 31,      December 31,
(unaudited, except for December 31, 1996; dollars in millions)                       1997             1996
------------------------------------------------------------------------------------------------------------------------------

                                                    ASSETS
Current Assets
  Cash and cash equivalents                                                        $   88.6          $   89.6
  Short-term investments                                                               77.2              83.7
  Accounts receivable and other                                                        26.1              27.2
  Materials and supplies                                                                7.2               7.0
------------------------------------------------------------------------------------------------------------------------------

                                                                                      199.1             207.5
------------------------------------------------------------------------------------------------------------------------------

Deferred Charges and Other                                                              5.3               4.9
------------------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
  At cost                                                                             899.5             884.2
  Accumulated depreciation                                                           (130.4)           (120.7)
------------------------------------------------------------------------------------------------------------------------------

                                                                                      769.1             763.5
------------------------------------------------------------------------------------------------------------------------------

                                                                                   $  973.5          $  975.9
===============================================================================================================================



                                       LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Due to General Partner and affiliates                                            $    0.6          $    1.5
  Accounts payable and other                                                            9.6              16.8
  Interest payable                                                                     11.8               3.2
  Property and other taxes                                                             13.0              11.1
  Current portion of accrued rate refunds and related interest                         29.0              29.0
-------------------------------------------------------------------------------------------------------------------------------

                                                                                       64.0              61.6

Long-Term Debt                                                                        463.0             463.0
Accrued Rate Refunds and Related Interest (Note 4)                                     44.6              50.3
Minority Interest                                                                       1.4               1.4
Contingencies (Note 5)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                      573.0             576.3
-------------------------------------------------------------------------------------------------------------------------------

Partners' Capital
  General Partner                                                                       1.7               1.6
  Class B Common Unitholder (units issued - 3,912,750) (Note 6)                        22.3              21.7
  Class A Common Unitholders (units issued - 20,090,000) (Note 6)                     376.5             376.3
-------------------------------------------------------------------------------------------------------------------------------

                                                                                      400.5             399.6
-------------------------------------------------------------------------------------------------------------------------------

                                                                                   $  973.5          $  975.9
===============================================================================================================================

See accompanying notes to the consolidated financial statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL


                                                                    Class B          Class A
(unaudited, except for December 31, 1996;            General         Common           Common
 dollars in millions)                                Partner     Unitholder      Unitholders           Total
-------------------------------------------------------------------------------------------------------------------------------
Partners' Capital at December 31, 1996             $    1.6       $    21.7       $    376.3       $    399.6

Net Income Allocation                                   0.6             3.3             13.8             17.7

Distributions to Partners                              (0.5)           (2.7)           (13.6)           (16.8)
-------------------------------------------------------------------------------------------------------------------------------

Partners' Capital at March 31, 1997                $    1.7       $    22.3       $    376.5       $    400.5
================================================================================================================================

See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments, consisting of normal recurring adjustments and a non-recurring adjustment to the first quarter of 1996 to reflect a tariff rate agreement approved by the Federal Energy Regulatory Commission in October 1996, which management considers necessary to present fairly the financial position as at March 31, 1997 and December 31, 1996; the results of operations for the three month periods ended March 31, 1997 and 1996; and cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's 1996 Annual Report on Form 10-K.

2.   Net Income Per Unit

     Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the total number of Class A and Class B Common units outstanding (24,002,750).

3.   Cash Distribution

     On April 15, 1997, the Board of Directors of the General Partner declared a cash distribution for the quarter ended March 31, 1997 of $0.68 per unit. The distribution will be made on May 15, 1997 to Unitholders of record on April 30, 1997.

4.   Accrued Rate Refunds and Related Interest

     Results for the first quarter of 1996 were restated to reflect the rate refunds and related interest accrued in response to the 1996 tariff rate agreement which were applicable to the first quarter of 1996 and prior years. Net income for the first quarter of 1996 was therefore reduced by $23.0 million, or $0.95 per unit, from that previously reported. As provided in the 1996 tariff rate agreement, refunds are being paid through a 10% reduction on current rates. This reduction will continue until all refunds have been made, which is estimated to take another 2.5 years.
     With the exception of interest that continues to accrue on the unpaid balance, all rate refunds and related interest due as a result of the agreement were accrued and reflected in net income prior to 1997.

5.   Environmental Contingencies

     The Partnership is subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to crude oil pipeline operations and the Partnership could, at times, be subject to environmental cleanup and enforcement actions. The General Partner manages this environmental risk through appropriate environmental policies and practices to minimize the impact to the Partnership. To the extent that the Partnership is unable to recover environmental costs in its rates or through insurance, the General Partner has agreed to indemnify the Partnership from and against any costs relating to environmental liabilities associated with the pipeline system prior to its transfer to the Partnership in 1991. This excludes any liabilities resulting from a change in laws after such transfer. The Partnership continues to voluntarily investigate past leak sites for the purpose of assessing whether any remediation is required in light of current regulations, and to date no material environmental risks have been identified.

6.   Common Units

     As previously announced, the period during which the Partnership's Preference units had certain cash distribution priorities over the Partnership's Common units expired with the distribution paid in February 1997. Going forward, all Partnership units will have equal rights with respect to cash distributions. To more accurately reflect this status, the Preference units have been renamed Class A Common units and the existing Common units have been renamed Class B Common units. This is only a name change and does not affect any Unitholder's ownership rights in the Partnership. There is no need to exchange Preference unit certificates for Class A Common unit certificates, as they will automatically be treated as such.



--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net income for the first quarter of 1997 was $17.7 million, or $0.71 per unit, an increase of $0.9 million, or $0.03 per unit, over the "recalculated" net income for the first quarter of 1996. The first three months of last year included provisions for prior years' rate refunds ($20.1 million) and interest ($3.2 million) recorded to reflect the retroactive aspects of the 1996 tariff rate agreement between the Partnership and customer representatives. Excluding these provisions, recalculated net income for the first quarter of 1996 was $16.8 million, or $0.68 per unit. Net income for the first quarter of 1997 was higher than 1996's recalculated amount largely due to lower interest expense.

Operating revenue increased slightly, primarily due to a greater proportion of heavy crude oil deliveries, up 30% to 562,000 barrels per day. Because heavy crude oil is more expensive to pump due to its higher viscosity, the tariff rate for heavy crude oil is greater than that for lighter crude oils. Deliveries averaged 1,502,000 barrels per day for the first quarter of 1997, up 4% from the 1,445,000 averaged for the first quarter of last year. System utilization, measured in barrel miles, decreased slightly from last year's first quarter, reflecting a higher proportion of shorter haul deliveries to the significant Midwest markets served by the Partnership.

Excluding the provision for prior years' rate refunds ($20.1 million) from 1996, total first quarter operating expenses were slightly higher than the same period of 1996 due to increased power costs. The increase resulted from the transportation of greater amounts of heavy crude oil. Depreciation expense was essentially unchanged despite growth in property, plant and equipment, due to the impact of new depreciation rates put in effect July 1, 1996 to better represent the service life of the pipeline system.

Excluding the provision for interest related to prior years ($3.2 million), interest expense for the first quarter was less than the first quarter of 1996 due to lower interest rates and balances with respect to rate refunds payable, partially offset by additional borrowings under the Partnership's credit facility (primarily to finance the 1996 expansion).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, cash, cash equivalents and short-term investments totaled $165.8 million, down $7.5 million since December 31, 1996, as cash required for distributions and capital expenditures exceeded cash generated from operating activities. Of this $165.8 million, $17.0 million ($0.68 per unit) was set aside for the cash distribution payable May 15, 1997 with the remaining $148.8 million available for capital expenditures, distributions or other business needs.

Cash flow from operating activities for the first quarter of 1997 decreased $13.8 million from the corresponding 1996 period, primarily due to the payment of rate refunds and interest in 1997 ($6.7 million) and the collection of operating revenue in 1996 that was subject to refund ($3.8 million).

First quarter capital expenditures totaled $15.4 million, of which $4.8 million was for the expansion program consisting primarily of a new pipeline from Superior, Wisconsin to the Chicago area. The General Partner believes that the majority of the expenditures for construction of this new pipeline will be incurred in 1998, with completion planned for the second half of that year.
The Partnership plans on financing this expansion with existing cash balances, borrowings and proceeds from the issuance of additional Partnership units. Excluding expenditures for the new pipeline, the Partnership expects 1997 capital expenditures to total approximately $40 million. These expenditures are expected to be financed with existing cash or borrowed funds.

GENERAL

On April 10, 1997, the Partnership, in conjunction with its Canadian affiliate Interprovincial Pipe Line Inc., announced a four-stage program to increase western Canadian crude oil pipeline capacity that could ultimately provide an additional 520,000 barrels per day at an estimated cost of Cdn. $875 million. Although the majority of the expenditures will be spent in Canada by Interprovincial, approximately Cdn. $225 million, or U.S. $170 million, is projected to be spent by the Partnership. The first stage would provide 120,000 barrels per day of new capacity at a cost of Cdn. $100 million to be operational in 1999. It would be followed by a second stage of 80,000 barrels per day costing Cdn. $175 million to be in service in 2000, and a third stage of 70,000 barrels per day costing Cdn. $100 million for completion in 2001.
The final phase of Cdn. $500 million would provide an additional 250,000 barrels per day beyond 2001. This program is in addition to the current expansion which consists primarily of a new pipeline from Superior to the Chicago area.

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

a)  Exhibits

    4.1 Form of Certificate representing Class A Common units. (Registrant's Form 8-A/A, dated May 2, 1997)*

    4.2 Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 15, 1997. (Registrant's Form 8-A/A, dated May 2, 1997)*

    27.1 Financial Data Schedule as of and for the three months ended March 31, 1997.

    *Incorporated herein by reference to the document identified in parentheses.

b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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





                                                  May 5, 1997