Form 10-Q
period 1997-06-30
LAKEHEAD PIPE LINE PARTNERS L P
filed 1997-08-11
CIK 880285

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           _______________________

                                  FORM 10-Q
      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                      OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

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

                                (218) 725-0100
            (Registrant's telephone number, including area code )

                           _______________________

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

The Registrant had 20,090,000 Class A Common units outstanding as at August 11, 1997.

===============================================================================

                              TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                        PART I. FINANCIAL INFORMATION



ITEM 1.    Financial Statements

             Consolidated Statement of Income
              for the three-month and six-month periods ended June 30, 1997
              and 1996.....................................................   1

             Consolidated Statement of Cash Flows
              for the six-month periods ended June 30, 1997 and 1996.......   2

             Consolidated Statement of Financial Position
              as at June 30, 1997 and December 31, 1996....................   3

             Consolidated Statement of Partners' Capital
              for the six-months ended June 30, 1997.......................   4

             Notes to Consolidated Financial Statements....................   4


ITEM 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................   6


                          PART II. OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K................................   9

SIGNATURE  ................................................................  10



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

-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                      LAKEHEAD PIPE LINE PARTNERS, L.P.
                       CONSOLIDATED STATEMENT OF INCOME

-------------------------------------------------------------------------------
                                         Three months ended    Six months ended
                                               June 30,             June 30,
(unaudited; dollars in millions,
except per unit amounts)                   1997       1996      1997      1996
-------------------------------------------------------------------------------
Operating Revenue                         $ 66.9    $ 65.9      $135.6   $133.9
-------------------------------------------------------------------------------
Expenses
 Power                                      14.7      14.4        31.8     30.9
 Operating and administrative               15.6      13.9        31.7     30.2
 Depreciation                                9.7      10.0        19.5     19.9
 Provision for prior years'
  rate refunds (Note 4)                        -         -           -     20.1
-------------------------------------------------------------------------------
                                            40.0      38.3        83.0    101.1
-------------------------------------------------------------------------------
Operating Income                            26.9      27.6        52.6     32.8

Interest Income                              2.8       2.4         5.1      4.6

Interest Expense                           (10.2)    (10.5)      (20.3)   (24.3)

Minority Interest                           (0.3)     (0.3)       (0.5)    (0.2)
-------------------------------------------------------------------------------

Net Income  (Note 4)                      $ 19.2    $ 19.2      $ 36.9   $ 12.9
===============================================================================

Net Income Per Unit (Note 2)              $ 0.75    $ 0.78      $ 1.46   $ 0.51
===============================================================================

Cash Distributions Paid Per Unit (Note 3) $ 0.68    $ 0.64      $ 1.36   $ 1.28
===============================================================================

See accompanying notes to the consolidated financial statements.

-------------------------------------------------------------------------------

                      LAKEHEAD PIPE LINE PARTNERS, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------

                                                               Six months ended
                                                                   June 30,
(unaudited; dollars in millions)                                1997      1996
-------------------------------------------------------------------------------
Operating Activities
 Net income                                                    $ 36.9    $ 12.9
 Adjustments to reconcile net income to
  cash provided from operating activities:
   Depreciation                                                  19.5      19.9
   Accrued rate refunds and related interest (Note 4)             1.9      34.0
   Other                                                          0.7         -
   Changes in operating assets and liabilities:
    Accounts receivable and other                                 5.5      (3.3)
    Materials and supplies                                       (0.2)     (0.3)
    General Partner and affiliates                               (1.8)     (2.0)
    Accounts payable and other                                   (6.8)     11.8
    Interest payable                                              2.3      (1.1)
    Property and other taxes                                     (3.4)     (4.0)
    Payment of rate refunds and related interest (Note 4)       (13.3)        -
-------------------------------------------------------------------------------

                                                                 41.3      67.9
-------------------------------------------------------------------------------

Investing Activities
 Additions to property, plant and equipment                     (32.9)    (36.6)
 Short-term investments, net                                    (25.3)    (13.5)
-------------------------------------------------------------------------------

                                                                (58.2)    (50.1)
-------------------------------------------------------------------------------

Financing Activities
 Issuance of variable rate financing                                -      31.0
 Distributions to partners                                      (33.6)    (31.4)
 Minority interest                                               (0.4)     (0.3)
-------------------------------------------------------------------------------

                                                                (34.0)     (0.7)
-------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents *              (50.9)     17.1

Cash and Cash Equivalents at Beginning of Period                 89.6      77.0
-------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                     $ 38.7    $ 94.1
===============================================================================

* Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased. Short-term investments are those marketable securities which have a maturity of more than three months when purchased.

See accompanying notes to the consolidated financial statements.

 -------------------------------------------------------------------------------

                            LAKEHEAD PIPE LINE PARTNERS, L.P.
                      CONSOLIDATED STATEMENT OF FINANCIAL POSITION

-------------------------------------------------------------------------------------------
                                                                     June 30,  December 31,
(unaudited, except for December 31, 1996; dollars in millions)           1997          1996
-------------------------------------------------------------------------------------------
                                    ASSETS
Current Assets
  Cash and cash equivalents                                          $   38.7      $   89.6
  Short-term investments                                                109.0          83.7
  Due from General Partner and affiliates                                 0.3             -
  Accounts receivable and other                                          21.7          27.2
  Materials and supplies                                                  7.2           7.0
-------------------------------------------------------------------------------------------

                                                                        176.9         207.5
-------------------------------------------------------------------------------------------

Deferred Charges and Other                                                4.7           4.9
-------------------------------------------------------------------------------------------

Property, Plant and Equipment
  At cost                                                               916.4         884.2
  Accumulated depreciation                                             (139.5)       (120.7)
-------------------------------------------------------------------------------------------

                                                                        776.9         763.5
-------------------------------------------------------------------------------------------

                                                                     $  958.5      $  975.9
===========================================================================================

                      LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Due to General Partner and affiliates                              $      -      $    1.5
  Accounts payable and other                                             10.0          16.8
  Interest payable                                                        5.5           3.2
  Property and other taxes                                                7.7          11.1
  Current portion of accrued rate refunds and related interest           29.0          29.0
-------------------------------------------------------------------------------------------

                                                                         52.2          61.6

Long-Term Debt                                                          463.0         463.0
Accrued Rate Refunds and Related Interest (Note 4)                       38.9          50.3
Minority Interest                                                         1.5           1.4
Contingencies (Note 5)
-------------------------------------------------------------------------------------------

                                                                        555.6         576.3
-------------------------------------------------------------------------------------------

Partners' Capital
  General Partner                                                         2.4           1.6
  Class B Common Unitholder (units issued - 3,912,750) (Note 6)          23.1          21.7
  Class A Common Unitholders (units issued - 20,090,000) (Note 6)       377.4         376.3
-------------------------------------------------------------------------------------------

                                                                        402.9         399.6
-------------------------------------------------------------------------------------------

                                                                     $  958.5      $  975.9
===========================================================================================

See accompanying notes to the consolidated financial statements.

-------------------------------------------------------------------------------------

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

-------------------------------------------------------------------------------------
                                                        Class B      Class A
(unaudited, except for December 31, 1996;    General     Common       Common
dollars in millions)                         Partner  Unitholder  Unitholders   Total
-------------------------------------------------------------------------------------

Partners' Capital at December 31, 1996       $ 1.6      $ 21.7      $ 376.3   $ 399.6

Net Income Allocation                          1.8         6.7         28.4      36.9

Distributions to Partners                     (1.0)       (5.3)       (27.3)    (33.6)
-------------------------------------------------------------------------------------

Partners' Capital at June 30, 1997           $ 2.4      $ 23.1      $ 377.4   $ 402.9
=====================================================================================

See accompanying notes to the consolidated financial statements.


--------------------------------------------------------------------------------

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

--------------------------------------------------------------------------------

1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments, consisting of normal recurring adjustments and a non-recurring adjustment to the first quarter of 1996 to reflect a tariff rate agreement approved by the Federal Energy Regulatory Commission ("FERC") in October 1996, which management considers necessary to present fairly the financial position as at June 30, 1997 and December 31, 1996; the results of operations for the three and six month periods ended June 30, 1997 and 1996; and cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's 1996 Annual Report on Form 10-K.

2. Net Income Per Unit

   Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the number of Class A and Class B Common units outstanding (24,002,750). Net income allocated to the General Partner for the three and six month periods ended June 30, 1997, was $1.2 million and $1.8 million, respectively, as compared to $0.4 million and $0.6 million for the same periods last year. The increase was a result of the additional incentive income allocated to the General Partner due to the increases in cash distributions per unit as provided for in the Partnership Agreement.

3. Cash Distribution

   On July 17, 1997, the Board of Directors of the General Partner announced an increase of $0.10 per unit in the quarterly cash distribution. Accordingly, the distribution declared for the quarter ended June 30, 1997 was $0.78 per unit. The distribution will be made on August 14, 1997 to unitholders of record on July 31, 1997.

4. Accrued Rate Refunds and Related Interest

   Results for 1996 were restated to reflect the rate refunds and related interest accrued in response to the 1996 tariff rate agreement entered into between the Partnership and customer representatives (the "Settlement Agreement"). Results for the three months ended June 30, 1996 reflect only the portion of the accrual related to the second quarter as the first quarter 1996 results were restated to reflect the portion related to the first quarter and prior years. Net income for the first quarter of 1996 was therefore reduced by $23.0 million, or $0.95 per unit. As provided in the Settlement Agreement, refunds are being paid through a 10% reduction on current rates. This reduction will continue for another two years or until all refunds have been made. With the exception of interest that continues to accrue on the unpaid balance, all refunds due as a result of the Settlement Agreement were accrued and reflected in net income prior to 1997.

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

6. Common Units

   As previously announced, the period during which the Partnership's Preference units had certain cash distribution priorities over the Partnership's Common units expired, in accordance with the terms of the Partnership Agreement, with the distribution paid in February 1997. Since then, all Partnership units have equal rights with respect to cash distributions. To more accurately reflect this status, the Preference units were renamed Class A Common units and the existing Common units were renamed Class B Common units. This name change does not affect any Unitholder's ownership rights in the Partnership. Unitholders need not exchange Preference unit certificates for Class A Common unit certificates, as the Preference unit certificates will automatically be treated as such.

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Net income for the six months ended June 30, 1997 was $36.9 million, or $1.46 per unit. The first six months of last year included provisions for prior years' rate refunds ($20.1 million) and interest ($3.2 million) recorded to reflect the retroactive aspects of the Settlement Agreement between the Partnership and customer representatives. Excluding these provisions, "recalculated" net income for the first six months of 1996 was $35.9 million, or $1.46 per unit. Net income for the six months ended June 30, 1997 was slightly higher than the recalculated amount for the same period last year due to higher operating revenue, lower interest expense and greater interest income, partially offset by higher total operating expenses.

Operating revenue increased slightly, primarily due to a greater proportion of heavy crude oil deliveries, up 29% to 563,000 barrels per day. Because heavy crude oil is more expensive to pump due to its higher viscosity, the tariff rate for heavy crude oil is greater than that for lighter crude oils. Total deliveries averaged 1,479,000 barrels per day for the first six months of 1997, up 4% from the 1,424,000 averaged for the first half of last year. System utilization, measured in barrel miles, was essentially unchanged from last year, despite an increase in deliveries. This was due to a higher proportion of shorter haul deliveries to the significant Midwest markets served by the Partnership.

Excluding the provision for prior years' rate refunds ($20.1 million) from 1996, total operating expenses for the first six months of 1997 were slightly higher than the same period of 1996 due to increased power costs and oil loss expense. Oil loss expense increased as a result of operational considerations and volatility in crude oil prices. Depreciation expense decreased slightly despite growth in property, plant and equipment, due to the impact of revised depreciation rates put in effect July 1, 1996. The depreciation rates were revised to better represent the expected service life of the pipeline system.

Excluding the provision for interest related to prior years rate refunds ($3.2 million), interest expense for the first six months of 1997 was less than the same period last year due to lower interest rates and balances with respect to rate refunds payable, partially offset by interest on increased borrowings under the Partnership's credit facility.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

Net income for the three months ended June 30, 1997 was unchanged from the same period of last year, as higher operating revenue, greater interest income and lower interest expense were offset by higher total operating expenses.

Operating revenue increased slightly, primarily due to a greater proportion of heavy crude oil deliveries, up 28% to 564,000 barrels per day. Total deliveries averaged 1,457,000 barrels per day for the second quarter, up 4% from the 1,404,000 averaged for the second quarter of 1996. System utilization, measured in barrel miles, remained largely unchanged from 1996 for the same reasons noted in the previous section.

Total operating expenses for the three months ended June 30, 1997 were $1.7 million greater than the corresponding period in 1996, primarily due to increased oil losses and power costs. Oil losses and power costs increased and depreciation and interest expense decreased for the reasons noted in the previous section.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, cash, cash equivalents and short-term investments totaled $147.7 million, down $25.6 million since December 31, 1996, as cash required for distributions and capital expenditures exceeded cash generated from operating activities. Of this $147.7 million, $20.1 million ($0.78 per unit) was set aside for the cash distribution payable August 14, 1997, with the remaining $127.6 million available for capital expenditures, distributions or other business needs.

Cash flow from operating activities for the first six months of 1997 decreased $26.6 million from the corresponding 1996 period, primarily due to the payment of accrued rate refunds and related interest in 1997 and the collection of operating revenue in 1996 that was subject to refund.

Capital expenditures for the first half of 1997 totaled $32.9 million, of which $14.7 million was for the expansion program consisting primarily of a new pipeline from Superior, Wisconsin to the Chicago, Illinois area ("SEP II").
The General Partner believes that the majority of the expenditures for construction of this new pipeline will be incurred in 1998, with completion planned for the second half of that year. The Partnership is considering a number of alternatives to finance this expansion, including the use of existing cash balances, borrowings and proceeds from the issuance of additional Partnership units. Excluding expenditures for the new pipeline, the Partnership expects 1997 capital expenditures to total approximately $45.0 million. These expenditures are expected to be financed with existing cash, borrowed funds, and proceeds from the issuance of additional Partnership units.

GENERAL

On May 7, 1997 the Illinois Commerce Commission ("ICC") denied the Partnership's application for a "Certificate of Public Convenience and Necessity / Certificate in Good Standing". This Certificate is a necessary first step toward receiving condemnation authority, should the Partnership need such authority, in order to purchase easements from landowners along the Illinois portion of the new line to Chicago ("Line 14"). The ICC does not have jurisdiction to decide whether or not the Partnership can build the new line through Illinois. The Partnership is continuing with its plans to build Line 14 while challenging the ICC's decision. The Partnership is currently seeking and acquiring environmental and construction permits, which are separate from the ICC proceedings.

Thus far, approximately 90 percent of the 455-mile Wisconsin-Illinois route has been secured. The remaining 10 percent of the easements needed are largely in northeastern Illinois. Purchase orders have been placed for the initial construction materials, and $21.8 million has been expended on SEP II thus far. The Partnership is strongly committed to completing Line 14 to meet the needs of both producers in western Canada and the refineries in the upper Midwest who depend on low cost western Canadian crude oil. With the completion of Line 14 and other facilities upstream of Superior, capacity serving the refineries in Chicago and the upper Midwest will be increased by approximately 170,000 barrels per day. Completion of this project is a key component of further expansions to the Interprovincial/Lakehead pipeline systems discussed below and planned to be completed in phases over the next several years.

On April 10, 1997, the Partnership, in conjunction with its Canadian affiliate, Interprovincial Pipe Line Inc., announced a four-stage expansion program to increase western Canadian crude oil pipeline capacity. The expansion plan could ultimately provide an additional 520,000 barrels per day of capacity at an estimated cost of Cdn. $875 million. A majority of the expenditures will be spent in Canada by Interprovincial, although approximately Cdn. $225 million, or U.S. $170 million is projected to be spent by the Partnership. It is anticipated that this project will be completed in stages over the period 1998 through 2005. This project is in addition to the Line 14 expansion described above.

The Interprovincial pipeline system in Canada includes a section which extends from Sarnia, Ontario, to Montreal, Quebec (the "Montreal Extension" or "Line 9"). The portion of the Montreal Extension from Sarnia to North Westover, Ontario, is currently in west to east service. The section from North Westover to Montreal has been purged with nitrogen and remains available for service. Interprovincial and a group of refiners have developed the Line 9 project so that crude oil imported into eastern Canada, through facilities of Portland Pipe Line Corporation and Montreal Pipe Line Limited, can be transported on Line 9 in an east to west direction from Montreal to the major refining centers in Ontario. By application dated May 1, 1997, Interprovincial has petitioned the National Energy Board of Canada ("NEB") for authorization to reverse the direction of flow of the Montreal Extension. A NEB hearing regarding Line 9 commenced on August 5, 1997 and a decision is expected in the fourth quarter of 1997. A reversal of the Montreal Extension is not anticipated to have a material adverse impact on the Partnership, as displaced volumes are expected to be redirected to existing U.S. markets served by the Partnership.

Effective July 1, 1997, in compliance with the indexed rate ceilings allowed by FERC, the Partnership increased its rates for transportation approximately 1.6%. An increase in rates is allowed under terms of the Settlement Agreement, which provides that tariff rates are subject to indexing as prescribed by FERC. The Partnership's December 31, 1996 Form 10-K provides a more detailed discussion of FERC regulation, the indexed rate methodology, and the Settlement Agreement.

-------------------------------------------------------------------------------
PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------


a) Exhibits

   27.1 Financial Data Schedule as of and for the six months ended June 30, 1997.


b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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




                                          LAKEHEAD PIPE LINE PARTNERS, L.P.
                                                     (Registrant)

                                    By: Lakehead Pipe Line Company, Inc.
                                        as General Partner








                                                      /s/M. A. Maki
                                    -----------------------------------------
                                                        M. A. Maki
                                                      Chief Accountant
                                                  (Principal Financial and
                                                    Accounting Officer)







                                                    August 11, 1997

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



                                          LAKEHEAD PIPE LINE PARTNERS, L.P.
                                                      (Registrant)

                                     By: Lakehead Pipe Line Company, Inc.
                                         as General Partner








                                                   /S/ M.A. Maki
                                     ------------------------------------------
                                                       M. A. Maki
                                                    Chief Accountant
                                                 (Principal Financial and
                                                    Accounting Officer)






                                                    August 11, 1997