Form 10-Q
period 1997-09-30
LAKEHEAD PIPE LINE PARTNERS L P
filed 1997-11-13
CIK 880285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from            to
                                            ------------   ----------

                         Commission file number 1-10934

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                            39-1715850
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

The Registrant had 22,290,000 Class A Common Units outstanding as of November 13, 1997.

================================================================================

                                TABLE OF CONTENTS


                                                                                                              PAGE

                                          PART I. FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                  Consolidated Statement of Income
                    for the three-month and nine-month periods ended September 30, 1997 and 1996...........       1

                  Consolidated Statement of Cash Flows
                    for the nine-month periods ended September 30, 1997 and 1996...........................       2

                  Consolidated Statement of Financial Position
                    at September 30, 1997 and December 31, 1996............................................       3

                  Consolidated Statement of Partners' Capital
                    for the nine months ended September 30, 1997...........................................       4

                  Notes to Consolidated Financial Statements...............................................       4


ITEM 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............................................       7


                                           PART II. OTHER INFORMATION


ITEM 1.         Legal Proceedings..........................................................................      10

ITEM 6.         Exhibits and Reports on Form 8-K...........................................................      10

SIGNATURE       ...........................................................................................      11



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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME

---------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended          Nine months ended
                                                                          September 30,             September 30,
 (unaudited; dollars in millions, except per unit amounts)             1997         1996         1997          1996
----------------------------------------------------------------------------------------------------------------------
Operating Revenue                                                    $ 72.3        $  67.9       $207.9        $201.8
----------------------------------------------------------------------------------------------------------------------
Expenses
   Power                                                               16.2           13.6         48.0          44.5
   Operating and administrative                                        19.2           19.5         50.9          49.7
   Depreciation                                                         9.8            9.1         29.3          29.0
   Provision for prior years' rate refunds (Note 4)                       -              -            -          20.1
----------------------------------------------------------------------------------------------------------------------

                                                                       45.2           42.2        128.2         143.3
----------------------------------------------------------------------------------------------------------------------

Operating Income                                                       27.1           25.7         79.7          58.5

Interest Income                                                         2.0            2.5          7.1           7.1

Interest Expense                                                       (9.5)         (10.3)       (29.8)        (34.6)

Minority Interest                                                      (0.2)          (0.2)        (0.7)         (0.4)
----------------------------------------------------------------------------------------------------------------------

Net Income  (Note 4)                                                 $ 19.4        $  17.7       $ 56.3        $ 30.6
======================================================================================================================

Net Income Per Unit (Note 2)                                         $ 0.76        $  0.72       $ 2.22        $ 1.23
======================================================================================================================

Cash Distributions Paid Per Unit (Note 3)                            $ 0.78        $  0.64       $ 2.14        $ 1.92
======================================================================================================================





See accompanying notes to the consolidated financial statements.

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                                Nine months ended
                                                                                                   September 30,
(unaudited; dollars in millions)                                                                1997          1996
-------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                                  $ 56.3      $  30.6
   Adjustments to reconcile net income to
     cash provided from operating activities:
        Depreciation                                                                             29.3         29.0
        Accrued rate refunds and related interest (Note 4)                                        2.8         39.5
        Other                                                                                     1.1         (0.2)
        Changes in operating assets and liabilities:
           Accounts receivable and other                                                          6.1         (0.4)
           Materials and supplies                                                                (0.2)         0.1
           General Partner and affiliates                                                        (0.2)         0.4
           Accounts payable and other                                                            (0.3)         2.8
           Interest payable                                                                       8.8          5.9
           Property and other taxes                                                              (1.0)        (2.8)
           Payment of rate refunds and related interest (Note 4)                                (20.4)           -
-------------------------------------------------------------------------------------------------------------------
                                                                                                 82.3        104.9
-------------------------------------------------------------------------------------------------------------------
Investing Activities
   Additions to property, plant and equipment                                                   (79.5)       (52.5)
   Short-term investments, net                                                                   29.5         11.1
-------------------------------------------------------------------------------------------------------------------
                                                                                                (50.0)       (41.4)
-------------------------------------------------------------------------------------------------------------------
Financing Activities
   Issuance of variable rate financing                                                             -          41.0
   Distributions to partners                                                                    (53.5)       (47.1)
   Minority interest                                                                             (0.6)        (0.5)
-------------------------------------------------------------------------------------------------------------------
                                                                                                (54.1)        (6.6)
-------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents *                                              (21.8)        56.9

Cash and Cash Equivalents at Beginning of Period                                                 89.6         77.0
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                     $ 67.8      $ 133.9
===================================================================================================================


* Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased. Short-term investments are those marketable securities which have a maturity of more than three months when purchased.

See accompanying notes to the consolidated financial statements.

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

-----------------------------------------------------------------------------------------------------------------------
                                                                                     September 30,       December 31,
(unaudited, except for December 31, 1996; dollars in millions)                           1997                1996
------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current Assets
   Cash and cash equivalents                                                          $    67.8          $   89.6
   Short-term investments                                                                  54.2              83.7
   Accounts receivable and other                                                           21.1              27.2
   Materials and supplies                                                                   7.2               7.0
------------------------------------------------------------------------------------------------------------------------
                                                                                          150.3             207.5
------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other                                                                  4.5               4.9
------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
   At cost                                                                                962.0             884.2
   Accumulated depreciation                                                              (148.3)           (120.7)
------------------------------------------------------------------------------------------------------------------------

                                                                                          813.7             763.5
------------------------------------------------------------------------------------------------------------------------

                                                                                      $   968.5          $  975.9
========================================================================================================================

                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Due to General Partner and affiliates                                              $     1.3          $    1.5
   Accounts payable and other                                                              16.5              16.8
   Interest payable                                                                        12.0               3.2
   Property and other taxes                                                                10.1              11.1
   Current portion of accrued rate refunds and related interest                            29.0              29.0
------------------------------------------------------------------------------------------------------------------------

                                                                                           68.9              61.6

Long-Term Debt                                                                            463.0             463.0
Accrued Rate Refunds and Related Interest (Note 4)                                         32.7              50.3
Minority Interest                                                                           1.5               1.4
Contingencies (Note 5)
------------------------------------------------------------------------------------------------------------------------

                                                                                          566.1             576.3
------------------------------------------------------------------------------------------------------------------------

Partners' Capital
   General Partner                                                                          2.4               1.6
   Class B Common Unitholder (units issued - 3,912,750) (Note 6)                           23.5              21.7
   Class A Common Unitholders (units issued - 20,090,000) (Note 6)                        376.5             376.3
------------------------------------------------------------------------------------------------------------------------

                                                                                          402.4             399.6
------------------------------------------------------------------------------------------------------------------------


                                                                                      $   968.5          $  975.9
========================================================================================================================



See accompanying notes to the consolidated financial statements.

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

-------------------------------------------------------------------------------------------------------------------

                                                                       Class B           Class A
(unaudited, except for December 31, 1996;              General          Common            Common
 dollars in millions)                                  Partner      Unitholder       Unitholders            Total
-------------------------------------------------------------------------------------------------------------------
Partners' Capital at December 31, 1996               $     1.6       $    21.7       $     376.3       $    399.6

Net Income Allocation                                      3.0            10.1              43.2             56.3

Distributions to Partners                                 (2.2)           (8.3)            (43.0)           (53.5)
-------------------------------------------------------------------------------------------------------------------


Partners' Capital at September 30, 1997              $     2.4       $    23.5            $376.5          $ 402.4

===================================================================================================================



See accompanying notes to the consolidated financial statements.




          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments, consisting of normal recurring adjustments and a non-recurring adjustment to the first quarter of 1996 to reflect a tariff rate agreement entered into between the Partnership and customer representatives (the "Settlement Agreement") and approved by the Federal Energy Regulatory Commission ("FERC") in October 1996, which management considers necessary to present fairly the financial position as at September 30, 1997 and December 31, 1996; the results of operations for the three and nine-month periods ended September 30, 1997 and 1996; and cash flows for the nine-month periods ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's 1996 Annual Report on Form 10-K.

2.   Net Income Per Unit

     Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the number of Class A and Class B Common Units outstanding (24,002,750). Net income allocated to the General Partner for the three and nine-month periods ended September 30, 1997, was $1.2 million and $3.0 million, respectively, as compared to $0.5 million and $1.1 million for the same periods last year. These increases were a result of the additional incentive income allocated to the General Partner due to the increases in cash distributions per unit as provided for in the Partnership Agreement.

3.   Cash Distribution

     On October 16, 1997, the Board of Directors of the General Partner announced a cash distribution for the quarter ended September 30, 1997 of $0.78 per unit. The distribution will be made on November 14, 1997 to unitholders of record on November 6, 1997.

4.   Accrued Rate Refunds and Related Interest

     Net income for the first quarter of 1996 was restated to reflect the rate refunds and related interest accrued in response to the Settlement Agreement, which reduced net income by $23.0 million, or $0.95 per unit. As provided in the Settlement Agreement, refunds are being paid through a 10% reduction on current rates. This reduction will continue until all refunds have been made. Based on the $61.7 million remaining balance at September 30, 1997 and projected deliveries, the 10% credit is expected to remain effective until sometime during the third or fourth quarter of 1999. With the exception of interest that continues to accrue on the unpaid balance, all refunds due as a result of the Settlement Agreement were accrued and reflected in net income prior to 1997.

5.   Environmental Contingencies

     The Partnership is subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to crude oil pipeline operations, and the Partnership could, at times, be subject to environmental cleanup and enforcement actions. The General Partner manages this environmental risk through appropriate environmental policies and practices to minimize the impact to the Partnership. To the extent that the Partnership is unable to recover environmental costs in its rates or through insurance, the General Partner has agreed to indemnify the Partnership from and against any costs relating to environmental liabilities associated with the pipeline system prior to its transfer to the Partnership in 1991. This excludes any liabilities resulting from a change in laws after such transfer. The Partnership continues to voluntarily investigate past leak sites for the purpose of assessing whether any remediation is required in light of current regulations, and to date no material environmental risks have been identified.

6.   Common Units

     As previously announced, the period during which the Partnership's Preference Units had certain cash distribution priorities over the Partnership's Common Units expired with the distribution paid in February 1997, in accordance with the terms of the Partnership Agreement. Since then, all Partnership units have equal rights with respect to cash distributions. To more accurately reflect this status, the Preference Units were renamed Class A Common Units and the existing Common Units were renamed Class B Common Units. This name change does not affect any Unitholder's ownership rights in the Partnership. Unitholders need not exchange Preference Unit certificates for Class A Common Unit certificates, as the Preference Unit certificates will automatically be treated as such.

     On October 24, 1997, the Partnership issued an additional 2,200,000 Class A Common Units, increasing the total number of Class A Common Units outstanding to 22,290,000, which, combined with the General Partner's contribution, provided net proceeds of $99.1 million. Proceeds are being used to finance, in part, the $370 million System Expansion Program II ("SEP II") consisting primarily of a new pipeline from Superior, Wisconsin to the Chicago, Illinois area ("Line 14").

     Prior to this additional issuance of Class A Common A Units, the General Partner had retained a 1% general partner interest and 16.1% limited partner interest in the Partnership, as well as a 1% general partner interest in Lakehead Pipe Line Company, Limited Partnership (the "Operating Partnership"). This resulted in an effective 18.0% combined interest in the Partnership by the General Partner. The Partnership owns a 99% limited interest in the Operating Partnership.

     Subsequent to this additional issuance of Class A Common Units, the General Partner has a 1% general partner and 14.8% limited partner interest in the Partnership, as well as a 1% general partner interest in the Operating Partnership. This results in an effective 16.6% combined interest in the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Net income for the nine months ended September 30, 1997 was $56.3 million, or $2.22 per unit. The first nine months of last year included provisions for prior years' rate refunds ($20.1 million) and interest ($3.2 million) recorded to reflect the retroactive aspects of a tariff rate agreement entered into between the Partnership and customer representatives ( the "Settlement Agreement") and approved by the Federal Energy Regulatory Commission ("FERC"). Excluding these provisions, "recalculated" net income for the first nine months of 1996 was $53.7 million, or $2.18 per unit. Net income for the nine months ended September 30, 1997 was $2.6 million higher than the recalculated amount for the same period last year due to higher operating revenue and lower interest expense, partially offset by higher total operating expenses.

Operating revenue increased $6.1 million, primarily due to a greater proportion of heavy crude oil deliveries, which increased 26% to 561,000 barrels per day. Because heavy crude oil is more expensive to pump due to its higher viscosity, the tariff rate for heavy crude oil is greater than that for lighter crude oils. Total deliveries averaged 1,496,000 barrels per day for the first nine months of 1997, up 5% from the 1,421,000 averaged for the same period last year. This increase is primarily attributable to capacity added during the Partnership's 1996 System Expansion Program, combined with an increase in western Canadian crude oil production. While deliveries were up 5%, system utilization, measured in barrel miles, only increased 1.4% from last year due to a higher proportion of shorter haul deliveries to the Midwest markets served by the Partnership.

Excluding the provision for prior years' rate refunds ($20.1 million) from 1996, total operating expenses for the first nine months of 1997 were $5.0 million higher than the same period of 1996 primarily due to increased power costs. Power costs increased due to higher deliveries, operational considerations and a higher proportion of heavy crude oil deliveries. Depreciation expense increased slightly despite growth in property, plant and equipment, due to the impact of revised depreciation rates put in effect July 1, 1996. The depreciation rates were revised to better represent the expected service life of the pipeline system.

Excluding the provision for interest related to prior years' rate refunds ($3.2 million) from 1996, interest expense for the first nine months of 1997 was less than the same period last year primarily due to lower balances with respect to rate refunds payable, partially offset by interest on increased borrowings under the Partnership's credit facility.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

Net income for the three months ended September 30, 1997 was $1.7 million higher compared to the same period last year due to higher operating revenue, partially offset by higher total operating expenses.

Operating revenue increased $4.4 million, due to an increase in total deliveries and a greater proportion of heavy crude oil deliveries, which increased 19% to 557,000 barrels per day. Total deliveries averaged 1,527,000 barrels per day for the third quarter, up 8% from the 1,416,000 averaged for the third quarter of 1996. System utilization, measured in barrel miles, increased 4% primarily due to an increase in deliveries.

Total operating expenses for the three months ended September 30, 1997 were $3.0 million greater than the corresponding period in 1996 primarily due to increased power costs. Power costs increased for the same reasons noted in the previous section. Depreciation increased due to the growth in property, plant and equipment.

Interest expense for the three months ended September 30, 1997 was $0.8 million less than the same period last year primarily due to lower balances with respect to rate refunds payable, partially offset by interest on increased borrowings under the Partnership's credit facility.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, cash, cash equivalents and short-term investments totaled $122.0 million, down $51.3 million since December 31, 1996, as cash required for distributions to partners and capital expenditures exceeded cash generated from operating activities. Of this $122.0 million, $20.1 million ($0.78 per unit) was set aside for the cash distribution payable November 14, 1997, with the remaining $101.9 million available for capital expenditures or other business needs.

Cash flow from operating activities for the first nine months of 1997 decreased $22.6 million from the corresponding period in 1996, primarily due to the payment of accrued rate refunds and related interest in 1997 and the collection of operating revenue in 1996 that was subject to refund.

Capital expenditures for the first nine months of 1997 totaled $79.5 million, of which $50.0 million was for SEP II. The General Partner believes that the majority of the estimated expenditures of $370.0 million for SEP II will be incurred in 1998, with completion planned for the second half of that year. In addition to the offering of Partnership Units effective October 24, 1997, the Partnership is considering other sources of capital to finance this expansion, including the use of existing cash balances, borrowings and another issuance of additional Partnership Units during 1998. Excluding expenditures for SEP II, the Partnership expects 1997 capital expenditures to total approximately $45.0 million. These expenditures are expected to be financed with existing cash and borrowed funds.

GENERAL

On May 7, 1997, the Illinois Commerce Commission ("ICC") denied the Partnership's application for a "Certificate of Public Convenience and Necessity / Certificate in Good Standing". This Certificate is a necessary first step toward receiving condemnation authority, should the Partnership need such authority, in order to purchase easements from landowners along the Illinois portion for Line 14. The ICC does not have jurisdiction to decide whether or not the Partnership can build the new line through Illinois. The Partnership is continuing with its plans to build Line 14 while challenging the ICC's decision. The Partnership is currently seeking and acquiring environmental and construction permits, which are separate from the ICC proceedings.

Thus far, approximately 90 percent of the 450-mile Wisconsin-Illinois route has been secured or contractually committed. The remaining 10 percent of the easements needed are largely in northeastern Illinois. Purchase orders have been placed for the initial construction materials, and $57.1 million has been expended on SEP II thus far. Construction commenced October 1, 1997 on a portion of Line 14. Approximately 11 miles of 24-inch pipe will be installed this fall at six major river crossings and other selected segments of the pipeline route.

The Partnership, in conjunction with its Canadian affiliate, Interprovincial Pipe Line Inc. ("Interprovincial"), continues to make plans on the Terrace Expansion Program to increase western Canadian crude oil pipeline capacity with a view to accelerating the program. Commencement of the program is contingent on obtaining the approval of the National Energy Board of Canada ("NEB"), and Interprovincial intends to submit an application to the NEB for such approval this fall. The expansion could provide an additional 270,000 barrels per day of heavy crude oil capacity at an estimated cost of Cdn. $800 million. A majority of the expenditures will be spent in Canada by Interprovincial, although approximately Cdn. $160 million, or U.S. $115 million, is projected to be spent by the Partnership. It is anticipated that this project will be completed in September 1999. Current plans allow for additional expansion with relatively small, cost effective projects.

Interprovincial, the parent company of the General Partner, has petitioned by application dated May 1, 1997 to the NEB for authorization to reverse the direction of flow of the Montreal Extension ("Line 9"). A NEB hearing regarding Line 9 commenced on August 5, 1997 and a decision is expected in the fourth quarter of 1997. A reversal of the Montreal Extension is not anticipated to have a material adverse impact on the Partnership, as displaced volumes are expected to be redirected to existing U.S. markets served by the Partnership. The Partnership's December 31, 1996 Form 10-K provides a more detailed discussion of the Montreal Extension.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


On October 21, 1997, the General Partner received from the Environmental Protection Agency ("EPA") two Requests for Information pursuant to the federal Clean Water Act relating to two separate pipeline leaks that happened in Minnesota in 1994. The Partnership previously addressed these leak incidents with the Minnesota Pollution Control Agency's oversight; no civil penalty was issued by the State in either case. The Partnership intends to cooperatively respond the EPA's Requests for Information.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits

     27.1 Financial Data Schedule as of and for the nine months ended September 30, 1997.

b)   Reports on Form 8-K

     A report on Form 8-K was filed on September 25, 1997 submitting an audited Consolidated Statement of Financial Position of Lakehead Pipe Line Company, Inc., the General Partner of Lakehead Pipe Line Partners, L.P., at December 31, 1996 and 1995, together with the Report of Independent Public Accountants.

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




                                    LAKEHEAD PIPE LINE PARTNERS, L.P.
                                              (Registrant)

                               By:  Lakehead Pipe Line Company, Inc.
                                    as General Partner






                                             /s/   M.A. Maki
                                  --------------------------------------------
                                                M. A. Maki
                                             Chief Accountant
                                         (Principal Financial and
                                            Accounting Officer)






                                      Dated:    November 13, 1997
                                             ---------------------------------