Form 10-K
period 1997-12-31
LAKEHEAD PIPE LINE PARTNERS L P
filed 1998-03-17
CIK 880285

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

[ ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 1-10934

                       LAKEHEAD PIPE LINE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      39-1715850
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

LAKE SUPERIOR PLACE, 21 WEST SUPERIOR STREET
              DULUTH, MINNESOTA                                 55802-2067
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (218) 725-0100

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
            CLASS A COMMON UNITS                          NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                No ____

     As of February 6, 1998, the aggregate market value of the Registrant's Class A Common Units held by non affiliates of the Registrant was $1,037,822,000 based on the reported closing sale price of such units on the New York Stock Exchange on that date.

     As of February 6, 1998, there were 22,290,000 of the Registrant's Class A Common Units outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
ITEMS 1 & 2.  Business and Properties.....................................    1
ITEM 3.       Legal Proceedings...........................................   15
ITEM 4.       Submission of Matters to a Vote of Security Holders.........   15

                                    PART II
ITEM 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................   16
ITEM 6.       Selected Financial Data.....................................   17
ITEM 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   18
ITEM 8.       Financial Statements and Supplementary Data.................   24
ITEM 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   24

                                    PART III
ITEM 10.      Directors and Executive Officers of the Registrant..........   24
ITEM 11.      Executive Compensation......................................   25
ITEM 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................   25
ITEM 13.      Certain Relationships and Related Transactions..............   26

                                    PART IV
ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................   26
SIGNATURES................................................................   29
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY INFORMATION AND FINANCIAL
  STATEMENT SCHEDULES.....................................................  F-1

     This Annual Report on Form 10-K contains forward-looking statements and information that are based on the General Partner's beliefs as well as assumptions made by and information currently available to the General Partner. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions are intended to identify forward-looking statements. Such statements reflect the General Partner's current views with respect to future events and are subject to certain risks, uncertainties and assumptions including the Partnership's dependence upon adequate supplies of, and demand for, western Canadian crude oil, regulation of the Partnership's tariffs by the Federal Energy Regulatory Commission and the possibility of unfavorable outcomes of future tariff proceedings, the Partnership's ability to complete expansion programs on time and within budget and to recover the costs of such expansions in its tariffs, and the effects of competition, in particular, by other pipeline systems. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, forecasted, or projected. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements and information. For additional discussion of such risks, uncertainties and assumptions, see "Items 1 & 2, Business and Properties Business Risks" included elsewhere in this report.

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

     The Partnership was formed in 1991 to acquire, own and operate the regulated crude oil and natural gas liquids pipeline business of Lakehead Pipe Line Company, Inc. (the "General Partner"), a wholly-owned subsidiary of Interprovincial Pipe Line Inc. ("IPL"). IPL is a Canadian company owned by IPL Energy Inc. ("IPL Energy") of Calgary, Alberta, Canada. The General Partner has a 14.8% limited partner interest (in the form of 3,912,750 Class B Common Units) and 1% general partner interest in the Registrant, as well as a 1% general partner interest in the Operating Partnership (an effective 16.6% combined interest in the Partnership). The remaining 83.4% limited partner interest in the Partnership is represented by 22,290,000 publicly traded Class A Common Units.

     The Partnership and IPL are engaged in the transportation of crude oil and other liquid hydrocarbons through the world's longest common carrier pipeline system ("System"). The System is the primary transporter of crude oil from western Canada to the United States and is the only pipeline that transports crude oil from western Canada to eastern Canada. The System serves all the major refining centers in the Great Lakes region of the United States, as well as the province of Ontario, Canada and, through a connecting pipeline, the Patoka/Wood River refinery and pipeline hub in southern Illinois. The System consists of the IPL System, which is owned by IPL, in Canada and the Lakehead System, which is owned by the Partnership, in the United States.

     Shipments tendered to the IPL System originate in oil fields in the western Canadian provinces of Alberta, Saskatchewan, Manitoba and British Columbia and in the Northwest Territories of Canada and reach the IPL System through facilities owned and operated by third parties or affiliates of IPL. Deliveries from the IPL System are currently made in the prairie provinces of Canada, and through the Lakehead System in the Great Lakes and Midwest regions of the United States and the province of Ontario, principally to refineries, either directly or through connecting pipelines of other companies.

     The IPL System, which is owned and operated by IPL, extends approximately 1,200 miles from Edmonton, Alberta, across the Canadian prairies to the U.S. border near Neche, North Dakota, and continues from the U.S. border near Marysville, Michigan, to Toronto, Ontario, and Montreal, Quebec, with lateral lines to Nanticoke, Ontario, and Niagara Falls, Ontario. The Canadian portion of the System includes another pipeline which is owned and operated by Interprovincial Pipe Line (NW) Ltd., a wholly owned subsidiary of IPL Energy. This pipeline extends approximately 540 miles between Norman Wells, Northwest Territories and Zama, Alberta, and connects from Zama, through a system owned by others, to the IPL System at Edmonton.

     The Lakehead System traverses approximately 1,750 miles from the Canadian border near Neche, to the Canadian border near Marysville. The Lakehead System consists of three separate lines extending from the Canadian border near Neche to Superior, Wisconsin, and a line from the Canadian border near Neche to Clearbrook, Minnesota. At Superior, the pipeline continues as two separate and diverging lines, one traversing through the upper Great Lakes region and the other through the lower Great Lakes region of the United States, with both lines re-entering Canada at a point near Marysville. The Lakehead System also includes a lateral line from the Canadian border near Niagara Falls to the Buffalo, New York area. Crude oil and natural gas liquids ("NGLs") are received by the Lakehead System at the Canadian border from the IPL System and, to a lesser extent, at a number of other receipt points and are scheduled into the pipeline in accordance with customer nominations.

     All scheduling of shipments (including routes, storage, etc.) is handled by IPL in coordination with the General Partner. The Lakehead System includes 16 connections to pipelines and refineries at various locations in the United States, including the Chicago, Illinois, Minneapolis-St. Paul area of Minnesota, Detroit, Michigan, Toledo, Ohio and Buffalo refining areas, and, through a connecting pipeline, the Patoka/Wood River refinery market and pipeline hub. The Lakehead System currently has approximately nine million barrels of tankage capacity at its three main terminals at Clearbrook, Superior, and Griffith, Indiana. The tankage capacity is utilized both to gather crude oil prior to injection into the Lakehead System and to provide tankage in order to facilitate more flexible oil movements scheduling. At Superior, all crude oil is removed from the Lakehead System, directed into tankage and then, when appropriate to meet the requirements of batch movements, reinjected into the Lakehead System for delivery through either the upper Great Lakes region or the lower Great Lakes region.

PROPERTIES

     The Lakehead System consists of approximately 2,700 miles of pipe with diameters ranging from 12 inches to 48 inches, 58 main line pump station locations with a total of approximately 590,000 installed horsepower and 54 tanks with an aggregate working capacity of approximately nine million barrels. The volume of liquid hydrocarbons in the Lakehead System required at all times for operation is approximately 12 million barrels, all of which is owned by the shippers on the Lakehead System.

     The Lakehead System is comprised of a number of separate segments as follows (excluding property under construction):

          (i) (a) the portion of Line 13 that extends from the Canadian border near Neche to Clearbrook consisting of 18-inch pipe;
               (b) the portions of Lines 1, 2, and 3 that extend from the Canadian border near Neche to Superior consisting of 20-
                   (18-inch from Clearbrook to Superior), 26- and 34-inch pipe, respectively; Line 3 is looped with approximately
                   120 miles of 48-inch pipe;
         (ii)  Line 5, a 30-inch line from Superior through the upper Great
               Lakes region via the upper peninsula of Michigan and across the Straits of Mackinac to the Canadian border near
               Marysville;
        (iii) the portion of Line 6 that is a 34-inch line extending from Superior to the Chicago area;
         (iv) the portion of Line 6 that is a 30-inch line extending from the Chicago area to the Canadian border near Marysville; and
          (v) the portion of Line 10 that is a lateral line from the Canadian border near Niagara Falls to the Buffalo area, consisting of 12-inch pipe, which is looped with a four-mile section of 20-inch pipe.

     The Lakehead System regularly transports up to 35 different types of liquid hydrocarbons including light, medium and heavy crude oil (including bitumen), condensate, synthetic crudes and NGLs.

     Estimated capacities of the various segments of the Lakehead System for 1998 are set forth below, and do not include additional delivery capability to be added as a result of the System Expansion Program II ("SEP II") expected to be completed in late 1998. See "-- Capital Expenditures and SEP II."

                                                             DESIGN         ANNUAL
                                                            CAPACITY       CAPACITY
                                                            --------       --------
                                                                 THOUSANDS OF
                                                                BARRELS PER DAY
Canadian border to Clearbrook.............................   1,748          1,476
Clearbrook to Superior....................................   1,532          1,248
Superior to Canadian border near Marysville (through the
  upper Great Lakes region)...............................     566            509
Superior to Chicago area..................................     782            704
Chicago area to Canadian border near Marysville...........     419            377
Canadian border near Niagara Falls to the Buffalo area....      73             65

     Design capacity is the absolute theoretical system capacity and assumes that all required horsepower is fully operational at all times. Annual capacity, which takes into account receipt and delivery patterns and ongoing pipeline maintenance, reflects achievable rates over long periods of time.

     The General Partner believes that the Lakehead System has been constructed and is maintained in accordance with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. To prolong the useful life of the Lakehead System, pipeline crews perform scheduled maintenance and make repairs when necessary. The Partnership attempts to control corrosion of the pipeline through the use of pipe coatings and cathodic protection systems. The Partnership monitors the integrity of the Lakehead System through a program of periodic internal inspections using electronic instruments. In order to maintain the service capability of the pipeline, periodic internal inspections will continue in 1998 and in the future, as determined necessary by the General Partner. On a bi-weekly basis, the entire right of way is inspected from the air. Trained and skilled operators use computerized monitoring systems to identify pressure drops that might indicate potential disruptions in flow, and operate remote controlled valves and pumps that allow the Lakehead System to be shut down quickly if required.

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

BUSINESS RISKS

     The Lakehead System is dependent upon the level of supply of crude oil and other liquid hydrocarbons from western Canada. For a discussion of the forecast of the future supply of crude oil produced in western Canada as submitted to the National Energy Board Of Canada ("NEB"), see "-- Supply and Demand for Western Canadian Crude Oil." If a decline in western Canadian crude oil production does occur, the Partnership expects that throughput on the Lakehead System will also decline.

     The Lakehead System is dependent upon the utilization of the IPL System by producers of western Canadian crude oil to reach markets in the United States and eastern Canada. The diversion of western Canadian crude oil away from the IPL System, whether by virtue of increased demand by western Canadian refiners or the shipment of crude oil by other pipelines, would be likely to have a direct impact on the volumes transported by the Lakehead System. The Lakehead System encounters competition in serving shippers to the extent that shippers have alternative opportunities for transporting liquid hydrocarbons from their sources to customers. In addition, the Lakehead System is affected by the conditions in the markets for liquid hydrocarbons in the areas to which the Lakehead System makes deliveries, see "-- Competition." The General Partner estimates that in 1997, the System transported approximately 65% of all crude oil produced in western Canada, of which more than 90% was transported by the Lakehead System.

     Demand for western Canadian crude oil and NGLs in the geographic areas served by the Lakehead System is affected by the delivery of other supplies of crude oil and refined products into such geographic areas. Existing pipeline capacity for the delivery of crude oil to the Midwest U.S., the primary destination market served by the Lakehead System, exceeds current refining capacity. The General Partner believes that the System has certain advantages over other transporters of crude oil with which it competes. The System is among the lowest cost transporters of crude oil and NGLs in North America based on costs per barrel mile transported. In addition, the System is strategically located linking supplies of western Canadian crude oil to the Midwest U.S., an area that is experiencing rising crude oil demand. See "-- Supply and Demand for Western Canadian Crude Oil."

     During 1997, the NEB approved an alternative use for the portion of the IPL System from Sarnia to Montreal, involving a reversal of the line to bring crude oil from Montreal to Sarnia, Ontario. The reversal of the line will result in IPL or a subsidiary of IPL becoming a competitor of the Partnership for supplying crude oil to the Ontario market and is expected to reduce the deliveries of western Canadian crude oil into the eastern Canadian markets served by the System. If and when the reversal of the line is effective, quantities of crude oil historically delivered by the System to the Ontario market are expected to be redirected to existing U.S. markets served by the Partnership.

     The General Partner believes that under Federal Energy Regulatory Commission ("FERC") regulations the Partnership will periodically be allowed to increase tariff rates to compensate for declines in throughput which result in a substantial divergence between the Partnership's costs and tariff rates, there can be no assurance that this will be the case. See "-- Regulation -- FERC Regulation." Even if such tariff increases were allowed, the Partnership may suffer lower revenues during the period before a tariff adjustment can be implemented. In addition, reduced throughput on the IPL System as a result of testing, line repair, reduced operating pressures or other causes could result in reduced throughput on the Lakehead System.

     The Partnership cannot predict the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation or technological advances in fuel economy and energy generation devices, all of which could reduce the demand for crude oil and other liquid hydrocarbons in the areas in which deliveries are made by the Lakehead System. For a discussion of projections regarding the future demand for crude oil produced in western Canada, see "-- Supply and Demand for Western Canadian Crude Oil."

     In May 1997, the Illinois Commerce Commission ("ICC") denied the Partnership's application for a certificate that is a necessary first step toward receiving condemnation authority in Illinois with respect to SEP II. Without condemnation authority, the cost to obtain rights of way in connection with SEP II have increased. However, as the ICC does not have jurisdiction to decide whether or not the Partnership can build a pipeline through Illinois, the Partnership is continuing with its construction of a new line from Superior to Chicago. At December 31, 1997, in excess of 90% of the line's route has been secured or contractually committed. The Partnership has appealed the ICC decision to the Illinois Court of Appeals.

     The Partnership is currently seeking and acquiring environmental and construction permits necessary to construct the new pipeline. While delays in acquiring environmental or construction permits could impact the in-service date of the new pipeline, such delays are not anticipated. The General Partner is using its best efforts to ensure a December 31, 1998 in-service date for SEP II.

     The operations of the Partnership are subject to federal and state laws and regulations relating to environmental protection and operational safety. Although the General Partner believes that the operations of the Lakehead System are in substantial compliance with applicable environmental and safety regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and there can be no assurance that such costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental and safety laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the Partnership's operations, could result in substantial costs and liabilities to the Partnership. For a discussion on environmental and safety regulation, see "-- Environmental and Safety Regulation."

     The Partnership contemplates filing a rate increase with the FERC in late 1998 or early 1999 to reflect the projected incremental costs and throughput resulting from SEP II. A settlement agreement between the Partnership and customer representatives sets forth parameters governing the tariff increase associated with SEP II, although such tariff increase has not been approved by the FERC. In addition, certain details of implementation remain subject to further discussions. Customers who are not parties to the agreement may challenge any rate filing. Any challenge, if successful, could have a material adverse effect on the Partnership and its ability to make distributions to the Unitholders. For a discussion of FERC regulation, Partnership tariff rates, and the settlement agreement, see "-- Regulation" and "-- Tariffs."

REGULATION

FERC Regulation

     The interstate common carrier pipeline operations of the Partnership are subject to rate regulation by the FERC under the Interstate Commerce Act. The Interstate Commerce Act requires, among other things, that petroleum products and crude oil pipeline rates be just, reasonable and nondiscriminatory, and permits challenges to new, changed and existing rates through either a "protest" or "complaint." At the FERC, a protest normally applies only to a proposed change in a pipeline's rates or practices and subjects the pipeline to a forward-looking investigation and possible refund obligation if the Commission chooses to suspend the proposed change. A complaint, by comparison, can apply either to an existing rate or practice or a proposed change and subjects the pipeline, in certain circumstances, to possible retroactive liability for past rates or practices found to be unlawful.

     The Energy Policy Act of 1992 required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for oil pipelines and to streamline procedures in oil pipeline proceedings. In response, the FERC issued Orders No. 561 and No. 561-A which prescribed an indexing methodology for setting rate ceilings beginning in 1995. Rates in effect at December 31, 1994, if not subject to protest or complaint, became the base rates for application of the indexing mechanism. The index selected for use is the Producer Price Index for Finished Goods minus 1% ("PPIFG-1"). On an ongoing basis, rate ceiling levels are increased or decreased each July 1. The PPIFG-1 applicable on July 1, 1997 was approximately 1.6%, accordingly, the Partnership increased its rates 1.6% on July 1, 1997. Indexed rates are subject both to protests and to complaints, but in either case the FERC's existing regulations specify that the party challenging a rate must show reasonable grounds for asserting that the amount of any rate increase resulting from application of the index is so substantially in excess of the pipeline's increase in costs as to be unjust and unreasonable (or that the amount of any rate decrease is so substantially less than the actual cost decrease incurred by the pipeline that the rate is unjust and unreasonable).

     The Energy Policy Act further deemed certain oil pipeline rates to be "just and reasonable." This applied to rates that were either in effect for the 365-day period ended on the date of enactment of the Energy Policy Act or were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period that began October 25, 1991. This provision of the Energy Policy Act did not apply to the Partnership, see "-- Tariffs Rate Cases."

     Prior to the indexing methodology, and since 1985, the propriety of crude oil pipeline rates was generally assessed on the basis of a trended original cost methodology (FERC Opinion No. 154-B/C). In general, under this cost-based methodology, crude oil pipeline rates were permitted to generate operating revenues, based on projected volumes, not greater than the total of the following components: (i) operating expenses, (ii) depreciation and amortization, (iii) federal and state income taxes and (iv) an overall allowed rate of return on the pipeline's rate base. During the period 1992 to 1995, the Partnership implemented several rate filings in accordance with the methodology specified in Opinion 154-B/C. See "Tariffs Rate Cases."

     In Orders No. 561 and No. 561-A, the FERC stated that, as a general rule, pipelines must utilize the indexing methodology to change rates. The FERC indicated, however, that it was retaining cost-based ratemaking, market-based rates and settlements as alternatives to the indexing approach. A pipeline can follow a cost-based approach when it can demonstrate that there is a substantial divergence between the actual costs experienced by the carrier and the rates resulting from application of the index such that rates at the ceiling level would preclude the carrier from being able to charge a just and reasonable rate. In addition, a pipeline can seek to charge market-based rates if it can establish that it lacks significant market power in a particular relevant market, and a pipeline can establish rates pursuant to a settlement if agreed upon by all current shippers. Initial rates for new services can be established through a cost-based filing or through agreement between the pipeline and at least one shipper not affiliated with the pipeline.

     To the extent order No. 561 limits the ability of the Partnership to establish cost-based rates, or the indexing methodology restricts or delays the Partnership's ability to implement rates that reflect increased costs, the Partnership could be adversely affected. Furthermore, no assurances can be given that inflationary rate increases allowed under the FERC's indexing methodology will be sufficient to offset increases in the Partnership's costs. In addition, if the Producer Price Index for Finished Goods increases less than 1% or decreases, the FERC's indexing methodology could result in a corresponding reduction in tariffs.

Other Regulation

     The Operating Partnership and the portion of the Lakehead System in Michigan are, or may be, subject to the jurisdiction of the Michigan Public Service Commission with respect to the construction and operation of the pipeline and the issuance of the Partnership's securities in that state. The Michigan Public Service Commission does not regulate the tariffs charged for transportation on the Lakehead System.

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

TARIFFS

Rate Cases

     The Partnership had several rate cases pending before the FERC during the period from 1992 to 1996. On April 1, 1992, the Partnership filed new tariffs to become effective May 2, 1992. These tariffs were subsequently challenged by Marysville Fractionation Partnership, the Canadian Association of Petroleum Producers ("CAPP"), and the Alberta Petroleum Marketing Commission ("APMC"). The FERC Oil Pipeline Board issued an order suspending the tariffs for one day and allowing the tariffs to become effective May 3, 1992, subject to investigation and potential refund with interest. Subsequent to the first filing, the Partnership implemented several other rate changes, all of which were suspended pending resolution of the first rate proceeding.

     CAPP and APMC took several exceptions to the Partnership's tariff filing. The issues raised included the applicability to the Partnership of the FERC's Opinion 154-B/C trended original cost methodology, the entitlement of the Partnership to a starting or transition rate base, and the Partnership's entitlement to an income tax allowance in its cost of service. In addition, Marysville Fractionation Partnership's protest primarily challenged the Partnership's rules and regulations governing the transportation of NGLs.

     In June 1995, the FERC issued a decision ("Opinion No. 397") on the Partnership's May 1992 tariff rate increase containing both favorable and unfavorable rulings with respect to the May 1992 rate proceeding. In Opinion No. 397 the FERC decided:

          (1) as provided in FERC Opinion No. 154-B/C, the Partnership's use of the trended original cost methodology is appropriate, and the Partnership is entitled to a starting, or transition, rate base;

          (2) the Partnership is not entitled to recover in cost of service a tax allowance with respect to income attributable to individual limited partners; and

          (3) the Partnership's rates in effect on October 24, 1991 were deemed by the FERC to have been subject to a complaint and are therefore not deemed "just and reasonable" by the Energy Policy Act. However, for the purposes of making refunds under Opinion No. 397, the Partnership is obligated to do so only down to the level of its rates in effect immediately preceding the May 1992 increase.

     The Partnership, CAPP and other parties requested FERC rehearing of Opinion No. 397. In May 1996, the FERC issued Opinion No. 397-A, which denied the parties' requests for rehearing of Opinion No. 397. In Opinion No. 397-A, the FERC clarified several aspects of Opinion No. 397. Specifically, the FERC further limited the income tax allowance by denying the Partnership's entitlement to any income tax allowance in connection with "curative allocations" which cause the General Partner's proportion of taxable income to be greater than its share of the Partnership's net book income.

     In October 1996, the FERC approved a settlement agreement between the Partnership, CAPP and the Alberta Department of Energy ("ADOE") on all outstanding contested tariff rates ("Settlement Agreement"). The Settlement Agreement provided for a tariff rate reduction of approximately 6% and total rate refunds and interest of $120.0 million through the effective date of October 1, 1996, with interest accruing thereafter on the unpaid balance. Cash refunds of $41.8 million were made during the fourth quarter of 1996, with the remaining balance to be paid through a 10% reduction of tariff rates. This reduction is currently in effect and will continue until all refunds have been made. Based on the $55.1 million remaining balance at December 31, 1997 and projected Lakehead System deliveries, the 10% refund credit is expected to remain effective until sometime during the second half of 1999.

     The Settlement Agreement also provides for the terms of an incremental tariff rate surcharge for a period of 15 years to recover the cost of, and allow a rate of return on, the Partnership's investment in SEP II. See "-- Capital Expenditures and SEP II." The rate of return on this new line will be based, in part, on the utilization level of the additional capacity constructed. As specified in the Settlement Agreement, higher utilization will result in a greater rate of return, subject to a minimum and maximum rate of return of 7.5% and 15.0%, respectively. Although the FERC has generally approved the Settlement Agreement, such approval does not constitute a ruling or decision regarding the merits of future rate filings, including those related to SEP II.

     The Settlement Agreement provides that the agreed tariff rates will be subject to indexing as prescribed by FERC regulation and that CAPP and ADOE will not challenge any rates within the indexed ceiling for a period of five years or the 15-year incremental tariff rate surcharges adopted in connection with SEP
II. The Partnership's other customers are not parties to the Settlement Agreement, and the Settlement Agreement does not prohibit those customers from filing a protest or complaint against the Partnership's tariffs.

     Many of the ratemaking issues contested in the Partnership's rate cases, in particular the FERC's own Opinion 154-B/C methodology, have not previously been reviewed by a federal appellate court. Any decision ultimately rendered by the FERC on any Opinion 154-B/C rate case may be subject to judicial review. Any such judicial review could ultimately result in alternative ratemaking methodologies that could have a material adverse effect on the Partnership and its ability to make distributions to the Unitholders.

     There is also pending at the FERC a proceeding involving Santa Fe Pacific Pipeline, L.P. ("SFPP") in which the FERC could further limit its current position related to the tax allowance permitted in the rates of publicly traded partnerships, as well as possibly altering the FERC's current application of the Opinion 154-B/C rate methodology. On September 25, 1997, the administrative law judge in that case issued an initial decision addressing various aspects of the tax allowance issue as it affects publicly traded partnerships, as well as various technical issues involving the application of the Opinion 154-B/C methodology. The SFPP initial decision is currently pending review by the FERC. In such a review, it is possible that the FERC could alter its current rulings on the tax allowance issue or on the application of the Opinion 154-B/C rate methodology in a way that could, if applied to the Partnership, have a material adverse impact on the Partnership and its ability to make distributions to the Unitholders.

Tariffs

     Under published tariffs for transportation through the Lakehead System, the rates for light crude oil from the Canadian border near Neche to principal delivery points at December 31, 1997, are set forth below. As previously discussed, the Partnership's published tariffs are subject to a 10% reduction, which will continue until all rate refunds and interest thereon resulting from the Settlement Agreement have been paid, which is expected to occur sometime during the second half of 1999. The published tariffs for light crude oil less this 10% reduction are also set forth below.

                                                   PUBLISHED            PUBLISHED
                                                     TARIFF         TARIFF PER BARREL
                                                   PER BARREL       LESS 10% REDUCTION
                                                   ----------       ------------------
Clearbrook, Minnesota............................    $0.147               $0.132
Superior, Wisconsin..............................    $0.275               $0.248
Chicago, Illinois area...........................    $0.541               $0.487
Canadian border near Marysville, Michigan........    $0.617               $0.555
Buffalo, New York area...........................    $0.659               $0.593

     The rates at December 31, 1997 for medium and heavy crude oils are higher, while those for NGLs are lower, than the rates set forth in the table to compensate for differences in costs for shipping different types and grades of liquid hydrocarbons. The Partnership periodically adjusts its tariff rates as allowed under FERC's indexing methodology and the Settlement Agreement. See
"-- Regulation."

     The Partnership finalized an agreement with Mustang Pipe Line Partners in October 1996 to provide for a joint tariff covering shipments of western Canadian crude oil to the Patoka, Illinois market area south of Chicago. These shipments travel on the Lakehead System to Chicago and on to the Patoka/Wood River market area through the Mustang pipeline system. The joint tariff agreement provides for lower transportation costs to shippers desiring access to the Patoka/Wood River market area, an incentive which the General Partner believes complements SEP II. A reduction in the Partnership's tariff under the joint tariff agreement will not become effective until the completion of SEP II. Mustang Pipe Line Partners is a Delaware general partnership owned by Mobil Illinois Pipe Line Company and a wholly-owned subsidiary of IPL Energy (U.S.A.) Inc. ("IPL Energy USA"), a Delaware corporation owned by IPL Energy.

SOURCES OF SHIPMENTS

     Substantially all of the shipments delivered through the Lakehead System originate in oilfields in the Canadian provinces of Alberta, Saskatchewan, Manitoba and British Columbia and in the Northwest Territories of Canada. The shipments reach the Lakehead System from the portion of the System located in western Canada, which receives its shipments primarily through pipelines owned and operated by other companies. The Lakehead System also receives U.S. and Canadian production at Clearbrook through a connection with Portal Pipe Line Company, a subsidiary of IPL Energy USA, U.S. production at Stockbridge and Lewiston, Michigan, and both U.S. and offshore production in the Chicago area. Changes in supply from western Canada would directly affect movements through the IPL System and, therefore, the supply available for transportation through the Lakehead System.

DELIVERIES FROM THE LAKEHEAD SYSTEM

     Deliveries from the Lakehead System are made in the Great Lakes and Midwest regions of the United States and in Ontario, principally to refineries, either directly or through connecting pipelines of other companies. Major refining centers within these regions are located near Sarnia, Nanticoke, Toronto, Minneapolis-St. Paul, Superior, Chicago, the Patoka/Wood River area, Detroit, Toledo, and Buffalo areas. Crude oils and NGLs transported by the Lakehead System are feedstock for refineries and petrochemical plants.

     The U.S. Government segregates the United States into five districts, Petroleum Administration for Defense Districts ("PADD"), for purposes of its strategic planning to ensure crude oil supply to key refining areas in the event of a national emergency. The oil industry utilizes these districts in reporting statistics regarding oil supply and demand. The Lakehead System services the northern tier of PADD 2, and U.S. governmental publications project that crude oil demand in this area will remain relatively constant. In addition, such publications project the total supply of crude oil from producing areas in the U.S. southwest, Rocky Mountains and Midwest that currently serve the entire PADD 2 market to decline in the near term as reserves are depleted, resulting in a need for additional supplies of crude oil to replace the continuing demand. As a result of these factors, the General Partner believes that the Lakehead System will be able to maintain or exceed its current level of deliveries into PADD 2. Express Pipeline Ltd. ("Express Pipeline"), a joint venture between Alberta Energy Company, Ltd. and TransCanada Pipelines Limited, has constructed a 170,000 barrel per day pipeline which will compete for this market. See "-- Competition."

     The following table sets forth Lakehead System average deliveries per day and barrel miles for each of the years in the five-year period ending December 31, 1997.

                                                          DELIVERIES
                                                (THOUSANDS OF BARRELS PER DAY)
                                             -------------------------------------
                                             1997    1996    1995    1994    1993
                                             ----    ----    ----    ----    ----
UNITED STATES
  Light crude oil..........................    282     309     345     335     332
  Medium and heavy crude oil...............    652     569     513     452     421
  NGLs.....................................     26      23      18       8       4
                                             -----   -----   -----   -----   -----
     Total United States...................    960     901     876     795     757
                                             -----   -----   -----   -----   -----
EASTERN CANADA
  Light crude oil..........................    355     348     332     321     333
  Medium and heavy crude oil...............     98     102      96     108      97
  NGLs.....................................     99     100     105     102     101
                                             -----   -----   -----   -----   -----
     Total Eastern Canada..................    552     550     533     531     531
                                             -----   -----   -----   -----   -----
TOTAL DELIVERIES...........................  1,512   1,451   1,409   1,326   1,288
                                             =====   =====   =====   =====   =====
BARREL MILES (billions per year)...........    389     384     385     366     358
                                             =====   =====   =====   =====   =====

     Deliveries on the Lakehead System in 1997 averaged approximately 1,512,000 barrels per day, a 4% increase over 1996. Deliveries to U.S. destinations have increased over the past five years and constituted 63% of the total volumes shipped on the Lakehead System in 1997. Deliveries to eastern Canada have remained relatively stable since 1993 although they may be adversely impacted in future years by the planned reversal of a pipeline owned by IPL in eastern Canada. See "-- Competition."

SUPPLY AND DEMAND FOR WESTERN CANADIAN CRUDE OIL

Supply

     IPL made application to the NEB in January 1996 to construct its IPL SEP II facilities in Canada which would complement the SEP II facilities to be constructed by the Partnership in the United States. As part of that application, IPL submitted a forecast of supply of western Canadian crude oil and a projection of the markets in which it could be reasonably expected to be consumed. IPL's forecast was based upon numerous assumptions, including estimates provided by industry, many of which are beyond the control of IPL or the Partnership. The forecast showed the supply of western Canadian crude oil in the year 2000 at 2,230,000 barrels per day, approximately 258,000 barrels per day above estimated 1996 average daily production of western Canadian crude oil, declining to 2,180,000 barrels per day by the year 2005. While acknowledging the uncertainty associated with forecasts of the supply of crude oil and other commodities shipped on the IPL System, the NEB accepted as reasonable the forecasts of the supply of crude oil and other commodities submitted by IPL and recommended that a certificate for construction be issued.

Demand

     Rising crude oil demand and declining inland U.S. domestic production are contributing to an increasing need for importing crude oil into the PADD 2 market. The General Partner believes that PADD 2 will continue to provide an excellent market for western Canadian shippers as long as netbacks to producers remain attractive and additional pipeline capacity is put in place. Moreover, the General Partner believes that PADD 2 will remain the most attractive market for western Canadian supply since it is currently the largest North American processor of western Canadian heavy crude oil and has the greatest potential for converting refining capacity from light to heavy crude. At the NEB hearing at which the IPL SEP II expansion was approved, IPL projected that with construction of additional pipeline facilities, total western Canadian exports to the United States would increase to 1,558,000 barrels per day in 2000 and 1,519,000 barrels per day in 2005, approximately 426,000 and 387,000 barrels per day, respectively, higher than average 1996 exports. Of those exports, PADD 2 was projected to receive 1,322,000 barrels per day in 2000 and 1,276,000 barrels per day in 2005, approximately 452,000 and 406,000 barrels per day, respectively, higher than average 1996 exports to PADD 2.

     In the NEB's decision in the IPL SEP II application, the NEB stated that it was of the view that, with the removal of the market constraint for heavy crude oil, the PADD 2 market could absorb additional volumes of western Canadian crude oil in light of the available refining capacity and the capability of refiners to process additional heavy crude oil. The NEB noted that the significant level of support from shippers, provincial governments and industry organizations demonstrates that markets are available and that the IPL SEP II facilities will achieve high utilization levels. The NEB acknowledged that current apportionment of the System indicates that there is a need for additional capacity and that the new facilities will help to reduce this apportionment.

CUSTOMERS

     The Lakehead System conducts operations without the benefit of exclusive franchises from government entities or long-term contractual arrangements with shippers. During 1997, 47 shippers tendered crude oil and NGLs for delivery through the Lakehead System. These customers included integrated oil companies with production facilities in western Canada and refineries in eastern Canada, major oil companies, refiners and marketers. Shipments by the top ten shippers during 1997 accounted for approximately 79% of total revenues during that period. Revenue from Amoco (through affiliated companies), Mobil Oil Company of Canada Ltd. and Imperial Oil Limited accounted for approximately 22%, 15% and 12%, respectively, of total operating revenue generated by the Lakehead System during 1997. The remaining shippers each accounted for less than 10% of such revenue.

CAPITAL EXPENDITURES AND SEP II

     In 1997, the Partnership made capital expenditures of $126.9 million, of which $84.9 million was for SEP II and $42.0 million was for other projects including core maintenance ($5.9 million), storage facilities ($7.1 million), and pipe replacement ($9.9 million).

     The total project cost for SEP II is estimated to be approximately $370.0 million. Including $7.1 million expended in 1996, a total of $92.0 million has been expended on SEP II through December 31, 1997. It is anticipated that $278.0 million will be expended in 1998 to complete the project.

     The SEP II expansion of the Lakehead System consists primarily of a new pipeline ("Line 14") from Superior to the Chicago area. This expansion of the Lakehead System is being undertaken at the request of western Canadian crude oil shippers to address System capacity constraints and forecasted increases in the crude oil supply in western Canada.

     Increases in crude oil supply in western Canada are forecast to coincide approximately with and partially to offset decreases in domestic crude oil supply produced in the Rocky Mountain and Midwest U.S. areas. The General Partner believes that this forecasted decrease in domestic supply, coupled with a forecasted increase in demand for crude oil, supports the need for SEP II. Furthermore, the General Partner believes that refineries located in the Midwest U.S. are particularly well positioned to utilize the expected increases in western Canadian heavy crude oil production since they are already the primary consumers of western Canadian heavy crude oil. See "-- Supply and Demand for Western Canadian Crude Oil."

     SEP II will add approximately 450 miles of 24-inch pipeline which, together with other pipeline system modifications, is projected to provide approximately 170,000 additional barrels per day of delivery capacity to the Midwest U.S. markets served by the Partnership. However, it is anticipated that current constraints on the capacity of the System in western Canada will limit incremental volumes reaching the Lakehead System to approximately 120,000 barrels per day. These capacity constraints are expected to be alleviated following the completion of the Partnership's Terrace Expansion Project, see
"-- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Lakehead System Expansion Projects."

     In addition to the new pipeline, the SEP II project includes the construction of six new pump stations along the pipeline route and additional terminalling facilities in Superior and Mokena, Illinois. Additional system modifications will be required on facilities west of Superior to enhance the Lakehead System's existing delivery capability. SEP II complements a Cdn. $140 million expansion of the IPL System. Current estimated costs for the major components of SEP II are as follows:

                        DESCRIPTION
                        -----------
New pipeline facilities.....................................     $300
Six new pump stations.......................................       40
Additional terminalling facilities..........................       10
Existing system modifications...............................       20
                                                                 ----
                                                                 $370
                                                                 ====

     The Partnership contemplates filing a tariff rate increase in late 1998 or early 1999 to reflect the projected incremental costs and throughput resulting from SEP II. In accordance with the Settlement Agreement, the necessary rate increase will be added to the Partnership's indexed tolls and therefore, will not be subject to the index ceiling mechanism. The Settlement Agreement requires further discussions with the other parties to the agreement with respect to certain details of implementation. Although the FERC has generally approved the Settlement Agreement, such approval does not constitute a ruling or decision regarding the merits of future rate filings, including those related to SEP II. See "-- Tariffs Rate Cases."

     Excluding SEP II and other significant expansion projects, routine capital expenditures to maintain and enhance the service capability of the Lakehead System in 1998 are expected to total approximately $22 million. Thereafter, the Partnership's routine capital program to maintain and enhance the service capability of the Lakehead System, excluding significant expansions, will require future expenditures which are estimated to be up to approximately $12 million annually.

TAXATION

     For federal and state income tax purposes, the Partnership and Operating Partnership are not taxable entities. Federal and state income taxes on Partnership taxable income are borne by the individual partners through the allocation of Partnership taxable income. Such taxable income may vary substantially from net income reported in the statement of income.

COMPETITION

     Because pipelines are generally the lowest cost method for intermediate and long haul overland movement of crude oil, the System's most significant existing competitors for the transportation of western Canadian crude oil are other pipelines. The System encounters competition in serving shippers to the extent that shippers have alternative opportunities for transporting liquid hydrocarbons from their sources to customers. The General Partner estimates that in 1997 the System transported approximately 65% of total western Canadian crude oil production, of which more than 90% was transported by the Lakehead System. This level of utilization has resulted in the System operating at or near capacity for the past several years. The General Partner expects this trend to continue since the System is strategically located linking supplies of western Canadian crude oil to the Midwest U.S., a market that is well positioned to utilize expected future increases in western Canadian heavy crude oil production. The remainder of 1997 western Canadian crude oil production was refined in Alberta or Saskatchewan or transported through other pipelines. Of the pipelines transporting western Canadian crude oil out of Canada, the System provides approximately 70% of the total pipeline design capacity. The remaining 30% of design capacity is shared by five other pipelines transporting crude oil to British Columbia, Washington, Montana and other states in the northwestern U.S.

     Competition among common carrier pipelines is based primarily on transportation charges, access to producing areas and proximity to end users. The General Partner believes that high capital requirements, environmental considerations and the difficulty in acquiring rights of way and related permits make it difficult for a competing pipeline system comparable in size and scope to the System to be built in the foreseeable future.

     Express Pipeline has constructed a 170,000 barrel per day pipeline to carry western Canadian crude oil to the U.S. Rocky Mountain region and the Patoka/Wood River market area. This pipeline began service in early 1997. The General Partner believes, however, that the System (including the future Line 14) is more attractive to western Canadian producers shipping to the Chicago or Patoka/Wood River market area as it offers lower transportation costs, shorter transit times, and does not require shipper volume commitments as required by Express Pipeline.

     The System encounters competition in serving shippers to the extent that shippers have alternate opportunities for transporting liquid hydrocarbons from their sources to customers. In selecting the destination for their supplies of crude oil, sellers generally desire to use the alternative that results in the highest netback to them. Generally, it is expected that producers will receive the highest netback price from markets served by the System, but alternate markets may, for periods of time, offer equal or better returns for the producer. Such markets could potentially include the U.S. Rocky Mountain region for sweet crude oil and the Washington State market for light sour crude oil.

     In the United States, the Lakehead System encounters competition from other crude oil and refined product pipelines and other modes of transportation delivering crude oil and refined products to the refining centers of Minneapolis-St. Paul, Chicago, Detroit and Toledo and the refinery market and pipeline hub located in the Patoka/Wood River area. The Lakehead System transports approximately 45% of all crude oil deliveries into the Chicago area, 75% of all crude oil deliveries into the Minneapolis-St. Paul area and virtually all deliveries of crude oil to Ontario.

     The IPL System includes a section which extends from Sarnia to Montreal (the "Montreal Extension" or "Line 9"). The portion of the Montreal Extension from Sarnia to North Westover, Ontario is currently in west to east service. The section from North Westover to Montreal has been purged with nitrogen and remains available for service. IPL and a group of refiners have developed the Line 9 reversal project to enable crude oil imported into eastern Canada through facilities of Portland Pipe Line Corporation and Montreal Pipe Line Limited to be transported on Line 9 in an east to west direction from Montreal to the major refining centers in Ontario. The NEB approved construction of facilities, as well as the tolling methodology for the Line 9 project on December 18, 1997. While the reversal of the Montreal Extension would result in IPL or a subsidiary of IPL becoming a competitor of the Lakehead System for supplying crude oil to the Ontario market, such a reversal is expressly permitted by the agreements entered into at the time of formation of the Partnership. The reversal of the Montreal Extension is not anticipated to have a material adverse impact on the Partnership, as displaced volumes are expected to be redirected to existing U.S. markets served by the Partnership.

ENVIRONMENTAL AND SAFETY REGULATION

General

     The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment and safety. Although the General Partner believes that the operations of the Lakehead System are in substantial compliance with applicable environmental and safety laws and regulations, the risk of substantial liabilities are inherent in pipeline operations, and there can be no assurance that such liabilities will not be incurred. To the extent that the Partnership is unable to recover environmental costs in its rates or through insurance, the General Partner has agreed to indemnify the Partnership from and against any costs relating to environmental liabilities associated with the Lakehead System prior to its transfer to the Partnership in 1991. This excludes any liabilities resulting from a change in laws after such transfer. If the Partnership is held to be responsible for liabilities not covered by the General Partner's indemnification obligation, such liabilities could have an adverse impact on the financial condition of the Partnership and the Partnership's ability to make distributions.

Air

     The operations of the Partnership are subject to the federal Clean Air Act and comparable state statutes. The General Partner believes that the operations of the Lakehead System are in substantial compliance with such statutes in all states in which it operates.

Water

     The federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990 ("WPCA"), imposes strict controls on the discharge of oil into navigable waters. The WPCA provides penalties for any discharges of petroleum products in reportable quantities, imposes liability for clean-up costs and natural resource damage, and allows for third party lawsuits. State laws also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum into surface water or groundwater. Spill prevention control and countermeasure requirements of federal laws require diking and similar structures to help prevent contamination of navigable waters in the event of a petroleum overflow, rupture or leak. In response to regulations mandated by the WPCA, the Partnership has submitted to the Office of Pipeline Safety ("OPS") of the U.S. Department of Transportation ("DOT") oil spill emergency response plans, which have been approved, and a certification that it has the resources to respond to a worst case spill. Expenses of routine compliance with these and other similar regulations are not expected to have a material adverse impact on the Partnership.

     The operations of the Partnership are subject to state and federal regulations concerning the discharge of water associated with pipeline system operations or testing, or of stormwater run-off from facilities. The General Partner believes that the operations of the Lakehead System are in substantial compliance with such regulations in all states in which it operates.

Remediation Matters

     Contamination resulting from spills of crude oil and petroleum products is not unusual within the petroleum pipeline industry. The Lakehead System has, in the past, experienced such spills. Historic spills along the Lakehead System as a result of past operations may have resulted in soil or groundwater contamination which Lakehead is addressing through monitoring and remediation programs. Additional historic contamination may be discovered for which further remediation may be required. The General Partner does not expect that any cleanup liabilities not covered by the General Partner's indemnification obligation will have a material adverse effect on the financial condition of the Partnership.

Superfund

     The Comprehensive Environmental Response, Compensation and Liability Act of 1989, as amended ("CERCLA"), also known as "Superfund," and comparable state laws impose liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site and companies that disposed, or arranged for the disposal of, the hazardous substances found at a site. Such statutes also authorize government environmental authorities such as the Environmental Protection Agency ("EPA") and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs incurred. In the course of its ordinary operations, the Lakehead System generates wastes, some of which fall within the federal and state statutory definitions of a "hazardous substance" and some of which were disposed of at sites that may require cleanup under Superfund and related state statutes.

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

Waste

     The Partnership generates hazardous and nonhazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The General Partner believes that operations of the Lakehead System are in substantial compliance with such statutes in all states in which it operates. The Partnership reports, as required, to environmental regulatory agencies regarding the disposal of such wastes. The EPA is currently in the process of developing stricter disposal standards for nonhazardous waste. Further, it is possible that some wastes that are currently classified as nonhazardous, possibly including wastes generated during pipeline operations, may, in the future, be designated as "hazardous waste," which is subject to more costly disposal requirements.

Safety Regulation

     The Partnership's operations are subject to construction, operating and safety regulation by the DOT and various other federal, state and local agencies. The Pipeline Safety Act of 1992, as amended by the Accountable Pipeline Safety and Partnership Act of 1996, requires the OPS to consider environmental impacts and do a risk assessment, as well as satisfy its traditional public safety mandate, when developing pipeline safety regulations. This legislation also mandates the OPS to establish pipeline operator qualification rules, requires pipeline operators to provide maps and records to the OPS, and authorizes the OPS to require pipelines to be modified to accommodate internal inspection devices. Recent regulations have also been issued requiring pipeline operators to implement alcohol testing programs, in order to supplement already established drug testing programs previously required by regulation, for employees and contractors that are engaged in safety-sensitive activities. Additional legislation or regulations have been proposed requiring remotely controlled shutoff valves in populated or environmentally sensitive areas, increased public education of pipeline safety and accident prevention and periodic integrity testing of pipelines by internal inspection or hydrostatic testing. The Partnership currently has an integrity testing program utilizing internal inspection devices and has conducted additional hydrostatic testing for selected segments of the Lakehead System. Facilities have been constructed and permits obtained to treat and dispose of hydrostatic test water generated by the Lakehead System.

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

EMPLOYEES

     Neither the General Partner nor the Partnership has any employees. The General Partner has priority utilization of employees of IPL Energy USA to carry out the Partnership's business. As the General Partner is responsible for management and operation of the Partnership, it has entered into a services agreement with IPL Energy USA to provide the required services. The General Partner also receives, for the benefit of the Partnership, certain administrative, engineering, treasury and computer services from IPL and IPL Energy. The Partnership reimburses the General Partner or its affiliates for expenses incurred in performing these services.

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is, and the General Partner prior to the formation of the Partnership has been, in the ordinary course of business, a defendant in various lawsuits and a party to various legal proceedings, some of which are covered, in whole or in part, by insurance. Certain of these claims were assumed by the Partnership in connection with the Partnership's formation. The Partnership believes that the outcome of all such lawsuits and other proceedings will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Partnership. In connection with the transfer of its pipeline business to the Partnership, the General Partner agreed to indemnify the Partnership from and against substantially all liabilities, including liabilities relating to environmental matters, arising from operations prior to the transfer. This indemnification does not apply to amounts that the Partnership would be able to recover in its tariffs, through insurance, or to any liabilities relating to a change in laws after December 27, 1991.

     On October 21, 1997, the General Partner received from the EPA two Requests for Information pursuant to the federal Clean Water Act relating to two separate pipeline leaks that occurred in Minnesota in 1994. The Partnership previously addressed these leak incidents with the Minnesota Pollution Control Agency's oversight; no civil penalty was issued by the State in either case. The Partnership cooperatively responded to the EPA's Requests for Information. The General Partner has received no further indications from the EPA regarding how it intends to proceed on this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Units of the Registrant are listed and traded on the New York Stock Exchange, the principal market for the Partnership's Class A Common Units, under the symbol LHP. The quarterly price range per Class A Common Unit and cash distributions paid per unit for 1997 and 1996 are summarized below:

1997 QUARTERS                                FIRST      SECOND       THIRD      FOURTH
-------------                                -----      ------       -----      ------
High.....................................  $  38 3/4   $  39       $  47 3/4   $  47 7/8
Low......................................  $  33       $  33 7/8   $  38       $  38 3/8
Cash distributions paid..................  $0.68       $0.68       $0.78       $0.78

1996 QUARTERS                                FIRST      SECOND       THIRD      FOURTH
-------------                                -----      ------       -----      ------
High.....................................  $  29       $  28 1/8   $  31 1/8   $  34 7/8
Low......................................  $  25 1/2   $  21 5/8   $  25 1/4   $  30 3/8
Cash distributions paid..................  $0.64       $0.64       $0.64       $0.68

     On February 6, 1998 the last reported sales price of the Class A Common Units on the New York Stock Exchange was $46 9/16. At February 6, 1998, there were approximately 39,000 Class A Common Unitholders of which there were approximately 3,600 registered Class A Common Unitholders of record. There is no established public trading market for the Registrant's Class B Common Units, all of which are held by the General Partner.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth, for the periods and at the dates indicated, summary historical financial and operating data for the Partnership. The table is derived from the consolidated financial statements of the Partnership and notes thereto, and should be read in conjunction with those audited financial statements.

                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 1997     1996(1)    1995(1)      1994       1993
                                                 ----     -------    -------      ----       ----
                                                  (DOLLARS IN MILLIONS, EXCEPT PER UNIT AMOUNTS)
INCOME STATEMENT DATA:
  Operating revenue..........................  $  282.1   $  274.5   $  268.5   $  246.0   $  240.1
  Operating expenses(2)......................     174.0      187.1      195.2      159.7      159.6
                                               --------   --------   --------   --------   --------
  Operating income...........................     108.1       87.4       73.3       86.3       80.5
  Other income...............................       9.7        9.6        7.1        4.1        3.1
  Interest expense...........................     (38.6)     (43.9)     (40.3)     (29.8)     (30.9)
  Minority interest..........................      (0.9)      (0.7)      (0.5)      (0.7)      (0.7)
                                               --------   --------   --------   --------   --------
  Net income.................................  $   78.3   $   52.4   $   39.6   $   59.9   $   52.0
                                               ========   ========   ========   ========   ========
  Net income per unit(3).....................  $   3.02   $   2.11   $   1.60   $   2.61   $   2.36
                                               ========   ========   ========   ========   ========
  Cash distributions paid per unit...........  $   2.92   $   2.60   $   2.56   $   2.51   $   2.36
                                               ========   ========   ========   ========   ========
FINANCIAL POSITION DATA (AT YEAR END):
  Property, plant and equipment, net.........  $  850.3   $  763.5   $  725.1   $  727.6   $  622.1
  Total assets...............................  $1,059.3   $  975.9   $  915.2   $  868.6   $  758.8
  Long-term debt.............................  $  463.0   $  463.0   $  395.0   $  364.0   $  344.0
  Partners' capital
     Class A Common Unitholder...............  $  461.6   $  376.3   $  387.9   $  409.3   $  354.4
     Class B Common Unitholder...............      36.7       21.7       21.7       23.5       11.8
     General Partner.........................       3.5        1.6        1.5        1.6        0.7
                                               --------   --------   --------   --------   --------
                                               $  501.8   $  399.6   $  411.1   $  434.4   $  366.9
                                               ========   ========   ========   ========   ========
CASH FLOW DATA:
  Cash provided from operating activities....  $  102.0   $   93.9   $  121.5   $  108.1   $   92.5
  Capital expenditures.......................  $  126.9   $   76.7   $   35.5   $  136.9   $   35.6
OPERATING DATA:
  Barrel miles (billions)....................       389        384        385        366        358
  Deliveries (thousands of barrels per day)
     United States...........................       960        901        876        795        757
     Eastern Canada..........................       552        550        533        531        531
                                               --------   --------   --------   --------   --------
                                                  1,512      1,451      1,409      1,326      1,288
                                               ========   ========   ========   ========   ========

-------------------------
(1) 1996 results reflect the impact of the Settlement Agreement between the Partnership and customer representatives on all outstanding contested tariff rates. 1995 results reflect the impact of the June 1995 FERC decision.

(2) Operating expenses include provisions for prior years' rate refunds of $20.1 million and $22.9 million in 1996 and 1995, respectively.

(3) The General Partner's allocation of net income has been deducted before calculating net income per unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership experienced a record year during 1997 as net income, pipeline system deliveries and barrel miles all reached record levels. These operational milestones were reached primarily as a result of additional pipeline capacity and increased crude oil production in western Canada. Deliveries to the Midwest markets served by the Partnership increased 7% over 1996 primarily due to the successful completion of the Partnership's System Expansion Program I ("SEP I") during late 1996. The exceptional performance of the Partnership during 1997 prompted the Board of Directors of the General Partner to increase the quarterly cash distribution on July 17, 1997 to $0.78 per unit ($3.12 per unit on an annualized basis) from $0.68 per unit. This increase, the third since the Partnership's inception, is primarily the result of earnings growth from capacity expansions and the removal of uncertainty surrounding the Partnership's tariff rates that existed prior to an October 1996 settlement agreement.

     The Partnership is continuing its efforts to further expand the pipeline system. Significant progress was made on the System Expansion Program II ("SEP II") which primarily involves the construction of a new pipeline from Superior, Wisconsin to the Chicago, Illinois area. When complete, SEP II will provide an additional 170,000 barrels per day of delivery capacity on the Partnership's pipeline from Superior to Chicago. During the past year, construction of the new pipeline, pump stations, and other system modification was begun. In addition to SEP II, during 1997 the Partnership announced a further staged expansion of the pipeline system to commence in 1998 which will provide the capability to transport a further 270,000 barrels per day of heavy crude oil by late 1999. After allowing for anticipated light crude oil production declines, total system deliveries are anticipated to increase 160,000 barrels per day.

RESULTS OF OPERATIONS

     The Partnership experienced record operational performance during 1997 as deliveries averaged 1,512,000 barrels per day, up from the 1,451,000 barrels per day averaged during 1996. This 4% growth in Lakehead System deliveries translated into a 1% increase from last year in system utilization measured in barrel miles, reflecting a higher proportion of shorter haul deliveries to the significant Midwest and eastern Canadian markets served by the Partnership. Deliveries during 1996 increased 3%, and barrel miles were relatively unchanged, compared with 1995 results. Over the three-year period, increased deliveries resulted from greater crude oil production in western Canada and increased pipeline capacity from the Partnership's expansion programs.

     Net income for 1997 was $78.3 million ($3.02 per unit) compared with $52.4 million ($2.11 per unit) for 1996 and $39.6 million ($1.60 per unit) for 1995. Net income for 1996 and 1995 was impacted by rate refunds and related interest recorded in response to various tariff rate regulatory developments. Even though the Partnership had been recording a provision for a potential rate refund since 1992, additional provisions were required in 1995, with respect to Federal Energy Regulatory Commission ("FERC") Opinion No. 397, and in 1996, with respect to a settlement agreement (the "Settlement Agreement") between the Partnership and representatives of certain of the Partnership's customers. In October 1996, the FERC approved the Settlement Agreement. The Settlement Agreement provided for a tariff rate reduction of approximately 6% and total rate refunds and interest of $120.0 million through the effective date of October 1, 1996, with interest accruing thereafter on the unpaid balance. The Settlement Agreement concluded a protracted dispute between the Partnership and its customers concerning the level of tariff rates.

     To facilitate comparison of year-to-year financial results, set forth below are the recalculated operating results of the Partnership for the indicated periods. The retroactive impacts of the Settlement Agreement have been removed from 1996 and 1995 reported results. Results for 1997 were not impacted by retroactive aspects of the Settlement Agreement; therefore, no adjustments to 1997 net income are necessary.

Recalculated Operating Results

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1997      1996      1995
                                                      ----      ----      ----
                                                        (DOLLARS IN MILLIONS,
                                                      EXCEPT PER UNIT AMOUNTS)
Operating Revenue..................................  $ 282.1   $ 274.5   $ 268.5
Operating Expenses.................................   (174.0)   (167.0)   (172.3)
Interest and Other Income..........................      9.7       9.6       7.1
Interest Expense...................................    (38.6)    (40.7)    (38.8)
Minority Interest..................................     (0.9)     (0.9)     (0.7)
                                                     -------   -------   -------
Net Income.........................................  $  78.3   $  75.5   $  63.8
                                                     =======   =======   =======
Net Income Per Unit................................  $  3.02   $  3.06   $  2.60
                                                     =======   =======   =======

     Net income for 1997 was $2.8 million higher than recalculated net income in 1996. A combination of higher operating revenue and lower interest expense, partially offset by higher operating expense, led to the increase in net income. Per unit amounts decreased slightly due to increased incentive income allocations to the General Partner primarily as a result of higher distribution levels, and an increase in the weighted average Common Units outstanding as a result of the October 1997 Class A Common Unit offering. Net income per unit was calculated using 24.4 million Common Units during 1997. Due to the issuance of
2.2 million Class A Common Units during October 1997, the weighted average number of Common Units outstanding will increase from 24.4 million Common Units in 1997 to 26.2 million Common Units in 1998 (excluding any additional Common Units that may be issued).

     Recalculated net income for 1996 was $11.7 million, or $0.46 per unit, greater than recalculated net income for 1995 primarily due to increased revenues and lower operating costs resulting from cost control activities of the General Partner.

     Operating revenue for 1997 was $7.6 million greater than recalculated operating revenue for 1996 primarily due to increased deliveries and the transportation of a greater proportion of heavy crude oil (up 22% to 573,000 barrels per day). Operating revenue was also favorably impacted by the full year impact of a July 1996 tariff rate increase of 0.9%, and an additional 1.6% on July 1, 1997, as allowed under the FERC's indexing methodology. Recalculated operating revenue for 1996 and 1995 is computed at the tariff rates implied in the Settlement Agreement. Operating revenue for 1996 was $6.0 million higher than 1995 primarily due to a greater proportion of heavy crude oil deliveries (up 29% to 471,000 barrels per day) and the 1996 mid-year tariff rate increase. The tariff rate for heavier crude oil is greater than that for lighter crude oils primarily due to its higher viscosity which requires more power to pump. The Partnership's current tariff rate for medium and heavy crude oil deliveries to the Chicago area is approximately 7% and 18% higher, respectively, than that for lighter crude oils.

     Total 1997 operating expenses were $7.0 million greater than recalculated 1996 operating expenses primarily due to higher power costs ($3.9 million) associated with a heavier crude oil mix, operational considerations, and increased deliveries. Depreciation expense for 1997 increased $1.8 million primarily due to growth in property, plant and equipment, somewhat offset by the impact of revised depreciation rates that became effective on July 1, 1996. The depreciation rates were revised to better represent the expected service life of the pipeline system. Other operating expenses increased $1.3 million primarily due to higher property taxes. Total 1996 recalculated operating expenses were $5.3 million less than in 1995 primarily due to lower power costs ($2.2 million) and oil losses ($2.8 million). Efficiencies gained from the Partnership's ongoing power cost management initiative, partially offset by the transportation of greater amounts of heavy crude oil, led to the decrease in power costs in 1996. Oil losses are impacted by operational considerations, including changing customer delivery requirements, and the volatility of crude oil prices, resulting in variances in the level of oil losses from year to year. Depreciation expense for 1996 increased only slightly over 1995 due to the impact of new depreciation rates, effective July 1, 1996.

     Interest expense for 1997 decreased $2.1 million from 1996 recalculated interest expense. This decrease was primarily due to lower balances and interest rates with respect to rate refunds payable, and increased capitalized interest attributable to greater construction work in process balances during 1997. These changes were partially offset by additional interest on greater average borrowings in 1997 under the Partnership's credit facility. Recalculated interest expense for 1996 was $1.9 million greater than in 1995 primarily due to the impact of additional borrowings under the Partnership's credit facility to finance enhancement capital expenditures including SEP I.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, cash, cash equivalents and short-term investments totalled $172.5 million, down $0.8 million since December 31, 1996, as cash required for distributions, capital expenditures and other business needs slightly exceeded cash generated from operating activities and the 1997 equity offering. Of this $172.5 million, $22.0 million ($0.78 per unit) was set aside for the cash distribution paid on February 13, 1998, with the remaining $150.5 million available for capital expenditures and other business needs.

     Cash generated from operating activities in 1997 increased $8.1 million, primarily due to higher net income, partially offset by the reduction in liability for rate refunds. Cash generated from operating activities in 1996 decreased $27.6 million from 1995 primarily due to the repayment of rate refunds and related interest, partially offset by higher net income. Timing differences in the collection of accounts receivable and payment of accrued obligations led to the year-to-year changes in working capital requirements.

     In response to the October 1996 Settlement Agreement, the Partnership made rate refunds of $27.7 million in 1997 and $41.8 million in 1996 with the remaining balance being repaid through a 10% reduction of tariff rates. This reduction will continue until all refunds have been made. Based on the $55.1 million remaining balance at December 31, 1997, and projected pipeline system deliveries, the 10% refund credit is expected to remain effective until sometime during the second half of 1999.

     In 1997, the Partnership made capital expenditures of $126.9 million, of which $84.9 million was for SEP II and $42.0 million was for other projects. With $7.1 million incurred in 1996, the remaining $278.0 million of the $370.0 million total cost of SEP II is expected to be incurred in 1998. In addition to SEP II, the Partnership anticipates spending approximately $11.0 million for pipeline system enhancements and $11.0 million for core maintenance activities in 1998. Thereafter, ongoing capital expenditures are expected to average approximately $12.0 million on an annual basis (approximately 50% for enhancement and 50% for core maintenance of the pipeline system). Core maintenance activities, such as the replacement of equipment that is completing its useful life and preventive maintenance programs, are expected to be undertaken to enable the Partnership's pipeline system to continue to operate at its maximum operating capacity. Enhancements to the pipeline system, such as renewal and replacement of pipe, are expected to extend the life of the Lakehead System and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers. In addition, the Partnership anticipates it may incur other capital expenditures to significantly expand the pipeline system. In particular, the Partnership anticipates expending approximately $66.0 million and $72.0 million on the Terrace Project expansion program during 1998 and 1999 respectively. See
"-- Future Prospects -- Lakehead System Expansion Projects."

     In 1996, the Partnership made capital expenditures of $76.7 million, of which $59.0 million was for SEP I. Of the remaining capital expenditures in 1996, $5.9 million (compared with $7.6 million in 1995) was spent for core maintenance capital expenditures and $11.8 million (compared with $27.9 million in 1995) for other enhancements including $7.1 million for SEP II.

     In October 1997, the Partnership issued an additional 2,200,000 Class A Common Units. Net proceeds from the offering, including the General Partner's contribution, were $99.2 million. This offering increased the number of Class A Common Units outstanding to 22,290,000. Proceeds from this offering are being used to finance SEP II. For additional information regarding the 1997 equity offering and Partnership organization, see Note 1 to the Partnership's Consolidated Financial Statements.

     At December 31, 1997, the Partnership had outstanding $310.0 million aggregate principal amount of First Mortgage Notes bearing interest at the rate of 9.15% per annum, payable semi-annually. The notes are due and payable in ten equal annual installments beginning in the year 2002. During 1997, the Partnership did not further borrow against its $205.0 million Revolving Credit Facility. Total borrowings under the facility of $153.0 million were outstanding at December 31, 1997. Subject to complying with certain financial covenants, the Partnership expects to have the ability to borrow an additional $52.0 million under this facility. In 1996 the Partnership borrowed $68.0 million under its revolving credit facility primarily to finance SEP I. For additional details relating to the Partnership's debt, see Note 6 to the Partnership's Consolidated Financial Statements.

     Distributions paid to partners for 1997 increased $11.4 million to $75.3 million ($2.92 per unit) compared to 1996. This increase was primarily attributable to the $0.10 per unit distribution increase declared July 17, 1997, an additional 2,200,000 Class A Common Units issued October 24, 1997, and increased incentive distributions paid to the General Partner as a result of the increase in cash distributions per unit. The Partnership distributes quarterly all of its Available Cash, which is generally defined to mean, with respect to any calendar quarter, the sum of all of the cash receipts of the Partnership plus net reductions to reserves less all of its cash disbursements and net additions to reserves. These reserves are retained to provide for the proper conduct of the Partnership's business, to stabilize distributions of cash to the Class A and Class B Common Unitholders and the General Partner and as necessary to comply with the terms of any agreement or obligation of the Partnership. Distributions paid to partners for 1996 increased $1.0 million to $63.9 million ($2.60 per unit) compared to 1995. The $0.04 per unit quarterly distribution increase first paid in November 1996 accounted for this increase. On February 13, 1998, the Partnership paid a $0.78 per unit distribution related to the fourth quarter of 1997.

     The General Partner believes that the Partnership will continue to have adequate liquidity to fund future recurring operating, investing and financing activities. The Partnership intends to fund the remaining portion of SEP II, and ongoing capital expenditures with the proceeds from future equity and debt offerings, bank borrowings, cash generated from operating activities, and existing cash, cash equivalents and short-term investments. Cash distributions are expected to be funded with internally generated cash. The Partnership's ability to make future equity and debt offerings will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Partnership.

FUTURE PROSPECTS

     Income and cash flows are sensitive to oil industry supply and demand in both Canada and the United States, as well as the regulatory environment. As the Partnership's pipeline system is operationally integrated with the Interprovincial Pipe Line Inc. system ("IPL" or "IPL System") in western Canada, the Partnership's revenues are dependent upon the utilization of the IPL System by producers of western Canadian crude oil. IPL and the General Partner believe demand for their pipeline systems will continue in light of industry's increasing production forecasts for western Canadian crude oil. See "Item 1 & 2 Business and Properties."

     The Lakehead and IPL Systems (the "System") serve as a strategic link between the western Canadian oil fields and the markets of the Midwest U.S. and eastern Canada and currently operates at or near capacity. In response to the continuing trend of increasing supply of crude oil from western Canada and the growth of demand in the markets of the Midwest U.S., the Partnership plans not only to maintain the service capability of the existing Lakehead System but also to expand its capacity where appropriate. This is consistent with the Partnership's principal business objective which is to increase cash generated from its operations and the distribution of Available Cash. This strategy has enabled the Partnership to increase quarterly cash distributions to Common Unitholders from $0.59 per unit in 1992 to $0.78 per unit currently.

Lakehead System Expansion Projects

     Key current and future expansion projects of the Partnership are summarized below:

     - SEP II -- This expansion, which began in 1996, is expected to provide an additional 170,000 barrels per day of delivery capacity on the Lakehead System from Superior to Chicago. Current constraints on the capacity of the IPL System in western Canada, however, will limit incremental volumes reaching the Lakehead System to approximately 120,000 barrels per day. These capacity constraints are expected to be alleviated following the completion of the Terrace Expansion Project, see "-- Terrace Project." The SEP II project, which is expected to cost approximately $370 million, was undertaken in response to apportionment of the existing capacity on the System among suppliers of western Canadian crude oil and natural gas liquids ("NGLs"). SEP II is being undertaken in conjunction with a Cdn. $140 million capacity expansion of the IPL System by IPL. The General Partner is using its best efforts to complete SEP II by December 31, 1998. Since SEP II will not enter service until late in 1998, the project will not significantly impact net income during the year. However, SEP II is anticipated to have a favorable impact on net income and cash flow of the Partnership after 1998.

     - Terrace Project -- In early 1997, the Partnership, in conjunction with IPL, announced a preliminary outline of a four-stage expansion program to increase western Canadian crude oil pipeline capacity. Initially, this project was proposed to be completed in stages over the period 1998 through 2005. However, in late 1997, in response to customer requests, the Partnership in conjunction with IPL announced that it intends to increase the size of the first stage of the Terrace Project in order to provide greater pipeline capacity at an earlier date. The first phase of this expansion will provide the capability to transport an additional 270,000 barrels per day of heavy crude oil. After allowing for anticipated light crude oil production declines, total system deliveries are anticipated to increase by 160,000 barrels per day. The first phase of the expansion includes construction of new 36-inch diameter pipeline facilities from Kerrobert, Saskatchewan, to Clearbrook, Minnesota. The new pipeline construction will join existing 48-inch pipeline loops between Kerrobert and Clearbrook, creating another separate pipeline joining those locations. Approximately $138 million will be spent by the Partnership on the Lakehead System for the first stage of the Terrace project, primarily for new pipeline construction. IPL filed a facilities application with the National Energy Board ("NEB") in late 1997. Following NEB approval, construction in Canada and the U.S. would commence in September 1998 with an anticipated in-service date of late 1999. Initial utilization of the new capacity is expected to approximate 130,000 barrels per day in 2001. Utilization of the new capacity is anticipated to increase significantly in later years. Future stages of the Terrace project could accommodate additional increases in crude production through cost effective incremental expansions.

     The Partnership is subject to a rate regulatory methodology that prescribes rate ceilings that are adjusted every July 1. The rate ceilings are adjusted by reference to annual changes in the Producer Price Index for Finished Goods minus one percent ("PPIFG-1"). The General Partner expects the PPIFG-1 to be negative for 1997; however, the PPIFG-1 should not decrease enough to have a material effect on 1998 operating revenue. The Settlement Agreement is benefiting the Partnership and its customers by restoring stability and providing predictable tariff rates as customer representatives who are a party to the agreement have agreed not to challenge any rates within the indexed ceiling for a period of five years. In addition, to the extent allowed under FERC orders or by agreement with customers, the Partnership anticipates the possibility of filing for additional tariff increases from time to time to reflect ongoing expansion programs. Specifically, the Partnership and customer representatives agreed to the terms of an incremental tariff rate surcharge to recover the cost of, and allow a rate of return on, SEP II. The rate of return on SEP II will be based, in part, on the utilization level of the additional capacity constructed.

IPL Energy Projects

     IPL Energy Inc. ("IPL Energy"), the ultimate parent of the General Partner, is also engaged in North American crude oil pipeline projects which are related to the IPL and Lakehead Systems. The General Partner believes that certain of these projects are complementary to SEP II and the Terrace Project, even though they are not owned by the Partnership, since the projects may result in increased deliveries on the Lakehead System. Such projects are summarized below:

     - Mustang -- In 1996, a U.S. subsidiary of IPL Energy entered into a partnership ("Mustang Pipe Line Partners") with Mobil Illinois Pipe Line Company, a subsidiary of Mobil Oil Corporation, to own and operate a crude oil pipeline that connects the Lakehead System to the Patoka/Wood River refinery area and pipeline hub south of Chicago. The Partnership has entered into a joint tariff agreement with Mustang Pipe Line Partners covering future shipments of western Canadian crude oil over the Lakehead System and the Mustang pipeline. The joint tariff agreement provides for lower transportation costs to shippers desiring access to the Patoka/Wood River market area. The Mustang system has a capacity of approximately 100,000 barrels per day.

     - Toledo -- IPL Energy is proposing a new pipeline which would connect the Partnership's facilities at Stockbridge, Michigan to a refinery in the Toledo, Ohio area. This pipeline is anticipated to have an approximate capacity of 80,000 barrels per day in heavy crude oil service.

     - Wild Rose -- IPL Energy recently filed an application with the Alberta Energy Utilities Board for approval of a project to construct a new 30-inch pipeline for the delivery of heavy crude oil from the Athabasca oil sands region near Fort McMurray, Alberta to Hardisty, Alberta. At Hardisty, the Wild Rose pipeline would access other pipeline systems including the IPL System in western Canada. This project would provide new pipeline capacity to accommodate anticipated growth in production in the Athabasca oil sands region. The Wild Rose pipeline is anticipated to have a capacity in excess of 500,000 barrels per day.

YEAR 2000 COMPUTER ISSUE

     A major issue currently facing virtually all industries is known as the Year 2000 Computer Issue.

     In an attempt to save disk space, many computer systems and applications were originally programmed to ignore the first two digits of the year. This could cause many computer systems and applications to fail completely or to create erroneous results unless corrective measures are taken. The General Partner and IPL use many applications in their operational activities, such as oil flow control devices, as well as customer billing, collection and accounting.

     In order to address this issue, executive responsibilities for the Year 2000 project have been established. The mandate of these executives extends to all facets of the initiative and is not limited to computer hardware and software modifications. In addition, a Year 2000 Corporate Advisory Group has been established to assist in the resolution of obstacles to the success of the overall project. The General Partner and IPL have established a Year 2000 Program Management Office to coordinate all project activities, including the establishment of various management committees to facilitate the identification and resolution of all risks associated with the project.

     The General Partner and IPL are utilizing both internal and external resources to identify, reprogram and test all of their computer systems and applications for Year 2000 compliance. No material resource constraints have been encountered to date and none are anticipated for project completion.

     In addition, IPL and the General Partner have replaced, or are in the process of replacing, certain key financial and operating information systems. The replacement of these systems should address Year 2000 readiness within IPL and the General Partner's internal information systems.

     Furthermore, the General Partner is identifying key third parties with which it undertakes transactions including suppliers, customers, creditors, lenders and financial service organizations. IPL and the General Partner intend to assess the Year 2000 readiness of such key third party contacts and, if required, develop appropriate contingency plans to deal with any that are not Year 2000 compliant on a timely basis. However, despite IPL and the General Partner's best efforts, there can be no assurance that the systems of third parties with which IPL and the General Partner's systems interact will be Year 2000 compliant on a timely basis or that any such compliance failure would not have an adverse effect on the Partnership's operations or its financial results.

     IPL and the General Partner expect their Year 2000 readiness project to be completed on a timely basis. The financial impact of the project on the Partnership has not been, and is not anticipated to be, material to its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Partnership together with the notes thereto and the independent accountants' reports thereon, appear on pages F-2 through F-13 of this Report, and are incorporated by reference. Reference should be made to the Index to Financial Statements, Supplementary Information and Financial Statement Schedules on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors and Executive Officers of the Registrant

     The Registrant is a limited partnership and has no officers, directors or employees. Set forth below is certain information concerning the directors and executive officers of the General Partner. As the sole stockholder of the General Partner, IPL elects the directors of the General Partner on an annual basis. All officers of the General Partner serve at the discretion of the directors of the General Partner.

NAME                        AGE   POSITION WITH GENERAL PARTNER
----                        ---   -----------------------------
E. C. Hambrook............  60    Chairman and Director
P. D. Daniel..............  51    President (through October 31, 1997) and Director
S. J. Wuori...............  40    President and Director (since November 1, 1997)
R. C. Sandahl.............  47    Vice President and Director
F. W. Fitzpatrick.........  65    Director
C. A. Russell.............  64    Director
D. P. Truswell............  54    Director
S. R. Wilson..............  40    Treasurer (since November 1, 1997)
M. A. Maki................  33    Chief Accountant
P. W. Norgren.............  44    Secretary

     Mr. Hambrook was elected a Director of the General Partner in January 1992 and has served as Chairman of the General Partner since July 1996. He also serves on the Audit Committee. Mr. Hambrook is the President of Hambrook Resources Inc.

     Mr. Daniel was elected a Director of the General Partner in July 1996. Mr. Daniel served as President of the General Partner from July 1996 through October, 1997. Mr. Daniel has served as Executive Vice President and Chief Operating Officer -- Energy Transportation Services of IPL Energy since September 1, 1997. Prior thereto, he served as Senior Vice President of IPL Energy from May 1994 to August 1997, as President and Chief Executive Officer of IPL from August 1996 to August 1997 and as President and Chief Operating Officer of IPL from May 1994 to August 1996. Prior to May 1994, he served as Vice President, Planning of IPL Energy.

     Mr. Wuori was appointed President and elected a Director of the General Partner as of November 1, 1997. He has served as President of IPL since September 1997. Prior thereto, he served as Vice President, Operations of IPL from May 1994 to August 1997, and, prior thereto, as District Manager of the General Partner.

     Mr. Sandahl was elected a Director and appointed Vice President of the General Partner in July 1996. He served as Vice President, Operations of the General Partner from May 1994 to August 1996. Prior thereto, he was employed by IPL for six years where he served in various capacities, most recently as Director of Engineering Services from June 1990 to May 1994.

     Mr. Fitzpatrick was elected a Director of the General Partner in April 1993 and serves on the Audit Committee. He is also a Director of IPL Energy and serves as Chairman of the Audit, Finance and Risk Committee of the Board of IPL Energy.

     Mr. Russell was elected a Director of the General Partner in October 1985 and serves as the Chairman of the Audit Committee. Mr. Russell served as Chairman and Chief Executive Officer of Norwest Bank Minnesota North, N.A. from January through December 1995. Prior to January 1995, he served as President of Norwest Bank Minnesota North, N.A. He also served as a Director of Minnesota Power and Light Co. until May 1996.

     Mr. Truswell was elected a Director of the General Partner in May 1991 and served as a Vice President of the General Partner from October 1991 to May 1994. Mr. Truswell has served as Senior Vice President and Chief Financial Officer of IPL Energy since May 1994 and prior thereto, as Vice President, Finance of IPL Energy from 1992 to May 1994. He also served in various senior executive capacities with IPL, including as Vice President, Finance from May 1991 to May 1994.

     Mr. Wilson was appointed Treasurer of the General Partner as of November 1, 1997. He has served as Treasurer of IPL Energy since September 1997 and, prior thereto, as its Assistant Treasurer from September 1995 to August 1997. Mr. Wilson has served as Treasurer of The Consumers' Gas Company Ltd., a subsidiary of IPL Energy since April 1991.

     Mr. Maki has served as Chief Accountant of the General Partner since June 1997. Prior thereto, he served in various supervisory and professional positions with the General Partner or IPL Energy USA in the areas of Internal Audit, Rate Regulation and Accounting.

     Mr. Norgren has served as Secretary of the General Partner since July 1996. Prior thereto, he served as Assistant Secretary of the General Partner, from May 1990 to July 1996, and as General Counsel of the General Partner, from October 1992 to December 1995.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     a) Security Ownership of Certain Beneficial Owners

TITLE OF CLASS                   NAME AND ADDRESS                             AMOUNT     PERCENT OF CLASS
--------------                   ----------------                             ------     ----------------
Class A Common Units...........  No person or group is known to be the beneficial owner of more than 5% of the
                                 Class A Common Units as at February 6,
                                 1998
Class B Common Units...........  Lakehead Pipe Line Company, Inc.            3,912,750         100
                                 Lake Superior Place
                                 21 West Superior Street
                                 Duluth, Minnesota 55802-2067

     b) Security Ownership of Management

     As of February 6, 1998, E. C. Hambrook beneficially owned 1,000 Class A Common Units and Mr. R. C. Sandahl beneficially owned 200 Class A Common Units. Class A Common Units beneficially held by all directors and officers as a group represented less than 1% of the Partnership's outstanding Class A Common Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership is managed by the General Partner pursuant to the Amended and Restated Agreements of Limited Partnership of the Partnership and the Operating Partnership, dated December 27, 1991, as amended ("Partnership Agreements"). The General Partner has entered into a services agreement with IPL Energy USA whereby the General Partner will utilize the resources of IPL Energy USA to operate the Partnership. Under this agreement, IPL Energy USA will be reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership. The General Partner also receives certain administrative, engineering, treasury and computer services from IPL and IPL Energy for the benefit of the Partnership. The Partnership reimburses the General Partner for the cost of these services. For information about reimbursements to the General Partner, see Note 7 to the Partnership's Consolidated Financial Statements.

     During 1997, the Partnership entered into an easement acquisition agreement with IPL Patoka Pipeline Holdings (U.S.A.) Inc. ("IPL Patoka"), a subsidiary of IPL Energy USA. For the benefit of the Partnership, IPL Patoka is acquiring certain real property for purposes of granting a pipeline easement to the Partnership. IPL Patoka is reimbursed for all net costs associated with this process at cost by the Partnership and will be indemnified by the Partnership from and against all liabilities that may arise in connection with this process. This agreement was entered into to facilitate easement acquisitions for the new pipeline to Chicago.

     Under the terms of the Revolving Credit Facility Agreement, the Partnership, Lakehead Services, Limited Partnership ("Services Partnership") and the General Partner may draw down funds up to a combined maximum of $205.0 million. The Partnership has a 1% general partner interest in the Services Partnership, with the General Partner having a 99% limited partner interest. For additional details, see Note 6 to the Partnership's Consolidated Financial Statements.

     For discussion of distribution restrictions and incentive distributions payable to the General Partner, see Note 3 to the Partnership's Consolidated Financial Statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) As to financial statements, supplementary information and financial statement schedules, reference is made to "Index to Financial Statements, Supplementary Information and Financial Statement Schedules" on page F-1 of this Report.

     (b) The Registrant filed the following reports on Form 8-K during the fourth quarter of 1997: A report on Form 8-K was filed on October 17, 1997, submitting a press release of the Registrant dated October 16, 1997 reporting the third quarter financial results and cash distributions.

     (c) The following Exhibits (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated herein by reference as part of this Report.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Certificate of Limited Partnership of the Partnership.
          (Partnership's Registration Statement No. 33-43425 --
          Exhibit 3.1)
 4.1      Form of Certificate representing Class A Common Units.
          (Registrant's Form 8-A/A, dated May 2, 1997)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.2      Amended and Restated Agreement of Limited Partnership of the
          Partnership, dated April 15, 1997. (Registrant's Form 8-A/A, dated May 2, 1997)
10.1      Note Agreement and Mortgage, dated December 12, 1991. (1991
          Form 10-K -- Exhibit 10.1)
10.2      Revolving Credit and Term Loan Facility Agreement, dated
          December 12, 1991, among Lakehead Pipe Line Company, Inc.,
          Lakehead Pipe Line Partners, L.P., Lakehead Services,
          Limited Partnership, Lakehead Pipe Line Company, Limited
          Partnership and the Bank of Montreal and Harris Trust and
          Savings Bank. (1991 Form 10-K -- Exhibit 10.2)
10.3      Distribution Support Agreement, dated December 27, 1991,
          among the Partnership, Lakehead Pipe Line Company, Inc. and
          Interprovincial Pipe Line Inc. (1991 Form 10-K -- Exhibit
          10.3)
10.4      Assumption and Indemnity Agreement, dated December 18, 1992, between Interprovincial Pipe Line Inc. and Interprovincial
          Pipe Line System Inc. (1992 Form 10-K -- Exhibit 10.4)
10.5      Amended Services Agreement, dated February 29, 1988, between
          Interprovincial Pipe Line Inc. and Lakehead Pipe Line
          Company, Inc. (1991 Form 10-K -- Exhibit 10.4)
10.6      Amended Services Agreement, dated January 1, 1992, between
          Interprovincial Pipe Line Inc. and Lakehead Pipe Line
          Company, Inc. (1992 Form 10-K -- Exhibit 10.6)
10.7      Certificate of Limited Partnership of the Operating
          Partnership. (Partnership's Registration Statement No.
          33-43425 -- Exhibit 10.1)
10.8      Amended and Restated Agreement of Limited Partnership of the
          Operating Partnership, dated December 27, 1991. (1991 Form
          10-K -- Exhibit 10.6)
10.9      Certificate of Limited Partnership of Lakehead Services,
          Limited Partnership. (Partnership's Registration Statement
          No. 33-43425 -- Exhibit 10.4)
10.10     Amendment No. 1 to the Certificate of Limited Partnership of
          Lakehead Services, Limited Partnership. (Partnership's
          Registration Statement No. 33-43425 -- Exhibit 10.16)
10.11     Amended and Restated Agreement of Limited Partnership of
          Lakehead Services, Limited Partnership, dated December 27,
          1991. (1991 Form 10-K -- Exhibit 10.9)
10.12     Contribution, Conveyance and Assumption Agreement, dated
          December 27, 1991, among Lakehead Pipe Line Company, Inc.,
          Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line
          Company, Limited Partnership. (1991 Form 10-K -- Exhibit
          10.10)
10.13     LPL Contribution and Assumption Agreement, dated December
          27, 1991, among Lakehead Pipe Line Company, Inc., Lakehead
          Pipe Line Partners, L.P. and Lakehead Pipe Line Company,
          Limited Partnership and Lakehead Services, Limited
          Partnership. (1991 Form 10-K -- Exhibit 10.11)
10.14     Services Agreement, dated January 1, 1996, between IPL
          Energy (U.S.A.) Inc. and Lakehead Pipe Line Company, Inc.
          (1995 Form 10-K -- Exhibit 10.14)
10.15     Amended and Restated Revolving Credit Agreement, dated
          September 6, 1996, among Lakehead Pipe Line Company, Inc.,
          Lakehead Pipe Line Partners, L.P., Lakehead Services,
          Limited Partnership, Lakehead Pipe Line Company, Limited
          Partnership and the Bank of Montreal and Harris Trust and
          Savings Bank. (1996 Form 10-K -- Exhibit 10.15)
10.16     First Amendment to Amended and Restated Revolving Credit
          Agreement, dated September 6, 1996, among Lakehead Pipe Line
          Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead
          Services, Limited Partnership, Lakehead Pipe Line Company,
          Limited Partnership and the Bank of Montreal. (1996 Form
          10-K -- Exhibit 10.16)
10.17     Settlement Agreement, dated August 28, 1996, between
          Lakehead Pipe Line Company, Limited Partnership and the
          Canadian Association of Petroleum Producers and the Alberta
          Department of Energy. (1996 Form 10-K -- Exhibit 10.17)
10.18     Treasury Services Agreement, dated January 1, 1996, between
          IPL Energy Inc. and Lakehead Pipe Line Company, Inc. (1996
          Form 10-K -- Exhibit 10.18)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
21        Subsidiaries of the Registrant.
27        Financial Data Schedule as of and for the year ended
          December 31, 1997.

     All Exhibits listed above, with the exception of Exhibits 21 and 27, are incorporated herein by reference to the documents identified in parentheses.

     Copies of Exhibits may be obtained upon written request of any Unitholder to Investor Relations, Lakehead Pipe Line Company, Inc., Lake Superior Place, 21 West Superior Street, Duluth, Minnesota 55802-2067.

     (d) As to financial statement schedules, reference is made to "Financial Statement Schedules" on page F-1 of this report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Lakehead Pipe Line Partners, L.P.
                                          (Registrant)

                                          By: Lakehead Pipe Line Company, Inc.,
                                            as General Partner

Date: February 17, 1998                   By:       /s/ S.J. WUORI

                                          --------------------------------------
                                                        S.J. Wuori
                                                       (President)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 17, 1998 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED WITH LAKEHEAD PIPE LINE COMPANY, INC., GENERAL PARTNER.

                   /s/ S.J. WUORI                                          /s/ E.C. HAMBROOK
-----------------------------------------------------    -----------------------------------------------------
                     S.J. Wuori                                              E.C. Hambrook
               President and Director                                    Chairman and Director
            (Principal Executive Officer)

                  /s/ R.C. SANDAHL                                           /s/ M.A. MAKI
-----------------------------------------------------    -----------------------------------------------------
                    R.C. Sandahl                                               M.A. Maki
             Vice President and Director                                   Chief Accountant
                                                             (Principal Financial and Accounting Officer)

                /s/ F.W. FITZPATRICK                                        /s/ P.D. DANIEL
-----------------------------------------------------    -----------------------------------------------------
 F.W. Fitzpatrick                           Director      P.D. Daniel                                Director

                  /s/ C.A. RUSSELL                                         /s/ D.P. TRUSWELL
-----------------------------------------------------    -----------------------------------------------------
 C.A. Russell                               Director      D.P. Truswell                              Director

          INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY INFORMATION AND
                         FINANCIAL STATEMENT SCHEDULES

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                                                                PAGE
                                                                ----

Financial Statements
  Report of Independent Accountants.........................     F-2
  Consolidated Statement of Income for the Years Ended
     December 31, 1997, 1996, 1995..........................     F-3
  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1997, 1996, 1995..........................     F-4
  Consolidated Statement of Financial Position as at
     December 31, 1997 and 1996.............................     F-5
  Consolidated Statement of Partners' Capital for the Years
     Ended December 31, 1997, 1996, 1995....................     F-6
  Notes to the 1997 Consolidated Financial Statements.......     F-7
Supplementary Information (Unaudited)
  Selected Quarterly Financial Data.........................    F-14

                         FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
  Lakehead Pipe Line Partners, L.P.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Lakehead Pipe Line Partners, L.P. and its subsidiary (the "Partnership") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Minneapolis, Minnesota
January 12, 1998

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                 1997          1996          1995
                                                                 ----          ----          ----
                                                                       (DOLLARS IN MILLIONS,
                                                                     EXCEPT PER UNIT AMOUNTS)
Operating Revenue (Note 9)..................................    $ 282.1       $ 274.5       $ 268.5
                                                                -------       -------       -------
Expenses
  Power.....................................................       65.9          62.0          64.2
  Operating and administrative..............................       68.0          66.7          70.1
  Depreciation..............................................       40.1          38.3          38.0
  Provision for prior years' rate refunds (Note 9)..........         --          20.1          22.9
                                                                -------       -------       -------
                                                                  174.0         187.1         195.2
                                                                -------       -------       -------
Operating Income............................................      108.1          87.4          73.3
Interest and Other Income...................................        9.7           9.6           7.1
Interest Expense (Note 6)...................................      (38.6)        (43.9)        (40.3)
Minority Interest...........................................       (0.9)         (0.7)         (0.5)
                                                                -------       -------       -------
Net Income..................................................    $  78.3       $  52.4       $  39.6
                                                                =======       =======       =======
Net Income Per Unit (Note 4)................................    $  3.02       $  2.11       $  1.60
                                                                =======       =======       =======
Weighted Average Units Outstanding (millions)...............       24.4          24.0          24.0
                                                                =======       =======       =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1997       1996      1995
                                                                 ----       ----      ----
                                                                   (DOLLARS IN MILLIONS)
Operating Activities
  Net income................................................    $  78.3    $ 52.4    $ 39.6
  Adjustments to reconcile net income to cash provided from
     operating activities:
     Depreciation...........................................       40.1      38.3      38.0
     Accrued rate refunds and related interest (Note 9).....        3.5      42.6      46.4
     Minority interest......................................        0.9       0.7       0.5
     Other..................................................        0.5       0.6       0.8
     Changes in operating assets and liabilities:
       Accounts receivable and other........................        4.8      (0.7)      4.3
       Materials and supplies...............................       (0.1)     (1.6)     (0.7)
       General Partner and affiliates.......................       (4.1)      0.2       0.2
       Accounts payable and other...........................        3.4       3.6     (12.1)
       Interest payable.....................................        2.1       0.7       1.1
       Property and other taxes.............................        0.3      (1.1)      3.4
       Payment of rate refunds and related interest (Note
        9)..................................................      (27.7)    (41.8)       --
                                                                -------    ------    ------
                                                                  102.0      93.9     121.5
                                                                -------    ------    ------
Investing Activities
  Short-term investments, net...............................       29.8      (8.0)    (18.5)
  Additions to property, plant and equipment................     (126.9)    (76.7)    (35.5)
                                                                -------    ------    ------
                                                                  (97.1)    (84.7)    (54.0)
                                                                -------    ------    ------
Financing Activities
  Issuance of variable rate financing.......................         --      68.0      31.0
  Proceeds from unit issuance, net (Note 1).................       99.2        --        --
  Distributions to partners (Note 3)........................      (75.3)    (63.9)    (62.9)
  Minority interest.........................................        0.2      (0.7)     (0.6)
                                                                -------    ------    ------
                                                                   24.1       3.4     (32.5)
                                                                -------    ------    ------
Increase in Cash and Cash Equivalents.......................       29.0      12.6      35.0
Cash and Cash Equivalents at Beginning of Year..............       89.6      77.0      42.0
                                                                -------    ------    ------
Cash and Cash Equivalents at End of Year....................    $ 118.6    $ 89.6    $ 77.0
                                                                =======    ======    ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997         1996
                                                                ----         ----
                                                              (DOLLARS IN MILLIONS)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $   118.6    $   89.6
  Short-term investments....................................       53.9        83.7
  Due from General Partner and affiliates...................        2.6          --
  Accounts receivable and other.............................       22.4        27.2
  Materials and supplies....................................        7.1         7.0
                                                              ---------    --------
                                                                  204.6       207.5
Deferred Charges and Other..................................        4.4         4.9
Property, Plant and Equipment, Net (Note 5).................      850.3       763.5
                                                              ---------    --------
                                                              $ 1,059.3    $  975.9
                                                              =========    ========
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Due to General Partner and affiliates.....................  $      --    $    1.5
  Accounts payable and other................................       20.2        16.8
  Interest payable..........................................        5.3         3.2
  Property and other taxes..................................       11.4        11.1
  Current portion of accrued rate refunds and related
     interest (Note 9)......................................       29.0        29.0
                                                              ---------    --------
                                                                   65.9        61.6
Long-Term Debt (Note 6).....................................      463.0       463.0
Accrued Rate Refunds and Related Interest (Note 9)..........       26.1        50.3
Minority Interest...........................................        2.5         1.4
Commitments and Contingencies (Note 10).....................
                                                              ---------    --------
                                                                  557.5       576.3
                                                              ---------    --------
Partners' Capital
  Class A Common Unitholders (Units issued -- 1997 --
     22,290,000; 1996 -- 20,090,000)........................      461.6       376.3
  Class B Common Unitholder (Units issued -- 3,912,750).....       36.7        21.7
  General Partner...........................................        3.5         1.6
                                                              ---------    --------
                                                                  501.8       399.6
                                                              ---------    --------
                                                              $ 1,059.3    $  975.9
                                                              =========    ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                                            CLASS A       CLASS B
                                                            COMMON         COMMON      GENERAL
                                                          UNITHOLDERS    UNITHOLDER    PARTNER     TOTAL
                                                          -----------    ----------    -------     -----
                                                                       (DOLLARS IN MILLIONS)
Partners' capital at December 31, 1994................      $ 409.3       $  23.5      $   1.6    $ 434.4
Net income allocation.................................         30.2           8.2          1.2       39.6
Distributions to partners.............................        (51.6)        (10.0)        (1.3)     (62.9)
                                                            -------       -------      -------    -------
Partners' capital at December 31, 1995................        387.9          21.7          1.5      411.1
Net income allocation.................................         40.6          10.2          1.6       52.4
Distributions to partners.............................        (52.2)        (10.2)        (1.5)     (63.9)
                                                            -------       -------      -------    -------
Partners' capital at December 31, 1996................        376.3          21.7          1.6      399.6
Allocation of net proceeds from unit issuance (Note
  1)..................................................         85.6          12.6          1.0       99.2
Net income allocation.................................         60.1          13.8          4.4       78.3
Distributions to partners.............................        (60.4)        (11.4)        (3.5)     (75.3)
                                                            -------       -------      -------    -------
Partners' capital at December 31, 1997................      $ 461.6       $  36.7      $   3.5    $ 501.8
                                                            =======       =======      =======    =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

              NOTES TO THE 1997 CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER UNIT AMOUNTS)

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

     In October 1997, the Lakehead Partnership issued an additional 2,200,000 Class A Common Units (total net proceeds, including the General Partner's contribution, were $99.2 million), bringing the total number of Class A Common Units issued to 22,290,000. Class A Common Units are publicly traded and represent an 83.4% limited partner interest in the Partnership. The General Partner has a 14.8% limited partner (in the form of 3,912,750 Class B Common Units) and 1.0% general partner interest in the Lakehead Partnership, as well as a 1.0% general partner interest in the Operating Partnership (an effective 16.6% combined interest in the Partnership).

     The Partnership holds a 1% general partner interest in Lakehead Services, Limited Partnership ("Services Partnership"), a Delaware limited partnership, formed to facilitate the financing of the Operating Partnership.

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

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                 (DOLLARS IN MILLIONS, EXCEPT PER UNIT AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

     Substantially all pipeline system revenues are derived from transportation of crude oil and natural gas liquids and are recognized in income upon delivery. Amounts provided for accrued rate refunds are recognized as a direct reduction from revenues except for amounts related to prior years (Note 9), which are separately stated as a provision for prior years' rate refunds.

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

INCOME TAXES

     For federal and state income tax purposes, the Partnership is not a taxable entity. Accordingly, no recognition has been given to income taxes for financial reporting purposes. The tax on Partnership net income is borne by the individual partners through the allocation of taxable income. Such taxable income reportable to Unitholders may vary substantially from financial income as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement. The aggregate difference in the basis of the Partnership's net assets for financial and tax reporting purposes cannot be readily determined due to inaccessible information regarding each partner's tax attributes in the Partnership.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                 (DOLLARS IN MILLIONS, EXCEPT PER UNIT AMOUNTS)

3. CASH DISTRIBUTIONS

     The Partnership distributes quarterly all of its "Available Cash", which is generally defined in the Partnership Agreement as cash receipts less cash disbursements and net additions to reserves for future requirements. These reserves are retained to provide for the proper conduct of the Partnership business and as necessary to comply with the terms of any agreement or obligation of the Partnership. Distributions by the Partnership of its Available Cash generally are made 98% to the Class A and B Common Unitholders and 2% to the General Partner, subject to the payment of incentive distributions to the General Partner to the extent that certain target levels of cash distributions to the Unitholders are achieved. The incremental incentive distributions payable to the General Partner are 15%, 25% and 50% of all quarterly distributions of Available Cash that exceed target levels of $0.59, $0.70, and $0.99 per Class A and B Common Unit, respectively.

     In 1997, the Partnership paid cash distributions of $2.92 per unit consisting of $0.68 per unit paid in February and May, and $0.78 per unit paid in August and November. In 1996, distributions of $2.60 per unit were paid consisting of $0.64 per unit paid in February, May and August, and $0.68 per unit paid in November. In 1995, distributions of $2.56 per unit were paid, representing quarterly distributions of $0.64 per unit.

     The cash distribution in respect of the fourth quarter of 1996 was the last distribution subject to certain preferential rights of the Class A Common Units and certain support obligations of the General Partner. These rights terminated with the distribution paid in February 1997 and, with respect to subsequent cash distributions, Class A and B Common Units are treated as one class of units.

4. NET INCOME PER UNIT

     Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of Class A and Class B Common Units outstanding. The General Partner's allocation is equal to an amount based upon its 1% general partner interest, adjusted to reflect an amount equal to incentive distributions and an amount required to reflect depreciation on the General Partner's historical cost basis for assets contributed on formation of the Partnership. Net income per unit was determined as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                               ----      ----      ----
Net income..................................................  $ 78.3    $ 52.4    $ 39.6
                                                              ------    ------    ------
Net income allocated to General Partner.....................    (0.8)     (0.5)     (0.4)
Adjusted to reflect:
  Incentive distributions...................................    (3.5)     (1.0)     (0.7)
  Historical cost basis depreciation........................    (0.1)     (0.1)     (0.1)
                                                              ------    ------    ------
                                                                (4.4)     (1.6)     (1.2)
                                                              ------    ------    ------
Net income allocable to Common Units........................  $ 73.9    $ 50.8    $ 38.4
                                                              ======    ======    ======
Weighted average units outstanding (millions)...............    24.4      24.0      24.0
                                                              ======    ======    ======
Net income per unit.........................................  $ 3.02    $ 2.11    $ 1.60
                                                              ======    ======    ======

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                 (DOLLARS IN MILLIONS, EXCEPT PER UNIT AMOUNTS)

5. PROPERTY, PLANT AND EQUIPMENT, NET

                                                   AVERAGE         DECEMBER 31,
                                                 DEPRECIATION   -------------------
                                                    RATES         1997       1996
                                                 ------------     ----       ----
Land...........................................        --       $    6.1   $    5.4
Rights-of-way..................................       3.6%          12.6       12.4
Pipeline.......................................       4.1%         519.6      506.1
Pumping equipment, buildings and tanks.........       4.6%         355.4      310.8
Vehicles, office and communications
  equipment....................................      13.9%          27.4       27.1
Construction in progress.......................        --           87.4       22.4
                                                                --------   --------
                                                                 1,008.5      884.2
Accumulated depreciation.......................                   (158.2)    (120.7)
                                                                --------   --------
                                                                $  850.3   $  763.5
                                                                ========   ========

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

6. DEBT

                                                               DECEMBER 31,
                                                           ---------------------
                                                            1997          1996
                                                            ----          ----
First Mortgage Notes.....................................  $ 310.0       $ 310.0
Revolving Credit Facility Agreement......................    153.0         153.0
                                                           -------       -------
                                                           $ 463.0       $ 463.0
                                                           =======       =======

FIRST MORTGAGE NOTES

     The First Mortgage Notes are secured by a first mortgage on substantially all of the property, plant and equipment of the Partnership and are due and payable in ten equal annual installments beginning in the year 2002. The interest rate on the Notes is 9.15% per annum, payable semi-annually. The Notes contain various restrictive covenants applicable to the Partnership, and restrictions on the incurrence of additional indebtedness including compliance with certain issuance tests. The General Partner believes these issuance tests will not negatively impact the Partnership's ability to finance current expansion projects. Under the Note Agreements, the Partnership is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed Available Cash (Note 3) for the immediately preceding calendar quarter.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                 (DOLLARS IN MILLIONS, EXCEPT PER UNIT AMOUNTS)

(6) DEBT (CONTINUED)
REVOLVING CREDIT FACILITY AGREEMENT

     The Partnership has a $205.0 million Revolving Credit Facility Agreement which was amended in September 1996 to effectively reduce the interest rate spread, extend the maturity date to at least September 2001, and replace the standby fee with a facility fee. The maturity date is subject to extension on an annual basis. Upon drawdown, the loans are secured by a first lien on the mortgaged property that ranks equally with the Notes or may be fully collateralized with U.S. government securities. The facility contains restrictive covenants substantially identical to those in the Note Agreements, provides for variable interest rates and carries a facility fee of 0.075% (1996 -- 0.085%) per annum on the entire $205.0 million. Prior to the September 1996 amendment, the Partnership paid a standby fee of 0.5% to the Services Partnership (Note 7) on the unutilized portion, by the Partnership, of the $205.0 million. At December 31, 1997 and 1996, $153.0 million of the facility was utilized and is classified as long-term debt. The interest rate on loans averaged 6.2% (1996 -- 6.8%; 1995 -- 6.9%) and was 6.2% at the end of 1997 (1996
-- 6.0%).

INTEREST

     Interest expense includes $3.5 million related to accrued rate refunds (1996 -- $9.7 million; 1995 -- $7.3 million) and is net of amounts capitalized of $3.3 million (1996 -- $2.4 million; 1995 -- $1.0 million). Interest paid amounted to $39.9 million (1996 -- $44.8 million; 1995 -- $31.9 million).

7. RELATED PARTY TRANSACTIONS

     The Partnership, which does not have any employees, uses the services of the General Partner and its affiliates for managing and operating its pipeline business. These services, which are reimbursed at cost in accordance with service agreements, amounted to $33.2 million (1996 -- $33.9 million; 1995 -- $33.8 million) and are included in operating and administrative expenses. At December 31, 1997, the Partnership has accounts payable to General Partner and affiliates of $3.9 million (1996 -- $1.5 million).

     Under the terms of the Revolving Credit Facility Agreement, the Services Partnership and the Partnership may draw down funds up to a combined maximum of $205.0 million. The Partnership is entitled to require the Services Partnership to repay any amounts owed by the Services Partnership in order to allow the Partnership to borrow thereunder. During 1996 and 1995, the Partnership paid the Services Partnership a standby fee of $0.4 million and $0.8 million, respectively, as consideration for the agreement by the Services Partnership that the Partnership will have priority over the Services Partnership to borrow up to the full amount available under the facility. Effective September 1996, the standby fee was eliminated and replaced with a facility fee which the Partnership pays directly. The Partnership will continue to have borrowing priority over the Services Partnership.

     During 1997, the Partnership entered into an easement acquisition agreement with IPL Patoka Pipeline Holdings (U.S.A.) Inc. ("IPL Patoka"), an affiliate of the General Partner, to facilitate easement acquisitions for a new pipeline under construction by the Partnership from Superior, Wisconsin to Chicago, Illinois. For the benefit of the Partnership, IPL Patoka is acquiring certain real property for purposes of granting pipeline easements to the Partnership. The Partnership will ultimately reimburse IPL Patoka for the net costs associated with acquiring, holding and disposing of the real property. As well, during the acquisition period the Partnership will make non-interest bearing cash advances to IPL Patoka in order to provide financing for easement acquisition. The Partnership has advances to IPL Patoka of $6.5 million at December 31, 1997.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                 (DOLLARS IN MILLIONS, EXCEPT PER UNIT AMOUNTS)

8. MAJOR CUSTOMERS

     Operating revenue received from major customers was as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                        --------------------------
                                                                         1997      1996      1995
                                                                         ----      ----      ----
        Amoco Oil Company...........................................    $ 60.7    $ 63.2    $ 62.3
        Mobil Oil Company of Canada Ltd.............................    $ 42.5    $ 37.2    $ 34.7
        Imperial Oil Limited........................................    $ 33.2    $ 35.4    $ 31.4

     The Partnership has a concentration of trade receivables from companies operating in the oil and gas industry. These receivables are collateralized by the crude oil and other products contained in the Partnership's pipeline and storage facilities.

9. ACCRUED RATE REFUNDS AND RELATED INTEREST

     In October 1996, the FERC approved a July 1996 agreement ("Settlement Agreement") between the Partnership and customer representatives on all outstanding contested tariff rates. The Settlement Agreement resulted in an approximate tariff rate reduction of 6% and total rate refunds and related interest of $120.0 million through the effective date of October 1, 1996. Refunds of $41.8 million were made during the fourth quarter of 1996, with the remaining balance to be repaid through a 10% reduction in future rates. This reduction will continue until all refunds have been made, which is expected to remain effective until sometime during the second half of 1999. Interest will continue to accrue on the unpaid balance based on the 90-day Treasury bill rate.

     The Partnership provided for $42.6 million of rate refunds and related interest in 1996 to reflect the Settlement Agreement. In 1995, the Partnership provided for $46.4 million of rate refunds and related interest to reflect a June 1995 FERC decision. The balance of accrued rate refunds and related interest was provided for prior to 1995. Of the amounts provided, rate refunds related to the current year have reduced operating revenue, with the prior years' portion separately stated as a provision for prior years' rate refunds. Interest has been reflected in interest expense.

10. COMMITMENTS AND CONTINGENCIES

SYSTEM EXPANSION PROGRAM II

     During 1997, the Partnership began working on a system expansion which is expected to increase delivery capacity to the Midwest U.S. market by approximately 170,000 barrels per day. This system expansion will consist primarily of a new 450-mile 24 inch pipeline from Superior, Wisconsin to Chicago, Illinois at an approximate cost of $370 million, of which $84.9 million and $7.1 million was expended during 1997 and 1996, respectively, with the remaining $278.0 million expected to be expended in 1998.

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

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                 (DOLLARS IN MILLIONS, EXCEPT PER UNIT AMOUNTS)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. Short-term investments consist of high quality commercial paper.

     Based on the borrowing rates currently available for instruments with similar terms and remaining maturities, the carrying values of borrowings under the Revolving Credit Facility approximate fair value and the fair value of the First Mortgage Notes approximates $363 million (1996 -- $344 million). Due to contractual arrangements defined in the Note Agreements, refinancing of the Notes would not result in any financial benefit to the Partnership.

                       LAKEHEAD PIPE LINE PARTNERS, L.P.

                     SUPPLEMENTARY INFORMATION (UNAUDITED)
                       SELECTED QUARTERLY FINANCIAL DATA
                 (DOLLARS IN MILLIONS, EXCEPT PER UNIT AMOUNTS)

1997 QUARTERS                       FIRST     SECOND     THIRD    FOURTH     TOTAL
-------------                       -----     ------     -----    ------     -----
Operating revenue................  $  68.7    $  66.9   $  72.3   $  74.2   $ 282.1
Operating income.................  $  25.7    $  26.9   $  27.1   $  28.4   $ 108.1
Net income.......................  $  17.7    $  19.2   $  19.4   $  22.0   $  78.3
Net income per unit(1)...........  $  0.71    $  0.75   $  0.76   $  0.80   $  3.02

1996 QUARTERS                      FIRST(2)   SECOND     THIRD    FOURTH     TOTAL
-------------                      --------   ------     -----    ------     -----
Operating revenue................  $  68.0    $  65.9   $  67.9   $  72.7   $ 274.5
Operating income.................  $   5.2    $  27.6   $  25.7   $  28.9   $  87.4
Net income (loss)................  $  (6.3)   $  19.2   $  17.7   $  21.8   $  52.4
Net income (loss) per unit(1)....  $ (0.27)   $  0.78   $  0.72   $  0.88   $  2.11

-------------------------
(1) The General Partner's allocation of net income (loss) has been deducted before calculating net income (loss) per unit.

(2) The first quarter of 1996 was restated to reflect the 1996 Settlement Agreement between the Partnership and customer representatives on all outstanding contested tariff rates.