Form 10-Q
period 1998-03-31
LAKEHEAD PIPE LINE PARTNERS L P
filed 1998-05-14
CIK 880285

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                    FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1998

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from             to
                                                       -----------   ----------

                         Commission file number 1-10934

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
             (Exact name of Registrant as specified in its charter)


                     DELAWARE
          (State or other jurisdiction of              39-1715850
          incorporation or organization)              (I.R.S. Employer
                                                     Identification No.)

                               LAKE SUPERIOR PLACE
                             21 WEST SUPERIOR STREET
                              DULUTH, MN 55802-2067
              (Address of principal executive offices and zip code)

                                 (218) 725-0100
             (Registrant's telephone number, including area code)

                        --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ----      ----

The Registrant had 22,290,000 Class A Common Units outstanding as at May 12,
1998.
==============================================================================

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                  Consolidated Statement of Income
                    for the three month periods ended March 31, 1998 and 1997.............................        1

                  Consolidated Statement of Cash Flows
                    for the three month periods ended March 31, 1998 and 1997.............................        2

                  Consolidated Statement of Financial Position
                    as at March 31, 1998 and December 31, 1997............................................        3

                  Consolidated Statement of Partners' Capital
                    for the period ended March 31, 1998...................................................        4

                  Notes to Consolidated Financial Statements..............................................        4


ITEM 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............................................       6


                           PART II. OTHER INFORMATION

ITEM 1.         Legal Proceedings..........................................................................       8

ITEM 6.         Exhibits and Reports on Form 8-K...........................................................       9

SIGNATURE     ..... .......................................................................................      10



      This Quarterly Report on Form 10-Q contains forward-looking statements and information that are based on the General Partner's beliefs as well as assumptions made by and information currently available to the General Partner. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions are intended to identify forward-looking statements. Such statements reflect the General Partner's current views with respect to future events and are subject to certain risks, uncertainties and assumptions including the Partnership's ability to complete expansion programs on time and within budget and to recover the costs of such expansions in its tariffs. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, forecasted, or projected. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements and information. For additional discussion of such risks, uncertainties and assumptions, see the Partnership's 1997 Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       LAKEHEAD PIPE LINE PARTNERS, L.P.
                       CONSOLIDATED STATEMENT OF INCOME


-------------------------------------------------------------------------------------------------------------------
                                                                                       Three months ended
                                                                                             March 31,
(unaudited; dollars in millions, except per unit amounts)                               1998            1997
-------------------------------------------------------------------------------------------------------------------

Operating Revenue                                                                         $  72.9       $ 68.7
-------------------------------------------------------------------------------------------------------------------
Expenses
   Power                                                                                     17.7         17.1
   Operating and administrative                                                              16.8         16.1
   Depreciation                                                                              10.4          9.8
-------------------------------------------------------------------------------------------------------------------
                                                                                             44.9         43.0
-------------------------------------------------------------------------------------------------------------------
Operating Income                                                                             28.0         25.7

Interest and Other Income                                                                     2.9          2.3

Interest Expense                                                                             (7.7)       (10.1)

Minority Interest                                                                            (0.3)        (0.2)
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                                $  22.9       $ 17.7
===================================================================================================================

Net Income Per Unit (Note 3)                                                              $   0.80      $  0.71
===================================================================================================================

Cash Distributions Paid Per Unit (Note 4)                                                 $   0.78      $  0.68
===================================================================================================================

See accompanying notes to the consolidated financial statements.

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                            Three months ended
                                                                                                  March 31,
(unaudited; dollars in millions)                                                              1998         1997
-------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                                $ 22.9       $17.7
   Adjustments to reconcile net income to
     cash provided from operating activities:
        Depreciation                                                                           10.4         9.8
        Accrued rate refunds and related interest (Note 5)                                      0.7         1.0
        Other                                                                                   0.4        (0.2)
        Changes in operating assets and liabilities:
           Accounts receivable and other                                                        4.8         1.1
           Materials and supplies                                                              (0.1)       (0.2)
           General Partner and affiliates                                                     (10.7)       (0.9)
           Accounts payable and other                                                           0.4        (7.2)
           Interest payable                                                                     7.2         8.6
           Property and other taxes                                                             3.0         1.9
           Payment of rate refunds and related interest (Note 5)                               (7.2)       (6.7)
-------------------------------------------------------------------------------------------------------------------


                                                                                               31.8        24.9
-------------------------------------------------------------------------------------------------------------------


Investing Activities
   Additions to property, plant and equipment                                                 (81.8)      (15.4)
   Short-term investments, net                                                                 36.4         6.5
-------------------------------------------------------------------------------------------------------------------


                                                                                              (45.4)       (8.9)
-------------------------------------------------------------------------------------------------------------------


Financing Activities
   Distributions to partners                                                                  (21.8)      (16.8)
   Minority interest                                                                           (0.2)       (0.2)
-------------------------------------------------------------------------------------------------------------------


                                                                                              (22.0)      (17.0)
-------------------------------------------------------------------------------------------------------------------


Decrease in Cash and Cash Equivalents *                                                       (35.6)       (1.0)

Cash and Cash Equivalents at Beginning of Period                                              118.6        89.6
-------------------------------------------------------------------------------------------------------------------


Cash and Cash Equivalents at End of Period                                                   $ 83.0       $88.6
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

                      LAKEHEAD PIPE LINE PARTNERS, L.P.
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION


-------------------------------------------------------------------------------------------------------------------

                                                                                        March 31,       December 31,
(unaudited, except for December 31, 1997; dollars in millions)                             1998               1997
-------------------------------------------------------------------------------------------------------------------

                                     ASSETS
Current Assets
   Cash and cash equivalents                                                        $    83.0         $   118.6
   Short-term investments                                                                17.5              53.9
   Due from General Partner and affiliates                                               13.3               2.6
   Accounts receivable and other                                                         17.6              22.4
   Materials and supplies                                                                 7.2               7.1
-------------------------------------------------------------------------------------------------------------------


                                                                                        138.6             204.6
-------------------------------------------------------------------------------------------------------------------


Deferred Charges and Other                                                                4.3               4.4
-------------------------------------------------------------------------------------------------------------------


Property, Plant and Equipment
   At cost                                                                            1,090.3           1,008.5
   Accumulated depreciation                                                            (168.6)           (158.2)
-------------------------------------------------------------------------------------------------------------------


                                                                                        921.7             850.3
-------------------------------------------------------------------------------------------------------------------


                                                                                    $ 1,064.6         $ 1,059.3
===================================================================================================================



                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable and other                                                       $    20.6         $    20.2
   Interest payable                                                                      12.5               5.3
   Property and other taxes                                                              14.4              11.4
   Current portion of accrued rate refunds and related interest (Note 5)                 29.0              29.0
-------------------------------------------------------------------------------------------------------------------


                                                                                         76.5              65.9

Long-Term Debt                                                                          463.0             463.0
Accrued Rate Refunds and Related Interest (Note 5)                                       19.6              26.1
Minority Interest                                                                         2.6               2.5
Contingencies (Note 6)
-------------------------------------------------------------------------------------------------------------------


                                                                                        561.7             557.5
-------------------------------------------------------------------------------------------------------------------


Partners' Capital
   Class A Common Unitholders (Units issued - 22,290,000)                               461.5             461.6
   Class B Common Unitholder (Units issued - 3,912,750)                                  37.2              36.7
   General Partner                                                                        4.2               3.5
-------------------------------------------------------------------------------------------------------------------


                                                                                        502.9             501.8
-------------------------------------------------------------------------------------------------------------------


                                                                                    $ 1,064.6         $ 1,059.3
===================================================================================================================



See accompanying notes to the consolidated financial statements.

                      LAKEHEAD PIPE LINE PARTNERS, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL



-------------------------------------------------------------------------------------------------------------------
                                                       Class A             Class B
(unaudited, except for December 31, 1997;               Common              Common        General
 dollars in millions)                              Unitholders          Unitholder        Partner            Total
-------------------------------------------------------------------------------------------------------------------

Partners' Capital at December 31, 1997               $ 461.6             $  36.7        $   3.5             $501.8

Net Income Allocation                                   17.3                 3.6            2.0               22.9

Distributions to Partners                              (17.4)               (3.1)          (1.3)             (21.8)
-------------------------------------------------------------------------------------------------------------------


Partners' Capital at March 31, 1998                  $ 461.5             $  37.2        $   4.2             $502.9

===================================================================================================================



See accompanying notes to the consolidated financial statements.


           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments which management considers necessary to present fairly the financial position as at March 31, 1998 and December 31, 1997; the results of operations for the three month periods ended March 31, 1998 and 1997; and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's 1997 Annual Report on Form 10-K.

2.   Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" became effective for fiscal years beginning after December 15, 1997. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

     "Comprehensive Income" encompasses "Net Income" and other revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. These other components of comprehensive income include foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities. For the three month periods ended March 31, 1998, and 1997, the Partnership does not have any items of "other" comprehensive income. As such, the Partnership is not required to report comprehensive income in a separate financial statement.

3.   Net Income Per Unit

     Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of Class A and Class B Common Units outstanding. The General Partner's allocation is equal to an amount based upon its 1% general partner interest, adjusted to reflect an amount equal to incentive distributions and an amount required to reflect depreciation on the General Partner's historical cost basis for assets contributed on formation of the Partnership. Net income per unit was determined as follows:

-------------------------------------------------------------------------------------------------------------------
     Three months ended March 31,                                                       1998              1997
-------------------------------------------------------------------------------------------------------------------
     Net income                                                                         $  22.9        $  17.7
-------------------------------------------------------------------------------------------------------------------

     Net income allocated to General Partner                                               (0.2)          (0.2)

     Incentive distributions and historical cost depreciation adjustments                  (1.8)          (0.4)
-------------------------------------------------------------------------------------------------------------------

                                                                                           (2.0)          (0.6)
-------------------------------------------------------------------------------------------------------------------

     Net income allocable to Common Units                                               $  20.9        $  17.1
===================================================================================================================

     Common Units outstanding (millions)                                                   26.2           24.0
===================================================================================================================

     Net income per unit                                                                $  0.80        $  0.71
===================================================================================================================

4.   Cash Distribution

     On April 16, 1998, the Board of Directors of the General Partner declared a cash distribution for the quarter ended March 31, 1998, of $0.86 per unit. The distribution will be made on May 15, 1998, to Unitholders of record on April 30, 1998.

5.   Accrued Rate Refunds and Related Interest

     In 1996, the Federal Energy Regulatory Commission ("FERC") approved a settlement agreement ("Settlement Agreement") between the Partnership and customer representatives on all outstanding contested tariff rates. The Settlement Agreement resulted in an approximate tariff rate reduction of 6% and total rate refunds and related interest of $120.0 million through the effective date of October 1, 1996. The $48.6 million total rate refund balance remaining at March 31, 1998 is being repaid through a 10% reduction in tariff rates. This reduction will continue until all refunds have been made, which is expected to occur during the second half of 1999. Interest will continue to accrue on the unpaid balance based on the 90-day Treasury bill rate.

6.   Environmental Contingencies

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net income for the first quarter of 1998 was $22.9 million, or $0.80 per unit, an increase of $5.2 million, or $0.09 per unit, over the net income for the first quarter of 1997 largely due to higher operating revenue and lower interest expense.

Operating revenue increased $4.2 million, primarily due to increased deliveries and a greater proportion of heavy crude oil deliveries, up 18% to 663,000 barrels per day. Because heavy crude oil is more expensive to pump due to its higher viscosity, the tariff rate for heavy crude oil is greater than that for lighter crude oils. Deliveries averaged 1,588,000 barrels per day for the first quarter of 1998, up 6% from the 1,502,000 averaged for the first quarter of last year. Deliveries increased due to increased movement of crude oil from western Canada into the Midwest U.S. and increased receipts of U.S. crude in the Chicago, Illinois area for delivery to eastern Canada. System utilization, measured in barrel miles, was 99 billion a slight increase from last year's first quarter, reflecting the increased deliveries to the significant Midwest and eastern Canadian markets served by the Partnership.

Total first quarter operating expenses were $1.9 million higher than the same period of 1997 due to increased power, operating and administrative, and depreciation costs. The increase in operating and administrative costs resulted from the timing of costs associated with internal inspection of segments of the Partnership's pipeline system. Depreciation expense increased $0.6 million due to growth in property, plant and equipment.

Interest expense for the first quarter of 1998 was less than the first quarter of 1997 primarily due to lower balances with respect to rate refunds payable and increased capitalized interest due to the Partnership's System Expansion Program II ("SEP II") capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, cash, cash equivalents and short-term investments totaled $100.5 million, down $72.0 million since December 31, 1997, as cash required for distributions and capital expenditures exceeded cash generated from operating activities. Of this $100.5 million, $24.7 million ($0.86 per unit) will be used for the cash distribution payable May 15, 1998, with the remaining $75.8 million available for capital expenditures or other business needs.

Cash flow from operating activities for the first quarter of 1998 increased $6.9 million from the corresponding period last year, primarily due to increased earnings.


First quarter capital expenditures totaled $81.8 million, of which $80.0 million was primarily for the construction of SEP II's new pipeline from Superior, Wisconsin to the Chicago area. With $172.0 million incurred through March 31, 1998, the remaining $198.0 million of the estimated $370.0 million total cost of SEP II is expected to be incurred in 1998. In addition to SEP II, the Partnership anticipates spending approximately $110 million on the Terrace expansion program (see "-General, -Terrace Project"), $11.0 million for pipeline system enhancements and $10.0 million for core maintenance activities in 1998.

The General Partner believes that the Partnership will continue to have adequate liquidity to fund future operating, investing and financing activities. The Partnership intends to fund the remaining portion of SEP II, Terrace, and ongoing capital expenditures with the proceeds from future equity and debt offerings, bank borrowings, cash generated from operating activities, and existing cash, cash equivalents and short-term investments. Cash distributions are expected to be funded with internally generated cash. The Partnership's ability to make future equity and debt offerings will depend on prevailing market conditions, interest rates and the financial condition of the Partnership at the time of any such offering.

GENERAL

Illinois Commerce Commission Decision Appeal

On April 7, 1998, the Appellate Court of Illinois, Third District, affirmed the decision of the Illinois Commerce Commission ("ICC") to deny the Partnership's Application for a Certificate of Public Convenience and Necessity ("Certificate"). Obtaining a Certificate is a first step in obtaining eminent domain authority. However, a Certificate is not a prerequisite for construction in Illinois and was sought only in the event the Partnership reached an impasse during landowner negotiations in acquiring rights of way for SEP II. Without condemnation authority, the cost to obtain rights of way in connection with SEP II have increased. Nonetheless, the Partnership is continuing with its construction of SEP II and the acquisition of right-of-way through negotiation with landowners. A request for rehearing of the Appellate Court decision was filed on April 29, 1998.

Terrace Project

On April 16, 1998, the Partnership in conjunction with IPL Energy, Inc., ("IPL Energy") of Calgary, Alberta, and Interprovincial Pipe Line Inc. ("IPL") of Edmonton, Alberta, announced the attainment of a tariff tolling agreement ("Terrace Agreement") with the Canadian Association of Petroleum Producers ("CAPP") for the proposed Terrace crude oil pipeline expansion project. CAPP is a trade association that represents nearly all of the Partnership's customers. Terrace is envisioned as a phased expansion program that will ultimately provide an additional 520,000 barrels per day of heavy crude oil capacity for western Canadian producers seeking greater access to Midwest U.S. markets. Subject to completion of all phases of Terrace, and after allowing for anticipated declines in light crude oil production, total system deliveries are expected to increase by 350,000 barrels per day.

The Terrace Agreement provides for a fixed toll increase of Cdn. $0.05 per barrel for transportation from Edmonton to Chicago. The $0.05 per barrel increase will be allocated between IPL and the Partnership, with the Partnership's portion added as an incremental charge to the Partnership's SEP II tolls. The Terrace Agreement contains other provisions that may increase or decrease the five cent toll increase and may alter the allocation of the five cents between IPL and the Partnership. The Terrace Agreement has been filed with the Canadian National Energy Board ("NEB") for approval and will also eventually require the approval of the U.S. Federal Energy Regulatory Commission.

Pending NEB approval, the first phase of Terrace will provide an initial 95,000 barrels per day increase in capacity as early as January 1999, rising to 170,000 barrels per day by the end of 1999. The first phase of Terrace is anticipated to cost the Partnership $138 million in the U.S., and IPL Cdn. $610 million in Canada. The General Partner expects that approximately $110 million will be spent by the Partnership on its portion of Terrace in 1998 with the remaining balance to be spent in 1999. Subsequent phases of Terrace are subject to customer approval and are expected to provide the balance of 350,000 barrels per day of added heavy crude oil capacity.

Other Developments

IPL Energy is also engaged in North American crude oil pipeline projects that are related to the pipeline systems owned by IPL and the Partnership. The General Partner believes that certain of these projects are complementary to the Partnership's expansion programs, even though the projects are not owned by the Partnership, since the IPL Energy projects may result in increased deliveries on the Partnership's pipeline system.

 - IPL Toledo Pipe Line (U.S.A.) Inc., is a proposed new pipeline that will connect the Partnership's facilities at Stockbridge, Michigan to refineries in Detroit, Michigan and Toledo, Ohio. In April 1997, an agreement was reached with the principal customer regarding the level of minimum utilization for the new pipeline. The Toledo pipeline is expected to begin operations in the first half of 1999 and will have an approximate capacity of 80,000 barrels per day in heavy crude oil service.

 - Wild Rose - IPL Energy has received Alberta Energy Utilities Board approval for the construction of a new 30-inch pipeline for the delivery of heavy crude oil from the Athabasca oil sands region near Fort McMurray, Alberta to Hardisty, Alberta. At Hardisty, the Wild Rose pipeline will access other pipeline systems including IPL's system in western Canada. This project will provide new pipeline capacity to accommodate anticipated growth in crude oil production from the Athabasca oil sands region. When complete in early 1999, the Wild Rose pipeline is anticipated to have a capacity of approximately 570,000 barrels per day.




PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


On January 5, 1998, the General Partner received from the Environmental Protection Agency ("EPA") a Request for Information pursuant to the Federal Clean Water Act relating to a supposed discharge of oil from the Partnership's pipeline system near Marysville, Michigan on October 4, 1994. There was no discharge of oil from the Partnership's facility on that date but there was a rupture of the pipeline which was undergoing a hydrostatic test and resulted in the release of the hydrostatic test water which contained trace amounts of oil. This incident was addressed with the Michigan Department of Natural Resources. Cleanup of the discharged test water was completed and no civil penalty was issued by the State of Michigan. The General Partner cooperatively responded to the EPA's Request for Information and has received no further indications from the EPA regarding how it intends to proceed on this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits

     27.1 Financial Data Schedule as of and for the three months ended March 31, 1998.

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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




                                          LAKEHEAD PIPE LINE PARTNERS, L.P.
                                                     (Registrant)

                             By:     Lakehead Pipe Line Company, Inc.
                                     as General Partner


                                                   /s/M.A. Maki
                             ------------------------------------------------
                                                      M. A. Maki
                                                   Chief Accountant
                                               (Principal Financial and
                                                 Accounting Officer)






                                                    May 12, 1998