Form 10-Q
period 1998-06-30
LAKEHEAD PIPE LINE PARTNERS L P
filed 1998-08-12
CIK 880285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1998

                                       OR



        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from         to
                                                      --------    ----------

                         Commission file number 1-10934

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                        39-1715850
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

                         -------------------------------


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


The Registrant had 22,290,000 Class A Common Units outstanding as at August 11, 1998.
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE

                          PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements

            Consolidated Statement of Income
               for the three month and six month periods ended
               June 30, 1998 and 1997 .....................................    1

             Consolidated Statement of Cash Flows
               for the six month periods ended June 30,
               1998 and 1997...............................................    2

             Consolidated Statement of Financial Position
               as at June 30, 1998 and December 31, 1997...................    3

             Consolidated Statement of Partners' Capital
               for the six months ended June 30, 1998......................    4

             Notes to the Consolidated Financial Statements................    4


ITEM 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................    6


                      PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................   11

ITEM 6.    Exhibits and Reports on Form 8-K................................   12

SIGNATURE     ..... .......................................................   13


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


------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME

-------------------------------------------------------------------------------------------------------------------


                                                                      Three months ended          Six months ended
                                                                            June 30,                  June 30,
 (unaudited; dollars in millions, except per Unit amounts)             1998         1997          1998         1997
-------------------------------------------------------------------------------------------------------------------

Operating Revenue                                                  $   74.4     $   66.9     $   147.3     $  135.6
-------------------------------------------------------------------------------------------------------------------

Expenses
   Power                                                               18.9         14.7          36.6         31.8
   Operating and administrative                                        16.5         15.6          33.3         31.7
   Depreciation                                                        10.4          9.7          20.8         19.5
-------------------------------------------------------------------------------------------------------------------

                                                                       45.8         40.0          90.7         83.0
-------------------------------------------------------------------------------------------------------------------

Operating Income                                                       28.6         26.9          56.6         52.6

Interest and Other Income                                               1.2          2.8           4.1          5.1

Interest Expense                                                       (5.3)       (10.2)        (13.0)       (20.3)

Minority Interest                                                      (0.3)        (0.3)         (0.6)        (0.5)
-------------------------------------------------------------------------------------------------------------------

Net Income                                                         $   24.2     $   19.2     $    47.1     $   36.9
===================================================================================================================

Net Income Per Unit (Note 3)                                       $   0.85     $   0.75     $    1.65     $   1.46
===================================================================================================================

Cash Distributions Paid Per Unit (Note 4)                          $   0.86     $   0.68     $    1.64     $   1.36
===================================================================================================================

See accompanying notes to the consolidated financial statements.


-------------------------------------------------------------------------------------------------

                                  LAKEHEAD PIPE LINE PARTNERS, L.P.
                                 CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------

                                                                                 Six months ended
                                                                                     June 30,
(unaudited; dollars in millions)                                                 1998        1997
-------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                  $ 47.1      $ 36.9
   Adjustments to reconcile net income to
     cash provided from operating activities:
        Depreciation                                                             20.8        19.5
        Interest on accrued rate refunds (Note 5)                                 1.3         1.9
        Other                                                                     0.6         0.7
        Changes in operating assets and liabilities:
           Accounts receivable and other                                          5.2         5.5
           Materials and supplies                                                (0.2)       (0.2)
           General Partner and affiliates                                       (10.5)       (1.8)
           Accounts payable and other                                             0.8        (6.8)
           Interest payable                                                      (1.3)        2.3
           Property and other taxes                                              (2.8)       (3.4)
           Payment of rate refunds and related interest (Note 5)                (14.6)      (13.3)
-------------------------------------------------------------------------------------------------


                                                                                 46.4        41.3
-------------------------------------------------------------------------------------------------


Investing Activities
   Additions to property, plant and equipment                                  (223.9)      (32.9)
   Short-term investments, net                                                   41.3       (25.3)
-------------------------------------------------------------------------------------------------


                                                                               (182.6)      (58.2)
-------------------------------------------------------------------------------------------------


Financing Activities
   Issuance of variable rate financing                                          107.0           -
   Distributions to partners                                                    (46.2)      (33.6)
   Minority interest                                                             (0.5)       (0.4)
   Other                                                                         (0.2)          -
-------------------------------------------------------------------------------------------------
                                                                                 60.1       (34.0)
-------------------------------------------------------------------------------------------------


Decrease in Cash and Cash Equivalents *                                         (76.1)      (50.9)

Cash and Cash Equivalents at Beginning of Period                                118.6        89.6
-------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                                     $ 42.5      $ 38.7
=================================================================================================

* Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased. Short-term investments are those marketable securities which have a maturity of more than three months but less than twelve months when purchased.

See accompanying notes to the consolidated financial statements.



---------------------------------------------------------------------------------------------------------------

                                           LAKEHEAD PIPE LINE PARTNERS, L.P.
                                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION

---------------------------------------------------------------------------------------------------------------

                                                                                       June 30,    December 31,
(unaudited, except for December 31, 1997; dollars in millions)                             1998            1997
---------------------------------------------------------------------------------------------------------------

                                     ASSETS
Current Assets
   Cash and cash equivalents                                                        $      42.5     $     118.6
   Short-term investments                                                                  12.6            53.9
   Due from General Partner and affiliates                                                 13.1             2.6
   Accounts receivable and other                                                           17.2            22.4
   Materials and supplies                                                                   7.3             7.1
---------------------------------------------------------------------------------------------------------------

                                                                                           92.7           204.6
---------------------------------------------------------------------------------------------------------------

Deferred Charges and Other                                                                  4.6             4.4
---------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
   At cost                                                                              1,227.7         1,008.5
   Accumulated depreciation                                                              (174.3)         (158.2)
---------------------------------------------------------------------------------------------------------------

                                                                                        1,053.4           850.3
---------------------------------------------------------------------------------------------------------------

                                                                                    $   1,150.7     $   1,059.3
===============================================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable and other                                                       $      21.0     $      20.2
   Interest payable                                                                         4.0             5.3
   Property and other taxes                                                                 8.6            11.4
   Current portion of accrued rate refunds and related interest (Note 5)                   29.0            29.0
---------------------------------------------------------------------------------------------------------------

                                                                                           62.6            65.9

Long-Term Debt                                                                            570.0           463.0
Accrued Rate Refunds and Related Interest (Note 5)                                         12.8            26.1
Minority Interest                                                                           2.6             2.5
Contingencies (Note 6)
---------------------------------------------------------------------------------------------------------------

                                                                                          648.0           557.5
---------------------------------------------------------------------------------------------------------------

Partners' Capital
   Class A Common Unitholders (Units issued - 22,290,000)                                 460.8           461.6
   Class B Common Unitholder (Units issued - 3,912,750)                                    37.6            36.7
   General Partner                                                                          4.3             3.5
---------------------------------------------------------------------------------------------------------------
                                                                                          502.7           501.8
---------------------------------------------------------------------------------------------------------------

                                                                                    $   1,150.7     $   1,059.3
===============================================================================================================

See accompanying notes to the consolidated financial statements.

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL


-------------------------------------------------------------------------------------------------------------------

                                                       Class A             Class B
(unaudited, except for December 31, 1997;               Common              Common        General
 dollars in millions)                              Unitholders          Unitholder        Partner             Total
-------------------------------------------------------------------------------------------------------------------

Partners' Capital at December 31, 1997               $   461.6            $   36.7       $    3.5         $   501.8

Net Income Allocation                                     35.8                 7.3            4.0              47.1

Distributions to Partners                                (36.6)               (6.4)          (3.2)            (46.2)
-------------------------------------------------------------------------------------------------------------------


Partners' Capital at June 30, 1998                   $   460.8            $   37.6        $   4.3         $   502.7

===================================================================================================================

See accompanying notes to the consolidated financial statements.


--------------------------------------------------------------------------------

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments which management considers necessary to present fairly the financial position as at June 30, 1998 and December 31, 1997; the results of operations for the three and six month periods ended June 30, 1998 and 1997; and cash flows for the six month periods ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's 1997 Annual Report on Form 10-K.

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

     "Comprehensive Income" encompasses "Net Income" and other revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. These other components of comprehensive income include foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities. For the three month and six month periods ended June 30, 1998 and 1997, the Partnership does not have any items of "other" comprehensive income. As such, the Partnership is not required to report comprehensive income in a separate financial statement.

3.   Net Income Per Unit

     Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of Class A and Class B Common Units outstanding. The General Partner's allocation is equal to an amount based upon its 1% general partner interest, adjusted to reflect an amount equal to incentive distributions and an amount required to reflect depreciation on the General Partner's historical cost basis for assets contributed on formation of the Partnership. Net income per unit was determined as follows:


------------------------------------------------------------------------------------------------------------------

                                                              Three months ended                  Six months ended
     (unaudited; dollars in millions,                             June 30,                            June 30,
     except per Unit amounts)                                 1998          1997                 1998         1997
------------------------------------------------------------------------------------------------------------------
     Net income                                           $   24.2     $    19.2             $   47.1     $   36.9
------------------------------------------------------------------------------------------------------------------

     Net income allocated to General Partner                  (0.3)         (0.2)                (0.5)        (0.4)

     Incentive distributions and

       historical cost depreciation adjustments               (1.7)         (1.0)                (3.5)        (1.4)
------------------------------------------------------------------------------------------------------------------

                                                              (2.0)         (1.2)                (4.0)        (1.8)
------------------------------------------------------------------------------------------------------------------

     Net income allocable to Common Units                 $   22.2     $    18.0             $   43.1     $   35.1
==================================================================================================================

     Common Units outstanding (millions)                      26.2          24.0                 26.2         24.0
==================================================================================================================

     Net income per unit                                  $   0.85     $    0.75             $   1.65     $   1.46
==================================================================================================================

4.   Cash Distribution

     On July 16, 1998, the Board of Directors of the General Partner declared a cash distribution for the quarter ended June 30, 1998, of $0.86 per unit. The distribution will be made on August 14, 1998, to Unitholders of record on July 31, 1998.

5.   Accrued Rate Refunds and Related Interest

     In 1996, the Federal Energy Regulatory Commission ("FERC") approved a settlement agreement ("Settlement Agreement") between the Partnership and customer representatives on all outstanding contested tariff rates. The Settlement Agreement resulted in an approximate tariff rate reduction of 6% and total rate refunds and related interest of $120.0 million through the effective date of October 1, 1996. The $41.8 million total rate refund balance remaining at June 30, 1998, is being repaid through a 10% reduction in tariff rates. This reduction will continue until all refunds have been made, which is expected to occur during the second half of 1999. Interest will continue to accrue on the unpaid rate refund balance based on the 90-day Treasury bill rate.

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


--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Net income for the six months ended June 30, 1998 was $47.1 million, or $1.65 per unit, an increase of $10.2 million, or $0.19 per unit, over the same period last year due to higher operating revenue and lower interest expense, partially offset by higher operating expenses.

Operating revenue increased $11.7 million, to $147.3 million, primarily due to increased deliveries combined with the effect of a change in the composition of total deliveries to a higher proportion of heavy crude oil. Deliveries averaged 1,598,000 barrels per day for the first six months of 1998, up 8% from the 1,479,000 averaged for the first half of last year. Deliveries increased due to greater movement of crude oil from western Canada into the Midwest U.S. and increased receipts of U.S. crude in the Chicago, Illinois area for delivery to eastern Canada. System utilization, measured in barrel miles, was 200 billion for the first six months of 1998, up 6% from 188 billion for the first half of last year due to increased deliveries. The increased system utilization reflects, in part, the benefits of past pipeline expansion activities. The greater proportion of heavy crude oil contributes additional revenue because the tariff rate for heavy crude oil is greater than that for lighter crude oil due to the higher viscosity of heavy crude oil which makes it more expensive to pump.

Total operating expenses for the first six months of 1998 were $7.7 million higher than the same period of 1997 due to increased power, operating and administrative, and depreciation costs. Power costs increased $4.8 million primarily due to increased deliveries. The increase in operating and administrative costs of $1.6 million was primarily due to increased costs associated with internal inspection of segments of the Partnership's pipeline system. Depreciation expense increased $1.3 million due to growth in property, plant and equipment.

Interest expense for the first six months of 1998 was $7.3 million less than the same period of 1997 primarily due to increased capitalized interest due to the Partnership's System Expansion Program II ("SEP II") capital expenditures.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Net income for the three months ended June 30, 1998, was $24.2 million, or $0.85 per unit, an increase of $5.0 million, or $0.10 per unit over the same period last year due to higher operating revenue and lower interest expense, partially offset by higher operating expenses.

Operating revenue increased $7.5 million, to $74.4 million, primarily due to increased deliveries combined with the change in the composition of quarterly deliveries to a greater proportion of heavy crude oil. Total deliveries averaged 1,608,000 barrels per day for the second quarter, up 10% from the 1,457,000 averaged for the second quarter of 1997, due to the same reasons noted in the discussion of the results of operations for the six months ended June 30, 1998 and June 30, 1997. System utilization, measured in barrel miles, was 101 billion for the second quarter, up 9% from 93 billion for the second quarter of 1997, due to increased deliveries.

Total operating expenses for the three months ended June 30, 1998, were $5.8 million greater than the corresponding period in 1997, primarily due to increased power costs. Somewhat offsetting the increase in operating expenses was a $4.9 million decrease in interest expense from the same period in 1997. Power costs increased and interest expense decreased for the same reasons noted in the discussion of the results of operations for the six months ended June 30, 1998 and June 30, 1997.

The results of operations for the three month and six month periods ended June 30, 1998 should not be taken as indicative of the results of operations expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

The General Partner believes that the Partnership will continue to have adequate liquidity to fund future operating, investing and financing activities. The Partnership intends to fund the remaining portion of SEP II (see "- General, - SEP II Project"), Terrace (see "- General, - Terrace Project"), and ongoing capital expenditures with the proceeds from future equity and debt offerings, bank borrowings, cash generated from operating activities, and existing cash, cash equivalents and short-term investments. Cash distributions are expected to be funded with internally generated cash. The Partnership's ability to make future equity and debt offerings and the timing of any such offerings will depend on, among other factors, prevailing market conditions, interest rates and the financial condition of the Partnership at the time of any such offering.

In keeping with its financing plans, the Partnership has utilized a portion of its cash balance to finance its 1998 capital expenditures. Accordingly, at June 30, 1998, cash, cash equivalents and short-term investments totaled $55.1 million, down $117.4 million since December 31, 1997, as cash required for distributions and capital expenditures exceeded cash generated from operating activities and borrowings under the Partnership's Revolving Credit Facility. Of this $55.1 million, $24.7 million ($0.86 per unit) will be used for the cash distribution payable August 14, 1998, with the remaining $30.4 million available for capital expenditures or other business needs.

Cash flow from operating activities for the first six months of 1998 increased $5.1 million to $46.4 million from the corresponding period last year, due to increased earnings, partially offset by an increase in working capital requirements.

Capital expenditures for the first half of 1998 totaled $223.9 million, of which $196.4 million was primarily for the construction of SEP II's new pipeline from Superior, Wisconsin to the Chicago area. With $288.4 million incurred through June 30, 1998, the remaining costs of the approximately $400 million SEP II project are expected to be incurred in 1998. In addition to SEP II, the Partnership anticipates spending approximately $100 million on the Terrace expansion program, $11.0 million for other pipeline system enhancements and $10.0 million for core maintenance activities in 1998. Through June 30, 1998 approximately $23.2 million of capital expenditures have been incurred thus far on Terrace.

On July 22, 1998, Lakehead Pipe Line Company, Limited Partnership, the operating partnership of which the Partnership is a 99% owner, filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for up to $400.0 million of debt financing.

During the second quarter of 1998, the Board of Directors of the General Partner approved an increase in the size of the Partnership's Revolving Credit Facility from $205.0 million to $350.0 million in order to finance capital expenditures (primarily SEP II) pending possible refinancing of borrowings under the facility. In addition, certain covenants were modified to facilitate additional borrowings by the Partnership. Interest rates charged on the facility currently approximate 6%.

The Partnership borrowed $107.0 million under its $350.0 million Revolving Credit Facility during the second quarter of 1998, primarily to finance SEP II capital expenditures. This brings total borrowings under the facility to $260.0 million at June 30, 1998.

GENERAL

Year 2000 Computer Issue

The Year 2000 readiness project continues on schedule, with the inventory of all non-compliant products having been compiled and correspondence with key third parties to identify their compliance status having been distributed. An assessment of the business risk associated with each non-compliant product and the development of action plans for critical systems is currently in progress. The General Partner and its parent company, Interprovincial Pipe Line Inc. ("IPL") of Edmonton, Alberta, continue to expect that this project will be completed on a timely basis.

Revised Tariff Rates Filed

Effective July 1, 1998, in compliance with the indexed rate ceilings allowed by FERC, the Partnership decreased its rates for transportation approximately 0.6%. The decrease in tariff rates is not expected to have a significant impact on the Partnership.

Illinois Commerce Commission Decision Appeal

On April 7, 1998, the Appellate Court of Illinois, Third District, affirmed the decision of the Illinois Commerce Commission ("ICC") to deny the Partnership's Application for a Certificate of Public Convenience and Necessity ("Certificate"). Obtaining a Certificate is a first step in obtaining eminent domain authority. However, a Certificate is not a prerequisite for construction in Illinois and was sought only in the event the Partnership reached an impasse during landowner negotiations in acquiring rights of way for SEP II. Without condemnation authority, the cost to obtain rights of way in connection with SEP II have increased. Nonetheless, the Partnership is continuing with its construction of SEP II and the acquisition of right-of-way through negotiation with landowners. A request for rehearing of the Appellate Court decision was denied on July 16, 1998. The Partnership is considering whether to appeal this decision.

SEP II Project

SEP II station construction is presently in-progress at six separate sites with expected commissioning during the fourth quarter of 1998. As of August 1, 1998, approximately 50% of mainline construction within Wisconsin and 20% of mainline construction within Illinois was complete. Construction continues in both states while some right of way and permitting issues remain to be resolved in Illinois.

The General Partner is using its best efforts to complete SEP II no later than January 1999, to coincide with the anticipated completion of the initial stage of Phase I of the Terrace Project. The expected cost of SEP II has increased to approximately $400 million primarily due to increased costs of pipeline rights-of-way. The General Partner anticipates that the increased costs will not adversely affect the Partnership or its SEP II investment.

Terrace Project

On April 16, 1998, the Partnership in conjunction with affiliates IPL Energy Inc., ("IPL Energy") of Calgary, Alberta, and IPL announced the attainment of a tariff tolling agreement ("Terrace Agreement") with the Canadian Association of Petroleum Producers ("CAPP") for the proposed Terrace crude oil pipeline expansion project. CAPP is a trade association that represents nearly all of the Partnership's customers. Terrace is envisioned as a phased expansion program that will ultimately provide an additional 520,000 barrels per day of heavy crude oil capacity for western Canadian producers seeking greater access to Midwest U.S. markets. The first phase of the expansion includes construction of new 36-inch diameter pipeline facilities from Kerrobert, Saskatchewan, to Clearbrook, Minnesota. The new pipeline construction will join existing 48-inch pipeline loops between Kerrobert and Clearbrook, creating another separate pipeline joining those locations. Subject to completion of all phases of Terrace, and after allowing for anticipated declines in light crude oil production, total system deliveries are expected to increase by 350,000 barrels per day.

The Terrace Agreement provides for a fixed toll increase of Cdn. $0.05 per barrel for transportation from Edmonton to Chicago. The Cdn. $0.05 per barrel increase will be allocated between IPL and the Partnership, with the Partnership's portion added as an incremental charge to the Partnership's SEP II tolls. The Terrace Agreement contains provisions that may increase or decrease the five cent toll increase and may alter the allocation of the five cents between IPL and the Partnership.

In Canada, the National Energy Board approved Phase I of the Terrace Project on June 9, 1998. In the United States, state regulatory approvals are proceeding on schedule allowing for a September start date for mainline construction.

Phase I of the Terrace Project will provide an initial 95,000 barrels per day increase in capacity as early as January 1999, rising to 170,000 barrels per day by the end of 1999. Phase I is anticipated to cost the Partnership $138 million in the U.S., and IPL Cdn. $610 million in Canada. The General Partner expects that approximately $100 million will be spent by the Partnership on its portion of Terrace in 1998 with the remaining $38 million to be spent in 1999. Subsequent phases of Terrace are subject to customer approval and are expected to provide the balance of the 350,000 barrels per day of added capacity.

Recent Developments

IPL Energy is also engaged in North American crude oil pipeline projects that are related to the pipeline systems owned by IPL and the Partnership. The General Partner believes that certain of these projects are complementary to the Partnership's expansion programs, even though the projects are not owned by the Partnership, since these projects may result in increased deliveries on the Partnership's pipeline system. Two of these projects in the early stages of implementation are:

- IPL Toledo Pipe Line (U.S.A.) Inc. is a proposed new pipeline that will connect the Partnership's facilities at Stockbridge, Michigan to refineries in Detroit, Michigan and Toledo, Ohio via 35 miles of new mainline pipe and 53 miles of leased capacity in an existing pipeline owned by other companies. Construction on station upgrades began in May 1998 and mainline construction is anticipated to begin in September 1998. Agreements have been reached with the principal customers regarding the level of minimum utilization for the new pipeline. The Toledo pipeline is expected to begin operations in the first half of 1999 and will have an approximate capacity of 80,000 barrels per day in heavy crude oil service.

- Wild Rose Pipe Line ("Wild Rose") is a new 30-inch pipeline for the delivery of heavy crude oil from the Athabasca oil sands region near Fort McMurray, Alberta to Hardisty, Alberta that has received Alberta Energy Utilities Board approval for construction. At Hardisty, Wild Rose will access other pipeline systems including IPL's system in western Canada. This project will provide new pipeline capacity to accommodate anticipated growth in crude oil production from the Athabasca and Cold Lake oil sands regions. The pipeline will have an ultimate capacity of approximately 570,000 barrels per day.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Partnership). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The General Partner anticipates that, due to the Partnership's limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Partnership's results of operations or its financial position.

--------------------------------------------------------------------------------

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

a)   Exhibits

     27.1 Financial Data Schedule as of and for the six months ended June 30, 1998.

b)   Reports on Form 8-K

     A report on Form 8-K was filed on July 21, 1998, submitting an audited Consolidated Statement of Financial Position of Lakehead Pipe Line Company, Inc., the General Partner of Lakehead Pipe Line Partners, L.P., at December 31, 1997 and 1996, together with the Report of Independent Public Accountants.

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




                                         LAKEHEAD PIPE LINE PARTNERS, L.P.
                                                   (Registrant)

                     By:     Lakehead Pipe Line Company, Inc.
                             as General Partner







                                    /s/M.A. Maki
                                   ---------------------------------------
                                   M. A. Maki
                                   Chief Accountant
                                   (Principal Financial and
                                   Accounting Officer)






                                   August 12, 1998




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.