Form 10-K405/A
period 1997-12-31
LAKEHEAD PIPE LINE PARTNERS L P
filed 1998-09-15
CIK 880285

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------


                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO
                                                         ----    ----

                         COMMISSION FILE NUMBER: 1-10934

                  --------------------------------------------


                        LAKEHEAD PIPE LINE PARTNERS, L.P.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                            39-1715850
 (State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

       LAKE SUPERIOR PLACE
     21 WEST SUPERIOR STREET
        DULUTH, MINNESOTA                                        55802-2067
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's Telephone Number, Including Area Code: (218) 725-0100

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                   NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                              ON WHICH REGISTERED
    -------------------                            -----------------------
   Class A Common Units                            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No     .
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     As of February 6, 1998, the aggregate market value of the Registrant's Class A Common Units held by non-affiliates of the Registrant was $1,037,822,000 based on the reported closing sales price of such units on the New York Stock Exchange on that date.

     As of February 6, 1998, there were 22,290,000 of the Registrant's Class A Common Units outstanding.

     Documents Incorporated by Reference:  None

================================================================================

                                EXPLANATORY NOTE

         The following Amendment No. 1 is being filed to amend Items 6, 7 and 8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1997. Specifically, revisions have been made to "Item 6. Selected Financial Data" to add cash flows for financing and investing activities and to disclose in Note 3 the amount of income attributable to the general partner's interest in the Registrant; "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" has also been revised to expand the disclosure related to the alternative use for a portion of the IPL System pipeline, including the potential impact thereof, to revise the comparative discussion to be based on amounts in the historical financial statements and to amend the disclosures concerning environmental matters and Year 2000 computer issues; and "Item 8. Financial Statements and Supplementary Data" has been amended to disclose on the face of the balance sheet the number of limited partner units authorized and to revise Notes 2, 9 and 10.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth, for the periods and at the dates indicated, summary historical financial and operating data for the Partnership. The table is derived from the consolidated financial statements of the Partnership and notes thereto, and should be read in conjunction with those audited financial statements.

                                                                            YEAR ENDED DECEMBER 31,
                                                                (DOLLARS IN MILLIONS, EXCEPT PER UNIT AMOUNTS)
                                                              1997       1996(1)      1995(1)       1994        1993
                                                          ------------ -----------  -----------  ----------   --------
INCOME STATEMENT DATA:
  Operating revenue.......................................$      282.1 $     274.5  $     268.5  $    246.0   $  240.1
  Operating expenses(2)...................................       174.0       187.1        195.2       159.7      159.6
                                                          ------------ -----------  -----------  ----------   --------
  Operating income........................................       108.1        87.4         73.3        86.3       80.5
  Other income............................................         9.7         9.6          7.1         4.1        3.1
  Interest expense........................................       (38.6)      (43.9)       (40.3)      (29.8)     (30.9)
  Minority interest.......................................        (0.9)       (0.7)        (0.5)       (0.7)      (0.7)
                                                          ------------ -----------  -----------  ----------   --------

  Net income..............................................$       78.3 $      52.4  $      39.6  $     59.9   $   52.0
                                                          ============ ===========  ===========  ==========   ========
  Net income per unit(3)..................................$       3.02 $      2.11  $      1.60  $     2.61   $   2.36
                                                          ============ ===========  ===========  ==========   ========
  Cash distributions paid per unit........................$       2.92 $      2.60  $      2.56  $     2.51   $   2.36
                                                          ============ ===========  ===========  ==========   ========



FINANCIAL POSITION DATA (AT YEAR END):
  Property, plant and equipment, net......................$      850.3 $     763.5  $     725.1  $    727.6   $  622.1
  Total assets............................................$    1,059.3 $     975.9  $     915.2  $    868.6   $  758.8
  Long-term debt..........................................$      463.0 $     463.0  $     395.0  $    364.0   $  344.0
  Partners' capital.......................................
    Class A Common Unitholder.............................$      461.6 $     376.3  $     387.9  $    409.3   $  354.4
    Class B Common Unitholder.............................        36.7        21.7         21.7        23.5       11.8
    General Partner.......................................         3.5         1.6          1.5         1.6        0.7
                                                          ------------ -----------  -----------  ----------   --------
                                                          $      501.8 $     399.6  $     411.1  $    434.4   $  366.9
                                                          ============ ===========  ===========  ==========   ========

CASH FLOW DATA:
  Cash provided from Operating Activities.................$      102.0 $      93.9  $     121.5  $    108.1   $   92.5
  Cash used in Investing Activities.......................$      (97.1)$     (84.7) $     (54.0) $   (102.7)  $  (85.3)
  Cash provided from (used in) Financing Activities.......$       24.1 $       3.4  $     (32.5) $     27.7   $  (28.5)
  Capital expenditures included in Investing Activities...$     (126.9)$     (76.7) $     (35.5) $   (136.9)  $  (35.6)

OPERATING DATA:
  Barrel miles (billions).................................         389         384          385         366        358
  Deliveries (thousands of barrels per day)
    United States.........................................         960         901          876         795        757
    Eastern Canada........................................         552         550          533         531        531
                                                          ------------ -----------  -----------  ----------   --------
                                                                 1,512       1,451        1,409       1,326      1,288
                                                          ============ ===========  ===========  ==========   ========

------------------

(1) 1996 results reflect the impact of the Settlement Agreement between the Partnership and customer representatives on all outstanding contested tariff rates. 1995 results reflect the impact of the June 1995 FERC decision.

(2) Operating expenses include provisions for prior years' rate refunds of $20.1 million and $22.9 million in 1996 and 1995, respectively.

(3) The General Partner's allocation of net income has been deducted before calculating net income per unit as follows: 1997, $4.4 million; 1996, $1.6 million; 1995, $1.2 million; 1994, $1.4 million; and 1993, $0.7 million.

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

         The Partnership is continuing its efforts to further expand the pipeline system. Significant progress was made on the System Expansion Program II ("SEP II"), which primarily involves the construction of a new pipeline from Superior, Wisconsin to the Chicago, Illinois area. When complete, SEP II will provide an additional 170,000 barrels per day of delivery capacity on the Partnership's pipeline from Superior to Chicago. During the past year, construction of the new pipeline, pump stations, and other system modification was begun. In addition to SEP II, during 1997 the Partnership announced a further staged expansion of the pipeline system to commence in 1998 which will provide the capability to transport a further 170,000 barrels per day of heavy crude oil by late 1999.

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

         Net income for 1997 was $25.9 million higher than net income in 1996. A 1996 non-recurring charge of $20.1 million related to prior years' rate refunds accounts for a majority of the increase. This provision, together with an interest accrual of $3.2 million, were recorded in 1996 in response to the Settlement Agreement. In addition, a combination of higher operating revenue and lower interest expense, partially offset by higher operating expense, led to the increase in net income. Per unit amounts increased significantly due to increased net income. The impact of increased net income on per unit amounts was somewhat offset by increased incentive income allocations to the General Partner primarily as a result of higher distribution levels, and an increase in the weighted average Common Units outstanding as a result of the October 1997 Class A Common Unit offering. Net income per unit was calculated using 24.4 million Common Units during 1997. Due to the issuance of 2.2 million Class A Common Units during October

1997, the weighted average number of Common Units outstanding will increase from
24.4 million Common Units in 1997 to 26.2 million Common Units in 1998 (excluding any additional Common Units that may be issued).

         Net income for 1996 was $12.8 million, or $0.51 per unit, greater than net income for 1995 primarily due to increased revenues and lower operating costs resulting from cost control activities of the General Partner. In addition, a lower provision for prior years' rate refunds during 1996 contributed to the increase in net income. During 1995, prior years' rate refunds and interest charges of $22.9 million and $1.5 million, respectively, were recorded in response to FERC Opinion No. 397, compared with $20.1 million and $3.2 million, respectively, recorded in 1996 as a result of the Settlement Agreement.

         Operating revenue for 1997 was $7.6 million greater than operating revenue for 1996 primarily due to increased deliveries and the transportation of a greater proportion of heavy crude oil (up 22% to 573,000 barrels per day). Operating revenue was also favorably impacted by the full year impact of a July 1996 tariff rate increase of 0.9%, and an additional 1.6% on July 1, 1997, as allowed under the FERC's indexing methodology. Operating revenue for 1996 and 1995 is computed at the tariff rates implied in the Settlement Agreement. Operating revenue for 1996 was $6.0 million higher than 1995 primarily due to a greater proportion of heavy crude oil deliveries (up 29% to 471,000 barrels per day) and the 1996 mid-year tariff rate increase. The tariff rate for heavier crude oil is greater than that for lighter crude oils primarily due to its higher viscosity which requires more power to pump. The Partnership's current tariff rate for medium and heavy crude oil deliveries to the Chicago area is approximately 7% and 18% higher, respectively, than that for lighter crude oils.

         Total 1997 operating expenses were $13.1 million less than 1996 operating expenses primarily due to the absence of a provision for prior years' rate refunds in 1997 as compared to the $20.1 million rate refund recorded in 1996 as a result of the Settlement Agreement. The decrease in total operating expenses was somewhat offset by higher power costs ($3.9 million) associated with a heavier crude oil mix, operational considerations, and increased deliveries. Depreciation expense for 1997 increased $1.8 million primarily due to growth in property, plant and equipment, somewhat offset by the impact of revised depreciation rates that became effective on July 1, 1996. The depreciation rates were revised to better represent the expected service life of the pipeline system. Other operating expenses increased $1.3 million primarily due to higher property taxes.

         Total 1996 operating expenses were $8.1 million less than in 1995 primarily due to lower power costs ($2.2 million), oil losses ($2.8 million) and provision for prior years' rate refunds ($2.8 million). Efficiencies gained from the Partnership's ongoing power cost management initiative, partially offset by the transportation of greater amounts of heavy crude oil, led to the decrease in power costs in 1996. Oil losses are impacted by operational considerations, including changing customer delivery requirements, and the volatility of crude oil prices, resulting in variances in the level of oil losses from year to year. Depreciation expense for 1996 increased only slightly over 1995 due to the impact of new depreciation rates, effective July 1, 1996.

         Interest expense for 1997 decreased $5.3 million from 1996 interest expense. This decrease was primarily due to lower balances and interest rates with respect to rate refunds payable, and increased capitalized interest attributable to greater construction work in process balances during 1997. These changes were partially offset by additional interest on greater average borrowings in 1997 under the Partnership's credit facility. Interest expense for 1996 was $3.6 million greater than in 1995 primarily due to the impact of additional borrowings under the Partnership's credit facility to finance enhancement capital expenditures including SEP I and additional interest accruals required in 1996 as a result of the Settlement Agreement ($1.7 million).

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

         In 1997, the Partnership made capital expenditures of $126.9 million, of which $84.9 million was for SEP II and $42.0 million was for other projects. With $7.1 million incurred in 1996, the remaining $308 million of the approximately $400 million total cost of SEP II is expected to be incurred in 1998. In addition to SEP II, the Partnership anticipates spending approximately $11.0 million for pipeline system enhancements and $11.0 million for core maintenance activities in 1998. Thereafter, ongoing capital expenditures are expected to average approximately $12.0 million on an annual basis (approximately 50% for enhancement and 50% for core maintenance of the pipeline system). Core maintenance activities, such as the replacement of equipment that is completing its useful life and preventive maintenance programs, are expected to be undertaken to enable the Partnership's pipeline system to continue to operate at its maximum operating capacity. Enhancements to the pipeline system, such as renewal and replacement of pipe, are expected to extend the life of the Lakehead System and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers. In addition, the Partnership anticipates it may incur other capital expenditures to significantly expand the pipeline system. In particular, the Partnership anticipates expending approximately $100 million and $38 million on the Terrace Project expansion program during 1998 and 1999 respectively. See"-- Future Prospects -- Lakehead System Expansion Projects."

         On an annual basis the Partnership makes expenditures of a capital and operating nature related to maintaining compliance of the Lakehead System with applicable environmental and safety regulations. Capital expenditure amounts for safety and environmental purposes comprise a portion of the routine core maintenance and enhancement capital expenditure amounts routinely incurred by the Partnership. Amounts are not readily segregated since individual projects may be undertaken for a variety of reasons in addition to environment and safety considerations. Other reasons for undertaking a project include age and condition, and improvement in the efficiency of pipeline operations. In addition to capital expenditures the Partnership incurs operating expenses of a safety and environmental nature. These amounts are not material in relation to the Partnership's results of operations. Environment, safety, and remediation expenditures, whether capital or operating, are not anticipated to vary materially from recent historical experience of the Partnership, and are not anticipated to adversely impact results of operations.

         In connection with the transfer of the pipeline business to the Partnership in 1991, the General Partner has agreed to indemnify the Partnership from and against substantially all liabilities, including liabilities related to environmental matters, arising from operations prior to the transfer. This indemnification does not apply to amounts that the Partnership would be able to recover through its tariffs or through insurance, or to any liabilities relating to changes in laws after December 27, 1991. The Partnership maintains insurance coverage approximating Cdn. $500 million for sudden and accidental discharges of crude oil and NGL. The General Partner considers this level of coverage and the Cdn. $1 million deductible appropriate in the Partnership's business environment.

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

         The Lakehead and IPL Systems (the "System") serve as a strategic link between the western Canadian oil fields and the markets of the Midwest U.S. and eastern Canada and currently operates at or near capacity. In response to the continuing trend of increasing supply of crude oil from western Canada and the growth of demand in the markets of the Midwest U.S., the Partnership plans not only to maintain the service capability of the existing Lakehead System but also to expand its capacity where appropriate. This is consistent with the Partnership's principal business objective which is to increase cash generated from its operations and the distribution of Available Cash. This strategy has enabled the Partnership to increase quarterly cash distributions to Common Unitholders from $0.59 per unit in 1992 to $0.78 per unit for the fourth quarter of 1997.

LAKEHEAD SYSTEM EXPANSION PROJECTS

         Key current and future expansion projects of the Partnership are summarized below:

     - SEP II-- This expansion program, which began in 1996, is expected to provide an additional 170,000 barrels per day of delivery capacity on the Lakehead System from Superior to Chicago. Current constraints on the capacity of the IPL System in western Canada, however, will limit incremental volumes reaching the Lakehead System to approximately 120,000 barrels per day. These capacity constraints are expected to be alleviated following the completion of the Terrace expansion program. See "--Terrace Expansion Program." SEP II, which is expected to cost approximately $400 million, was undertaken in response to apportionment of the existing capacity on the System among suppliers of western Canadian crude oil and NGLs. SEP II is being undertaken in conjunction with a Cdn. $140 million capacity expansion of the IPL System by IPL. SEP II is expected to be completed in early 1999.

     - Terrace Expansion Program-- This expansion program, which is being undertaken by the Partnership in conjunction with IPL, consists of a multi-stage expansion of both the Lakehead System and the IPL System. Subject to continued industry support, customer requirements and receipt of regulatory approvals, the General Partner and IPL anticipate that this expansion program will be completed over the period 1999 through 2005. The first phase of the Terrace expansion program is expected to provide an initial 95,000 barrels per day of added heavy crude oil capacity commencing in the first quarter of 1999, rising to a total of 170,000 barrels per day of added heavy crude oil capacity by the end of 1999. Phase one construction commenced in Canada in August 1998 and is expected to begin in the U.S. in September 1998. The first phase of Terrace is anticipated to cost the Partnership approximately $138 million for construction of facilities in the U.S., and IPL Cdn. $610 million for construction of facilities in Canada. The General Partner expects that approximately $100 million will be spent by the Partnership on its portion of Terrace in 1998 with the remaining balance to be spent in 1999. Subsequent phases of Terrace are dependent upon customer requirements and, if completed, are expected to provide up to 350,000 barrels per day of added heavy crude oil capacity in addition to the 170,000 barrels per day to be provided by the first phase of Terrace. Subject to completion of all phases of Terrace, and after allowing for anticipated declines in light crude oil production, total System delivery capability is expected to increase by 350,000 barrels per day.

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

IPL ENERGY PROJECTS

         IPL Energy Inc. ("IPL Energy"), the ultimate parent of the General Partner, is also engaged in North American crude oil pipeline projects which are related to the IPL and Lakehead Systems. The General Partner believes that certain of these projects are complementary to SEP II and the Terrace Project, even though they are not owned by the Partnership, since the projects may result in increased deliveries on the Lakehead System. Such projects are summarized below:

     - Mustang-- In 1996, a U.S. subsidiary of IPL Energy entered into a partnership ("Mustang Pipe Line Partners") with Mobil Illinois Pipe Line Company, a subsidiary of Mobil Oil Corporation, to own and operate a crude oil pipeline that connects the Lakehead System to the Patoka/Wood River refinery area and pipeline hub south of Chicago. The Partnership has entered into a joint tariff agreement with Mustang Pipe Line Partners covering future shipments of western Canadian crude oil over the Lakehead System and the Mustang pipeline. The joint tariff agreement provides for lower transportation costs to shippers desiring access to the Patoka/Wood River market area. The Mustang system has a capacity of approximately 100,000 barrels per day.

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

Montreal Extension Reversal

         The IPL System includes a section which extends from Sarnia, Ontario to Montreal, Quebec (the "Montreal Extension" or "Line 9"). The portion of the Montreal Extension from Sarnia to North Westover, Ontario is currently in west-to-east service and the portion of the Montreal Extension from North Westover to Montreal has been purged with nitrogen and remains available for service. IPL and a group of refiners have developed the Line 9 reversal project to enable crude oil imported into eastern Canada through facilities of Portland Pipe Line Corporation and Montreal Pipe Line Limited to be transported on Line 9 in an east-to-west direction from Montreal to the major refining centers in Ontario. The NEB approved construction of facilities as well as the tolling methodology for the Line 9 project on December 18, 1997. When construction is complete (expected in 1999), the reversed Line 9 is anticipated to have a capacity of approximately 160,000 barrels per day and will have an ultimate capacity of 240,000 barrels per day by 2000. While the reversal of the Montreal extension would result in IPL becoming a competitor of the Lakehead System for supplying crude oil to the Ontario market, such a reversal is expressly permitted by the agreements entered into at the time of formation of the Partnership.

         Although the General Partner anticipates that the reversal of Line 9 will result in a decline in deliveries over the Lakehead System to eastern Canada, such reversal is not anticipated to have a material adverse impact on the Partnership because displaced volumes are expected to be redirected to existing U.S. markets served by the Partnership. At December 31, 1997, the Partnership's published tariff rate to Chicago of $0.541 per barrel for light crude oil was approximately $0.076 per barrel less than the light crude oil rate to eastern Canada. The level of decline in deliveries over the Lakehead System to eastern Canada will be dependent upon the global crude oil market dynamics and the level of utilization of Line 9.

YEAR 2000 COMPUTER ISSUE

         The Year 2000 issue is a world-wide concern resulting from many existing computer hardware and software applications being initially designed to ignore the first two digits of the year. When these systems and applications must process dates both before and after January 1, 2000, the shortened year descriptions could cause system failures or erroneous results. Furthermore, the interdependence of computerized systems between the Partnership, its customers and suppliers as well as government agencies will play a significant role in the ability of the Partnership to conduct its business and exacerbates the risk of business interruptions due to Year 2000 problems.

         The Lakehead System is operationally dependent on the ability of the IPL System to transport crude oil and other liquid hydrocarbons from western Canada to reach markets in the United States and eastern Canada. Due to the integrated nature of these two pipeline systems, the Partnership's Year 2000 readiness program is being conducted in conjunction with IPL. IPL and the General Partner have established a Year 2000 project management office (the "PMO") to coordinate the joint system wide compliance work. The PMO works in conjunction with the General Partner to ensure timely completion of the Year 2000 initiatives for both pipeline systems.

         The PMO has implemented a course of action to identify and remediate non compliant at-risk systems including:

         - IT Hardware (mainframes, servers, Network LAN/WAN, desktop, peripheral software)

         - Application Software (business area and user developed applications)

         - Process Control Technology (Supervisory Control and Data Acquisition ("SCADA"), distribution components, pipeline devices)

         - Corporate Infrastructure (supply chain management embedded technology including facilities, security systems, vehicles)

         To address these issues, the PMO is utilizing both internal and external resources to identify, test, and reprogram or replace, as appropriate, all computerized systems and applications. No material resource constraints have been encountered to date and none are anticipated for project completion. In addition, an independent consultant has been retained to provide observations on the due diligence being exercised by management and, where appropriate, make recommendations based upon industry best practices.

         The PMO has compiled a comprehensive list of all computer hardware and software, embedded chip technologies and business processes including those having significant interdependence upon third party computer systems. A risk assessment and business impact analysis of each item has also been completed and the General Partner will attempt to diligently prioritize its efforts and resources to help ensure that all mission critical processes and assets are made to be compliant on a timely basis. Some mission critical systems, such as certain accounting systems which are being replaced under a business system upgrade project, are already known to be Year 2000 compliant, thereby reducing the risk of failure.

         The most significant mission critical system is the SCADA system, as the pipeline cannot operate without it. The SCADA system is used to control the entire pipeline system and the tank farms. Instrumentation along the pipeline measures and controls temperatures, pressures, volume flow, pump operation, valve operation control equipment and alarm states. Information is passed back and forth to Programmable Logic Controllers and on to microcomputers that run the Remote Telemetry Units ("RTU") software. The RTU's interface with the Pipeline Control Systems and Tank Farm Control Systems to effectively control, monitor and track liquid hydrocarbons flowing through the System. The Process Control Technology has been assigned the highest priority by the PMO.

         In addition, the PMO is contacting third parties whose systems may have a significant effect on the ability of the Partnership to continue to conduct its business without disruption from Year 2000 problems in order to ascertain whether these third parties will be Year 2000 compliant in advance of January 1, 2000. The most significant third party interdependencies are reliance on electrical and telecommunication suppliers as they provide the ability to transport crude oil and liquid hydrocarbons through the System. Feeder pipeline systems are also considered significant as they provide much of the hydrocarbons entering the System, as are the receiving connecting pipelines and refineries. The General Partner cannot as yet provide an assessment of these entities' Year 2000 compliance status.

         In the case of critical suppliers and feeder pipelines, joint testing initiatives will be implemented. Where timely assurance is not received, restrictions on use or replacement of vendors will be considered.

         In the review of the systems potentially impacted by the Year 2000 problem, consideration will be given by the General Partner and IPL to the repair, replacement, workaround, outsourcing and other methods of eliminating deficiencies. As of August 1998, the General Partner is involved in various stages of implementing its Year 2000 compliance initiatives and expects to have all mission critical processes and assets compliant by mid 1999, at which point lower risk systems will be conformed.

         Despite the General Partner's best efforts there can be no assurance that all systems and applications will continue without interruption through January 1, 2000 and beyond. Limited testing ability on commercial software packages and the complexity of identifying all embedded microprocessors that may be used in a great variety of hardware used for process or flow control, environmental, transportation, security, communication and other systems may result in missed systems. Additionally, despite ongoing dialogue with interdependent third parties there can be no assurance that their systems will be fully compliant. In the event of an embedded microprocessor failure, pipeline deliveries could be temporarily delayed until control procedures are re-established. Failures that result in substantial disruptions of business activities could be material to the Partnership.

         In order to deal with unforeseen Year 2000 problems that could arise and in an attempt to minimize business disruptions, the General Partner and IPL have commenced developing business contingency plans for all mission critical processes, systems, technologies and external relationships. These plans are expected to be completed by mid 1999.

         Preliminary costs estimates for achieving Year 2000 compliance for the Partnership are approximately $6 million, including $1 million in capital costs and $5 million of operating costs. Expenditures of approximately, $1.5 million, $4.0 million and $0.5 million are anticipated to be incurred in 1998, 1999, and 2000, respectively. Although Management believes this estimate to be reasonable, due to the complexities outlined above, there can be no assurance that the actual costs of the project will not differ materially from the estimated costs or that the Partnership will not be adversely affected by Year 2000 related issues.

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

     INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY INFORMATION AND FINANCIAL
                               STATEMENT SCHEDULES

                        LAKEHEAD PIPE LINE PARTNERS, L.P.



                                                                            PAGE
Financial Statements
      Report of Independent Accountants..................................    F-2
      Consolidated Statement of Income for the Years Ended
      December 31, 1997, 1996, 1995......................................    F-3
      Consolidated Statement of Cash Flows for the Years
      Ended December 31, 1997, 1996, 1995................................    F-4
      Consolidated Statement of Financial Position as at
      December 31, 1997 and 1996.........................................    F-5
      Consolidated Statement of Partners' Capital for the
      Years Ended December 31, 1997, 1996, 1995..........................    F-6
      Notes to the 1997 Consolidated Financial Statements................    F-7

Supplementary Information (Unaudited)
      Selected Quarterly Financial Data..................................   F-14



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





PRICE WATERHOUSE LLP

Minneapolis, Minnesota
January 12, 1998



-----------------------------------------------------------------------------------------------------------------------------
                                             LAKEHEAD PIPE LINE PARTNERS, L.P.
                                             CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------------------------------------------------------------------------
(dollars in millions, except per unit amounts)
-----------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                        1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenue (Note 9)                                                $  282.1         $    274.5        $   268.5
-----------------------------------------------------------------------------------------------------------------------------

Expenses
     Power                                                                    65.9               62.0             64.2
     Operating and administrative                                             68.0               66.7             70.1
     Depreciation                                                             40.1               38.3             38.0
     Provision for prior years' rate refunds (Note 9)                           --               20.1             22.9
-----------------------------------------------------------------------------------------------------------------------------
                                                                             174.0              187.1            195.2
-----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                             108.1               87.4             73.3
Interest and Other Income                                                      9.7                9.6              7.1
Interest Expense (Note 6)                                                    (38.6)             (43.9)           (40.3)
Minority Interest                                                             (0.9)              (0.7)            (0.5)
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                $   78.3         $     52.4        $    39.6
=============================================================================================================================
Net Income Per Unit (Note 4)                                              $   3.02               2.11        $    1.60
=============================================================================================================================
Weighted Average Units Outstanding (millions)                                 24.4               24.0             24.0
=============================================================================================================================
The accompanying notes to the consolidated financial statements are an integral part of these statements



-----------------------------------------------------------------------------------------------------------------------------
                                             LAKEHEAD PIPE LINE PARTNERS, L.P.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------
(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                        1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------------

Operating Activities
   Net Income                                                             $    78.3        $    52.4         $    39.6
   Adjustments to reconcile net income to cash
     provided from operating activities:
        Depreciation                                                           40.1             38.3              38.0
        Accrued rate refunds and related interest (Note 9)                      3.5             42.6              46.4
        Minority interest                                                       0.9              0.7               0.5
        Other                                                                   0.5              0.6               0.8
        Changes in operating assets and liabilities:
            Accounts receivable and other                                       4.8             (0.7)              4.3
            Materials and supplies                                             (0.1)            (1.6)             (0.7)
            General Partner and affiliates                                     (4.1)             0.2               0.2
            Accounts payable and other                                          3.4              3.6             (12.1)
            Interest payable                                                    2.1              0.7               1.1
            Property and other taxes                                            0.3             (1.1)              3.4
            Payment of rate refunds and related interest (Note 9)             (27.7)           (41.8)               --
-----------------------------------------------------------------------------------------------------------------------------
                                                                              102.0             93.9             121.5
-----------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Short-term investments, net                                                 29.8             (8.0)            (18.5)
   Additions to property, plant and equipment                                (126.9)           (76.7)            (35.5)
-----------------------------------------------------------------------------------------------------------------------------
                                                                              (97.1)           (84.7)            (54.0)
-----------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Issuance of variable rate financing                                           --             68.0              31.0
   Proceeds from unit issuance, net (Note 1)                                   99.2               --                --
   Distributions to partners (Note 3)                                         (75.3)           (63.9)            (62.9)
   Minority interest                                                            0.2             (0.7)             (0.6)
-----------------------------------------------------------------------------------------------------------------------------
                                                                               24.1              3.4             (32.5)
-----------------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                          29.0             12.6              35.0
Cash and Cash Equivalents at Beginning of Year                                 89.6             77.0              42.0
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                  $   118.6        $    89.6         $    77.0
=============================================================================================================================
The accompanying notes to the consolidated financial statements are an integral part of these statements



---------------------------------------------------------------------------------------------------------------------------
                                            LAKEHEAD PIPE LINE PARTNERS, L.P.
                                      CONSOLIDATED STATEMENT OF FINANCIAL POSITION
---------------------------------------------------------------------------------------------------------------------------
(dollars in millions)
---------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                 1997              1996
---------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
   Cash and cash equivalents                                                            $   118.6         $    89.6
   Short-term investments                                                                    53.9              83.7
   Due from General Partner and affiliates                                                    2.6                 -
   Accounts receivable and other                                                             22.4              27.2
   Materials and supplies                                                                     7.1               7.0
---------------------------------------------------------------------------------------------------------------------------
                                                                                            204.6             207.5
   Deferred Charges and Other                                                                 4.4               4.9
   Property, Plant and Equipment, Net (Note 5)                                              850.3             763.5
---------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 1,059.3         $   975.9
===========================================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Due to General Partner and affiliates                                                $       -         $     1.5
   Accounts payable and other                                                                20.2              16.8
   Interest payable                                                                           5.3               3.2
   Property and other taxes                                                                  11.4              11.1
   Current portion of accrued rate refunds and related interest (Note 9)                     29.0              29.0
---------------------------------------------------------------------------------------------------------------------------
                                                                                             65.9              61.6
Long-Term Debt (Note 6)                                                                     463.0             463.0
Accrued Rate Refunds and Related Interest (Note 9)                                           26.1              50.3
Minority Interest                                                                             2.5               1.4
Commitments and Contingencies (Note 10)
---------------------------------------------------------------------------------------------------------------------------
                                                                                            557.5             576.3
---------------------------------------------------------------------------------------------------------------------------

Partners' Capital
   Class A Common Unitholders
   (Units authorized and issued - 1997 - 22,290,000; 1996 - 20,090,000)                     461.6             376.3
   Class B Common Unitholder (Units authorized and issued - 3,912,750)                       36.7              21.7
   General Partner                                                                            3.5               1.6
---------------------------------------------------------------------------------------------------------------------------

                                                                                            501.8             399.6
---------------------------------------------------------------------------------------------------------------------------

                                                                                        $ 1,059.3         $   975.9
===========================================================================================================================
The accompanying notes to the consolidated financial statements are an integral part of these statements.


--------------------------------------------------------------------------------------------------------------------------------
                                                 LAKEHEAD PIPE LINE PARTNERS, L.P.
                                            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
--------------------------------------------------------------------------------------------------------------------------------

                                                               Class A         Class B
                                                               Common          Common           General
(dollars in millions)                                       Unitholders      Unitholders        Partner          Total
--------------------------------------------------------------------------------------------------------------------------------

Partners' capital at December 31, 1994                       $   409.3        $    23.5         $     1.6       $   434.4

Net income allocation                                             30.2              8.2               1.2            39.6

Distributions to partners                                        (51.6)           (10.0)             (1.3)          (62.9)
--------------------------------------------------------------------------------------------------------------------------------

Partners' capital at December 31, 1995                           387.9             21.7               1.5           411.1

Net income allocation                                             40.6             10.2               1.6            52.4

Distributions to partners                                        (52.2)           (10.2)             (1.5)          (63.9)
--------------------------------------------------------------------------------------------------------------------------------

Partners' capital at December 31, 1996                           376.3             21.7               1.6           399.6

Allocation of net proceeds from
unit issuance (Note 1)                                            85.6             12.6               1.0            99.2

Net income allocation                                             60.1             13.8               4.4            78.3

Distributions to partners                                        (60.4)           (11.4)             (3.5)          (75.3)
--------------------------------------------------------------------------------------------------------------------------------

Partners' capital at December 31, 1997                       $   461.6        $    36.7         $     3.5       $   501.8
================================================================================================================================
The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
               NOTES TO THE 1997 CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


(dollars in millions, except per unit amounts)
-------------------------------------------------------------------------------


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

DEFERRED FINANCING CHARGES

         Deferred financing charges are amortized on the straight line basis over the life of the related debt. Amortization expense utilizing the straight line method is not materially different from results using the effective interest method.

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

4.       NET INCOME PER UNIT

         Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of Class A and Class B Common Units outstanding. The General Partner's allocation is equal to an amount based upon its 1% general partner interest, adjusted to reflect an amount equal to incentive distributions and an amount required to reflect depreciation on the General Partner's historical cost basis for assets contributed on formation of the Partnership. Net income per unit was determined as follows:


-----------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                        1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                $     78.3       $      52.4       $    39.6
-----------------------------------------------------------------------------------------------------------------------------

Net income allocated to General Partner                                         (0.8)             (0.5)           (0.4)
Adjusted to reflect:
     Incentive distributions                                                    (3.5)             (1.0)           (0.7)
     Historical cost basis depreciation                                         (0.1)             (0.1)           (0.1)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                (4.4)             (1.6)           (1.2)
-----------------------------------------------------------------------------------------------------------------------------

Net income allocable to Common Units                                      $     73.9       $      50.8       $    38.4
=============================================================================================================================
Weighted average units outstanding (millions)                                   24.4              24.0            24.0
=============================================================================================================================
Net income per unit                                                       $     3.02       $      2.11       $    1.60
=============================================================================================================================

5.       PROPERTY, PLANT AND EQUIPMENT, NET


-----------------------------------------------------------------------------------------------------------------------------
                                                                                 Average
                                                                            Depreciation
December 31,                                                                       Rates        1997              1996
-----------------------------------------------------------------------------------------------------------------------------
Land                                                                          -            $     6.1         $     5.4
Rights-of-way                                                             3.6%                  12.6              12.4
Pipeline                                                                  4.1%                 519.6             506.1
Pumping equipment, buildings and tanks                                    4.6%                 355.4             310.8
Vehicles, office and communications equipment                            13.9%                  27.4              27.1
Construction in progress                                                      -                 87.4              22.4
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             1,008.5             884.2
Accumulated depreciation                                                                      (158.2)           (120.7)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           $   850.3         $   763.5
=============================================================================================================================


         Effective July 1, 1996, the Partnership revised the estimated service lives of its property, plant and equipment to better represent the service life of its pipeline system. Prior to this change, the average depreciation rate for rights-of-way was 4.0%, pipeline - 4.0%, pumping equipment, buildings and tanks
- 6.9% and vehicles, office and communications equipment - 6.2%. The change in depreciation rates resulted in 1996 net income being $1.8 million, or $0.07 per unit, higher than it would have been utilizing the prior rates.

6.       DEBT

--------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                 1997              1996
--------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes                                                                    $   310.0         $   310.0
Revolving Credit Facility Agreement                                                     $   153.0         $   153.0
                                                                                        $   463.0         $   463.0
==========================================================================================================================

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

REVOLVING CREDIT FACILITY AGREEMENT

         The Partnership has a $205.0 million Revolving Credit Facility Agreement which was amended in September 1996 to effectively reduce the interest rate spread, extend the maturity date to at least September 2001, and replace the standby fee with a facility fee. The maturity date is subject to extension on an annual basis. Upon drawdown, the loans are secured by a first lien on the mortgaged property that ranks equally with the Notes or may be fully collateralized with U.S. government securities. The facility contains restrictive covenants substantially identical to those in the Note Agreements, provides for variable interest rates and carries a facility fee of 0.075% (1996 - 0.085%) per annum on the entire $205.0 million. Prior to the September 1996 amendment, the Partnership paid a standby fee of 0.5% to the Services Partnership (Note 7) on the unutilized portion, by the Partnership, of the $205.0 million. At December 31, 1997 and 1996, $153.0 million of the facility was utilized and is classified as long-term debt. The interest rate on loans averaged 6.2% (1996 - 6.8%; 1995 - 6.9%) and was 6.2% at the end of 1997 (1996 - 6.0%).

INTEREST

         Interest expense includes $3.5 million related to accrued rate refunds (1996 - $9.7 million; 1995 - $7.3 million) and is net of amounts capitalized of $3.3 million (1996 - $2.4 million; 1995 - $1.0 million). Interest paid amounted to $39.9 million (1996 - $44.8 million; 1995 - $31.9 million).


7.       RELATED PARTY TRANSACTIONS

         The Partnership, which does not have any employees, uses the services of the General Partner and its affiliates for managing and operating its pipeline business. These services, which are reimbursed at cost in accordance with service agreements, amounted to $33.2 million (1996 - $33.9 million; 1995 - $33.8 million) and are included in operating and administrative expenses. At December 31, 1997, the Partnership has accounts payable to General Partner and affiliates of $3.9 million (1996 - $1.5 million).

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

8.       MAJOR CUSTOMERS

         Operating revenue received from major customers was as follows:

-----------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                        1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------------
Amoco Oil Company                                                         $   60.7         $     63.2        $    62.3
Mobil Oil Company of Canada Ltd.                                          $   42.5         $     37.2        $    34.7
Imperial Oil Limited                                                      $   33.2         $     35.4        $    31.4
=============================================================================================================================

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

         The Partnership provided for $42.6 million of rate refunds and related interest in 1996 to reflect the Settlement Agreement. Of the amount provided, rate refunds related to 1996 of $12.8 million have reduced operating revenue, with the prior years' portion, $20.1 million, separately stated as a provision for prior years' rate refunds. Rate refund interest expense for 1996 and prior year amounts totalling $9.7 million were recorded in interest expense. In 1995, the Partnership provided for $46.4 million of rate refunds and related interest to reflect a June 1995 FERC decision. Of the amount provided, rate refunds related to 1995 of $16.2 million reduced 1995 operating revenue, with the prior years' portion, $22.9 million, separately stated as a provision for prior years' rate refunds. Rate refund interest expense for 1995 and prior year amounts totalling $7.3 million were recorded in interest expense. The balance of the $120.0 million of accrued rate refunds and related interest required under the Settlement Agreement was provided for prior to 1995.

         Refunds required under the Settlement Agreement began in 1996 with $41.8 million repaid during the fourth quarter of 1996, with the remaining balance to be repaid through a 10% reduction in future rates. This reduction will continue until all refunds have been made, which is expected to occur sometime during the second half of 1999. During 1997, refunds of $27.7 million were made to customers and interest expense of $3.5 million was recorded by the Partnership. Interest expense will continue to accrue on the unpaid balance based on the 90-day Treasury bill rate.


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

OIL IN CUSTODY

         The Partnership transports crude oil and natural gas liquids ("NGLs") owned by its customers for a fee. The volume of liquid hydrocarbons in the Partnership's pipeline system at any one time approximates 12 million barrels, virtually all of which is owned by the Partnership's customers. Under terms of the Partnership's tariffs, losses of crude oil not resulting from the direct negligence of the Partnership may be apportioned among its customers. In addition, the Partnership maintains property insurance coverage with respect to crude oil and NGLs in the Partnership's custody. Insurance coverage is considered adequate to cover any foreseeable losses in the ordinary course of business.


11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. Short-term investments consist of high quality commercial paper.

         Based on the borrowing rates currently available for instruments with similar terms and remaining maturities, the carrying values of borrowings under the Revolving Credit Facility approximate fair value and the fair value of the First Mortgage Notes approximates $363 million (1996 - $344 million). Due to contractual arrangements defined in the Note Agreements, refinancing of the Notes would not result in any financial benefit to the Partnership.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of September, 1998.

                                  LAKEHEAD PIPE LINE PARTNERS, L.P.
                                  (REGISTRANT)

                                  By: Lakehead Pipe Line Company, Inc., as
                                      General Partner

                                       By: /s/ S. J. WUORI
                                           -----------------------------------
                                           S. J. Wuori, President