Form 10-Q/A
period 1998-06-30
LAKEHEAD PIPE LINE PARTNERS L P
filed 1998-09-15
CIK 880285

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
         ______________.

                      -------------------------------------

                         COMMISSION FILE NUMBER: 1-10934

                  --------------------------------------------


                       LAKEHEAD PIPE LINE PARTNERS, L. P.
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                     39-1715850
       (State of Incorporation,                         (I.R.S. Employer
            or Organization)                            Identification No.)

        LAKE SUPERIOR PLACE
      21 WEST SUPERIOR STREET
         DULUTH, MINNESOTA                                  55802-2067
       (Address of Principal                                (Zip Code)
         Executive Offices)

       Registrant's Telephone Number, Including Area Code: (218) 725-0100

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         The Registrant had 22,290,000 Class A Common Units outstanding as of August 31, 1998.

===============================================================================

                                EXPLANATORY NOTE

         The following Amendment No. 1 is being filed to amend Item 6 and to include as an Exhibit to the Form 10-Q the second amendment to the Company's Amended and Restated Revolving Credit Facility, dated June 16, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       Exhibits

                  10.1 Second Amendment to Amended and Restated Revolving Credit Agreement, dated June 16, 1998, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Services Limited Partnership, Lakehead Pipe Line Company, Limited Partnership and Bank of Montreal, The Toronto Dominion Bank, Canadian Imperial Bank of Commerce, ABN AMRO Bank, N.V. Cayman Islands Branch and Bank of Montreal, as agent.

                  27.1 Financial Data Schedule as of and for the six months ended June 30, 1998 (previously filed).

         b)       Reports on Form 8-K

                  A Current Report on Form 8-K was filed on July 21, 1998, submitting an audited Consolidated Statement of Financial Position of Lakehead Pipe Line Company, Inc. (the "General Partner Financials"), the General Partner of Lakehead Pipe Line Partners, L.P., at December 31, 1997 and 1996, together with the Report of Independent Accountants.

                  A Current Report on Form 8-K/A (Amendment No. 1) was filed on September 15, 1998, revising footnote 2 of the General Partner Financials, together with the Report of Independent Public Accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LAKEHEAD PIPE LINE PARTNERS, L. P.
                                         (Registrant)

                                         By: Lakehead Pipe Line Company, Inc.,
                                             as General Partner



                                         By: /s/ M.A. MAKI
                                            -----------------------------------
                                             M. A. Maki
                                             Chief Accountant
                                             (Principal Financial and
                                             Accounting Officer)


Date:  September 14, 1998

                                EXHIBIT INDEX



Exhibit
Number                        Description
------                        -----------
10.1                    Second Amendment to Amended and Restated Revolving
                        Credit Agreement, dated June 16, 1998, among Lakehead
                        Pipe Line Company, Inc., Lakehead Pipe Line Partners,
                        L.P., Lakehead Services Limited Partnership, Lakehead
                        Pipe Line Company, Limited Partnership and Bank of
                        Montreal, The Toronto Dominion Bank, Canadian
                        Imperial Bank of Commerce, ABN AMRO Bank, N.V. Cayman
                        Islands Branch and Bank of Montreal, as agent.

27.1 Financial Data Schedule as of and for the six months ended June 30, 1998 (previously filed).