Form 10-Q
period 1998-09-30
LAKEHEAD PIPE LINE PARTNERS L P
filed 1998-11-13
CIK 880285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from        to
                                                      ------    ------

                         Commission file number 1-10934

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
             (Exact name of Registrant as specified in its charter)


                     DELAWARE                            39-1715850
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

                             ------------------------

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

The Registrant had 22,290,000 Class A Common Units outstanding as at November 12, 1998.
================================================================================

                               TABLE OF CONTENTS


                                                                                                               PAGE

                          PART I. FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                  Consolidated Statement of Income
                    for the three month and nine month periods ended September 30, 1998 and 1997...........       1

                  Consolidated Statement of Cash Flows
                    for the nine month periods ended September 30, 1998 and 1997...........................       2

                  Consolidated Statement of Financial Position
                    as at September 30, 1998 and December 31, 1997.........................................       3

                  Consolidated Statement of Partners' Capital
                    for the nine months ended September 30, 1998...........................................       4

                  Notes to the Consolidated Financial Statements...........................................       4


ITEM 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............................................       6


                           PART II. OTHER INFORMATION

ITEM 1.         Legal Proceedings..........................................................................      12

ITEM 6.         Exhibits and Reports on Form 8-K...........................................................      13

SIGNATURE     .............................................................................................      14

     This Quarterly Report on Form 10-Q contains forward-looking statements and information that are based on the beliefs of the Partnership as well as assumptions made by and information currently available to the Partnership. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Partnership's current views with respect to future events and are subject to certain risks, uncertainties and assumptions including the Partnership's ability to complete expansion programs on time and within budget and to recover the costs of such expansions in its tariffs. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, forecasted, or projected. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements and information. For additional discussion of such risks, uncertainties and assumptions, see the Partnership's 1997 Annual Report on Form 10-K and Form 10-K/A.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME

--------------------------------------------------------------------------------

                                                                      Three months ended         Nine months ended
                                                                          September 30,             September 30,
 (unaudited; dollars in millions, except per Unit amounts)             1998         1997         1998          1997
---------------------------------------------------------------------------------------------------------------------

Operating Revenue                                                 $    70.2     $     72.3     $  217.5     $   207.9
---------------------------------------------------------------------------------------------------------------------


Expenses
   Power                                                               16.1           16.2         52.7          48.0
   Operating and administrative                                        16.5           19.2         49.8          50.9
   Depreciation                                                        10.4            9.8         31.2          29.3
---------------------------------------------------------------------------------------------------------------------


                                                                       43.0           45.2        133.7         128.2
---------------------------------------------------------------------------------------------------------------------

Operating Income                                                       27.2           27.1         83.8          79.7

Interest and Other Income                                               0.6            2.0          4.7           7.1

Interest Expense                                                       (5.0)          (9.5)       (18.0)         29.8)

Minority Interest                                                      (0.2)          (0.2)        (0.8)         (0.7)
---------------------------------------------------------------------------------------------------------------------


Net Income                                                        $    22.6     $     19.4     $   69.7     $    56.3
=====================================================================================================================



Net Income Per Unit (Note 3)                                      $    0.78     $     0.76     $   2.43     $    2.22
=====================================================================================================================



Cash Distributions Paid Per Unit (Note 4)                         $    0.86     $     0.78     $   2.50     $    2.14
=====================================================================================================================

See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                                  Nine months ended
                                                                                                    September 30,
(unaudited; dollars in millions)                                                                 1998          1997
--------------------------------------------------------------------------------------------------------------------

Operating Activities
   Net income                                                                                $   69.7        $ 56.3
   Adjustments to reconcile net income to
     cash provided from operating activities:
        Depreciation                                                                             31.2          29.3
        Interest on accrued rate refunds (Note 5)                                                 1.7           2.8
        Other                                                                                     0.6           1.1
        Changes in operating assets and liabilities:
           Accounts receivable and other                                                          3.0           6.1
           Materials and supplies                                                                (0.3)         (0.2)
           General Partner and affiliates                                                         2.1          (0.2)
           Accounts payable and other                                                             1.9          (0.3)
           Interest payable                                                                       3.5           8.8
           Property and other taxes                                                              (1.6)         (1.0)
           Payment of rate refunds and related interest (Note 5)                                (21.5)        (20.4)
-------------------------------------------------------------------------------------------------------------------


                                                                                                 90.3          82.3
-------------------------------------------------------------------------------------------------------------------


Investing Activities
   Additions to property, plant and equipment                                                  (351.4)        (79.5)
   Short-term investments, net                                                                   48.9          29.5
   Advances to affiliate                                                                        (19.9)           --
-------------------------------------------------------------------------------------------------------------------

                                                                                               (322.4)        (50.0)
-------------------------------------------------------------------------------------------------------------------


Financing Activities
   Issuance of variable rate financing                                                          187.0            --
   Loan from General Partner                                                                     37.0            --
   Distributions to partners                                                                    (70.8)        (53.5)
   Minority interest                                                                             (0.7)         (0.6)
   Other                                                                                         (0.3)           --
-------------------------------------------------------------------------------------------------------------------

                                                                                                152.2         (54.1)
-------------------------------------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents *                                                         (79.9)        (21.8)

Cash and Cash Equivalents at Beginning of Period                                                118.6          89.6
-------------------------------------------------------------------------------------------------------------------


Cash and Cash Equivalents at End of Period                                                   $   38.7        $ 67.8
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

--------------------------------------------------------------------------------

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

--------------------------------------------------------------------------------


                                                                                      September 30,       December 31,
(unaudited, except for December 31, 1997; dollars in millions)                             1998               1997
----------------------------------------------------------------------------------------------------------------------

                                     ASSETS
Current Assets
   Cash and cash equivalents                                                        $      38.7         $        118.6
   Short-term investments                                                                   5.0                   53.9
   Due from General Partner and affiliates                                                  0.5                    2.6
   Advances to affiliate                                                                   19.9                     --
   Accounts receivable and other                                                           19.4                   22.4
   Materials and supplies                                                                   7.4                    7.1
----------------------------------------------------------------------------------------------------------------------

                                                                                           90.9                  204.6
----------------------------------------------------------------------------------------------------------------------

Deferred Charges and Other                                                                  4.9                    4.4
----------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
   At cost                                                                              1,353.9                1,008.5
   Accumulated depreciation                                                              (183.4)                (158.2)
----------------------------------------------------------------------------------------------------------------------

                                                                                        1,170.5                 850.3
----------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,266.3         $      1,059.3
======================================================================================================================
                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable and other                                                       $      22.1         $         20.2
   Interest payable                                                                         8.8                    5.3
   Property and other taxes                                                                 9.8                   11.4
   Current portion of accrued rate refunds and related interest (Note 5)                   29.0                   29.0
----------------------------------------------------------------------------------------------------------------------

                                                                                           69.7                   65.9

Long-Term Debt                                                                            650.0                  463.0
Loan from General Partner                                                                  37.0                     --
Accrued Rate Refunds and Related Interest (Note 5)                                          6.3                   26.1
Minority Interest                                                                           2.6                    2.5
Contingencies (Note 6)
----------------------------------------------------------------------------------------------------------------------

                                                                                          765.6                  557.5
----------------------------------------------------------------------------------------------------------------------

Partners' Capital
   Class A Common Unitholders (Units authorized and issued - 22,290,000)                  458.6                  461.6
   Class B Common Unitholder (Units authorized and issued - 3,912,750)                     37.8                   36.7
   General Partner                                                                          4.3                    3.5
----------------------------------------------------------------------------------------------------------------------

                                                                                          500.7                  501.8
----------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,266.3         $      1,059.3
======================================================================================================================

See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

--------------------------------------------------------------------------------


                                                       Class A               Class B
(unaudited, except for December 31, 1997;               Common                Common       General
 dollars in millions)                              Unitholders            Unitholder       Partner             Total
----------------------------------------------------------------------------------------------------------------------


Partners' Capital at December 31, 1997               $   461.6              $   36.7       $   3.5         $     501.8

Net Income Allocation                                     52.8                  10.9           6.0                69.7

Distributions to Partners                                (55.8)                 (9.8)         (5.2)              (70.8)
----------------------------------------------------------------------------------------------------------------------


Partners' Capital at September 30, 1998              $   458.6                 $37.8       $   4.3         $     500.7

======================================================================================================================

See accompanying notes to the consolidated financial statements.


--------------------------------------------------------------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments which management considers necessary to present fairly the financial position as at September 30, 1998 and December 31, 1997; the results of operations for the three and nine month periods ended September 30, 1998 and 1997; and cash flows for the nine month periods ended September 30, 1998 and 1997. The results of operations for the three months and nine months ended September 30, 1998 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's 1997 Annual Report on Form 10-K and Form 10-K/A.

2.   Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," became effective for fiscal years beginning after December 15, 1997. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

     "Comprehensive Income" encompasses "Net Income" and other revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. These other components of comprehensive income include foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities. For the three month and nine month periods ended September 30, 1998 and 1997, the Partnership does not have any items of "other" comprehensive income. As such, the Partnership is not required to report comprehensive income in a separate financial statement.

3.   Net Income Per Unit

     Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of Class A and Class B Common Units outstanding. The General Partner's allocation is equal to an amount based upon its 1% general partner interest, adjusted to reflect an amount equal to incentive distributions and an amount required to reflect depreciation on the General Partner's historical cost basis for assets contributed on formation of the Partnership. Net income per unit was determined as follows:

-------------------------------------------------------------------------------------------------------------------

                                                              Three months ended                 Nine months ended
     (unaudited; dollars in millions,                           September 30,                       September 30,
     except per Unit amounts)                                 1998          1997                 1998         1997
-------------------------------------------------------------------------------------------------------------------

     Net income                                           $   22.6     $    19.4             $   69.7     $   56.3
-------------------------------------------------------------------------------------------------------------------

     Net income allocated to General Partner                  (0.2)         (0.2)                (0.7)        (0.6)

     Incentive distributions and
       historical cost depreciation adjustments               (1.8)         (1.0)                (5.3)        (2.4)
-------------------------------------------------------------------------------------------------------------------

                                                              (2.0)         (1.2)                (6.0)        (3.0)
-------------------------------------------------------------------------------------------------------------------

     Net income allocable to Common Units                 $   20.6     $    18.2             $   63.7     $   53.3
===================================================================================================================

     Common Units outstanding (millions)                      26.2          24.0                 26.2         24.0
===================================================================================================================

     Net income per unit                                  $   0.78     $    0.76             $   2.43     $   2.22
===================================================================================================================


4.   Cash Distribution

     On October 15, 1998, the Board of Directors of the General Partner declared a cash distribution for the quarter ended September 30, 1998, of $0.86 per unit. The distribution will be made on November 13, 1998, to Unitholders of record on October 30, 1998.

5.   Accrued Rate Refunds and Related Interest

     In 1996, the Federal Energy Regulatory Commission ("FERC") approved a settlement agreement ("Settlement Agreement") between the Partnership and customer representatives on all then outstanding contested tariff rates. The Settlement Agreement resulted in an approximate tariff rate reduction of 6% and total rate refunds and related interest of $120.0 million through the effective date of October 1, 1996. The rate refund and related interest is being repaid through a 10% reduction in tariff rates and, at September 30, 1998, the balance remaining was $35.3 million. This reduction will continue until all refunds have been made, which is expected to occur during the second half of 1999. Interest will continue to accrue on the unpaid rate refund balance based on the 90-day Treasury bill rate.

6.   Environmental Contingencies

     The Partnership is subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to liquid pipeline operations and the Partnership could, at times, be subject to environmental cleanup and enforcement actions. The General Partner manages this environmental risk through appropriate environmental policies and practices to minimize the impact to the Partnership. To the extent that the Partnership is unable to recover environmental costs in its rates (if not recovered through insurance), the General Partner has agreed to indemnify the Partnership from and against any costs relating to environmental liabilities associated with the pipeline system prior to its transfer to the Partnership in 1991. This excludes any liabilities resulting from a change in laws after such transfer. The Partnership continues to voluntarily investigate past leak sites for the purpose of assessing whether any remediation is required in light of current regulations, and to date no material environmental risks have been identified.


--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Net income for the nine months ended September 30, 1998 was $69.7 million, or $2.43 per unit, an increase of $13.4 million, or $0.21 per unit, over the same period last year due to higher operating revenue and lower interest expense, partially offset by higher operating expenses and lower interest and other income.

Operating revenue increased $9.6 million, to $217.5 million, primarily due to increased heavy crude oil deliveries. Deliveries averaged 1,575,000 barrels per day for the first nine months of 1998, up 5% from the 1,496,000 averaged for the first nine months of last year. Deliveries increased due to greater movement of crude oil from western Canada into the Midwest U.S. and increased receipts of crude oil in the Chicago, Illinois area for delivery to eastern Canada. System utilization, measured in barrel miles, was 295 billion for the first nine months of 1998, up 3% from the 287 billion for the first nine months of last year due to increased deliveries. The increased system utilization reflects, in part, the benefits of past pipeline expansion activities. The greater proportion of heavy crude oil contributes additional revenue because the tariff rate for heavy crude oil is greater than that for lighter crude oil due to the higher viscosity of heavy crude oil which makes it more expensive to pump.

Total operating expenses for the first nine months of 1998 were $5.5 million higher than the same period in 1997 due to increased power and depreciation costs, partially offset by decreased operating and administrative costs. Power costs increased $4.7 million primarily due to increased deliveries. Depreciation expense increased $1.9 million due to growth in property, plant and equipment. The decrease in operating and administrative costs of $1.1 million was due to increased capitalized costs of $2.3 million associated with the Partnership's System Expansion Program II ("SEP II"), offset by various cost increases totaling $1.2 million.

Interest and other income for the first nine months of 1998 was $2.4 million less than the same period in 1997 primarily due to lower interest income from lower cash balances as a result of SEP II (see " - General, - SEP II Project") and Terrace (see "- General, - Terrace Project") capital expenditures. Interest expense for the first nine months of 1998 was $11.8 million less than the same period in 1997 primarily due to increased capitalized interest in connection with the SEP II and Terrace capital expenditures.

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Net income for the three months ended September 30, 1998, was $22.6 million, or $0.78 per unit, an increase of $3.2 million, or $0.02 per unit over the same period last year, primarily due to decreased interest and operating expenses partially offset by lower operating revenue and interest and other income.

Operating revenue decreased $2.1 million, to $70.2 million, due to a decrease in the average length of haul during the third quarter of 1998 compared to the third quarter of 1997. Total deliveries averaged 1,530,000 barrels per day for the third quarter of 1998, approximately the same as the third quarter of 1997. System utilization, measured in barrel miles, was 95 billion for the third quarter of 1998, down 4% from 99 billion for the same period last year primarily due to the decreased average length of haul. The decrease in average length of haul is primarily attributable to increased receipts of crude oil in the Chicago area for delivery to markets northeast of Chicago, including eastern Canada.

Total operating expenses for the three months ended September 30, 1998, were $2.2 million less than the corresponding period in 1997, primarily due to a decrease in operating and administrative costs of $2.7 million, partially offset by the increase in depreciation costs of $0.6 million. Operating and administrative costs decreased primarily due to lower pipeline internal inspection costs in the third quarter of 1998 compared to the third quarter of 1997. Internal inspection costs decreased in the third quarter of 1998 due to the timing of the 1998 internal inspections, which were largely completed in the first half of the year. Depreciation expense increased due to growth in property, plant and equipment.

Interest and other income decreased $1.4 million and interest expense decreased $4.5 million in the third quarter of 1998 from the same period in 1997 for the same reasons noted above in "Results of Operations, Nine Months Ended September 30, 1998, Compared with Nine Months Ended September 30, 1997."

The results of operations for the three month and nine month periods ended September 30, 1998, should not be taken as indicative of the results of operations expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

The General Partner believes that the Partnership will continue to have adequate liquidity to fund future operating, investing and financing activities. The Partnership intends to fund the remaining portion of SEP II (see " - General, - SEP II Project"), Terrace (see " - General, - Terrace Project"), and ongoing capital expenditures with the proceeds from future equity and debt offerings, bank borrowings, cash generated from operating activities, and existing cash, cash equivalents and short-term investments. Cash distributions are expected to be funded with internally generated cash. The Partnership's ability to make future equity and debt offerings and the timing of any such offerings will depend on, among other factors, prevailing market conditions, interest rates and the financial condition of the Partnership at the time of any such offering.

In keeping with its financing plans, the Partnership has utilized a portion of its cash balance to finance its 1998 capital expenditures. Accordingly, at September 30, 1998, cash, cash equivalents and short-term investments totaled $43.7 million, down $128.8 million since December 31, 1997, as cash required for distributions and capital expenditures exceeded cash generated from operating activities and borrowings under the Partnership's Revolving Credit Facility. Of this $43.7 million, $24.7 million (or $0.86 per unit) will be used for the cash distribution payable November 13, 1998, with the remaining $19.0 million available for capital expenditures or other business needs.

Cash flow from operating activities for the first nine months of 1998 increased $8.0 million to $90.3 million from the corresponding period last year, due to increased earnings, partially offset by an increase in working capital requirements.

Capital expenditures for the first nine months of 1998 totaled $351.4 million, of which $298.3 million was for the SEP II project which consists primarily of a new pipeline from Superior, Wisconsin to the Chicago area. With $390.3 million total SEP II costs incurred through September 30, 1998, the remaining SEP II costs of $59.7 million are expected to be incurred in the fourth quarter of 1998 and the first quarter of 1999. In addition to SEP II, the Partnership anticipates spending approximately $100 million on the Terrace expansion program, $11.0 million for other pipeline system enhancements and $10.0 million for core maintenance activities in 1998. Through September 30, 1998 approximately $42.4 million of capital expenditures have been incurred on Terrace.

On July 22, 1998, Lakehead Pipe Line Company, Limited Partnership ("OLP"), the operating partnership of which the Partnership is a 99% owner, filed a shelf registration statement with the Securities and Exchange Commission for up to $400.0 million of debt financing. On October 1, the Partnership issued $200 million of senior unsecured notes pursuant to this registration statement in two tranches of $100 million each, with maturities of 2018 (with an interest rate of 7%) and 2028 (with an interest rate of 7.125%), respectively.

During the second quarter of 1998, the Board of Directors of the General Partner approved an increase in the size of the Partnership's Revolving Credit Facility from $205.0 million to $350.0 million in order to finance capital expenditures (primarily SEP II), pending possible refinancing of borrowings under the facility. In addition, certain covenants in the facility were modified to allow additional borrowings by the Partnership. Interest rates charged on the facility currently approximate 6%, and total borrowings under the facility were $340.0 million at September 30, 1998. In early October approximately $165 million of this facility was repaid following the issuance of the $200 million of senior unsecured notes by the OLP on October 1, 1998.

During the third quarter, the Board of Directors of the General Partner approved a lending facility from the General Partner to the Partnership to provide an alternative source of funds in the event that a disruption in the capital markets delays anticipated debt and equity issuances. Under this facility, in late September 1998, the Partnership borrowed $37.0 million from the General Partner. This loan was repaid in early October upon completion of the OLP's senior unsecured note offering.

The Partnership has entered into an easement acquisition agreement with Enbridge Holdings (Mustang) Inc. ("Enbridge Mustang") (formerly IPL Patoka Pipeline Holdings (U.S.A.) Inc.), an affiliate of the General Partner. Enbridge Mustang is acquiring certain real property for the purpose of granting pipeline easements to the Partnership in connection with SEP II. The Partnership has been and will continue to make non-interest bearing cash advances to Enbridge Mustang in order to provide for these real property acquisitions by Enbridge Mustang.


GENERAL

Year 2000 Computer Issue

The Year 2000 Readiness Program, which is being undertaken jointly by the Partnership, the General Partner and its Enbridge affiliates, continued on schedule, having attained several milestone points by September 30, 1998. The year 2000 project management team has compiled a comprehensive list of all computer hardware and software, embedded chip technologies and potentially impacted business processes including those having significant third party interdependencies. The team has also completed risk assessments and formulated testing strategies for the items listed. The Partnership is currently involved in various stages of implementing its year 2000 readiness initiatives and expects to have all critical processes and assets compliant by mid 1999, at which point lower risk systems will be remediated.

In order to address unforeseen year 2000 problems that could arise and in an attempt to minimize business disruptions, the Partnership is developing business contingency plans for all critical processes, systems, technologies and external relationships. These plans are expected to be completed by mid 1999.

For additional discussion of the year 2000 issue, see the Partnership's Form 10-K/A (Amendment No. 1) filed September 15, 1998.

SEP II Rights-of-Way Acquisition and Permitting

In May 1997, the Illinois Commerce Commission ("ICC") denied the Partnership's Application for a Certificate of Public Convenience and Necessity ("Certificate") for SEP II and the Illinois appellate courts have refused to overturn this decision. Obtaining a Certificate is a first step in obtaining eminent domain authority. Without condemnation authority, the cost to obtain rights-of-way in connection with SEP II has increased and project completion has been delayed. Nonetheless, the Partnership is continuing with its construction of SEP II and the acquisition of rights-of-way through negotiation with landowners.

SEP II Project

SEP II is more than 90% finished in Wisconsin, with the substantial completion of the new Line 14. The Partnership has nearly completed pressure testing of Line 14 in Wisconsin and is in the process of commissioning new pump stations. The Partnership has commenced pipeline construction in all four Illinois counties following receipt of the most significant construction permit from the U.S. Army Corps of Engineers. The Partnership is using its best efforts to complete SEP II in the first quarter of 1999 to coincide with the anticipated completion of Phase I of the Terrace project. Enbridge Pipelines Inc.
("Enbridge Pipelines") (formerly Interprovincial Pipe Line Inc.) and the General Partner are working with the Partnership's customers to develop an approach for the initial filling of Line 14 with crude oil. Based on discussions with customers, the line fill process will likely commence in the second quarter of 1999 following completion of line fill activities for the Terrace project. The timing of line fill activities could impact the timing of toll increases associated with SEP II and the Terrace Project (see " - General, - Terrace Project"). Discussions are ongoing with the customers concerning the appropriate timing of tariff increases for both expansion projects. The expected cost of SEP II has increased to approximately $450 million primarily due to increased costs of pipeline rights-of-way. The Partnership anticipates that the increased costs will not adversely impact the Partnership or its SEP II investment due to the tariff agreement in place with its major customers concerning SEP II.

While the Partnership believes a first quarter 1999 completion date can be achieved, delays in project completion or increased costs might result from the Partnership's need to obtain a permit in Illinois from the Board of the McHenry County Conservation District to bore underground a planned recreation trail. The Board recently voted against granting the permit under the proposed trail. The Partnership has filed suit in federal court challenging this action as an infringement on interstate commerce. The Partnership believes it will prevail in this matter; however, construction across the recreation trail will be delayed until the matter is resolved. The Partnership is assessing alternative approaches to resolving the issue outside of resolution through the courts.


Terrace Project

On April 16, 1998, the Partnership, in conjunction with affiliates Enbridge Inc. ("Enbridge"), of Calgary, Alberta (formerly IPL Energy Inc.), and Enbridge Pipelines announced the attainment of a tariff tolling agreement ("Terrace Agreement") with the Canadian Association of Petroleum Producers ("CAPP") with respect to the Terrace Project. CAPP is a trade association that represents nearly all of the Partnership's customers. The Terrace Agreement provides for a fixed toll increase of Cdn. $0.05 per barrel for transportation from Edmonton, Alberta to Chicago. The Cdn. $0.05 per barrel increase will be allocated between Enbridge Pipelines and the Partnership, with the Partnership's portion added as an incremental charge to the Partnership's SEP II tolls. The Terrace Agreement contains provisions that may increase or decrease the Cdn. $0.05 toll increase and may alter the allocation of the Cdn. $0.05 between Enbridge Pipelines and the Partnership.

On October 27, 1998, the Partnership filed with the FERC the Terrace Agreement and an earlier agreement signed with CAPP to cover the costs of SEP II, seeking advance approval for the contemplated tariff surcharges for Terrace and SEP II.

Terrace is a phased expansion program that is expected to ultimately provide an additional 520,000 barrels per day of heavy crude oil capacity for western Canadian producers seeking greater access to Midwest U.S. markets. The first phase of Terrace includes construction of new 36-inch diameter pipeline facilities from Kerrobert, Saskatchewan, to Clearbrook, Minnesota, which began in September 1998. The new pipeline will join existing 48-inch pipeline loops between Kerrobert and Clearbrook, creating another separate pipeline joining those locations. Subject to completion of all phases of Terrace, and after allowing for anticipated declines in light crude oil production, total system deliveries are expected to increase by 350,000 barrels per day.

Phase I of the Terrace Project is expected to provide an initial 95,000 barrels per day increase in capacity in the first quarter of 1999, rising to 170,000 barrels per day by the end of 1999. The completion date of Phase I of Terrace has been delayed approximately one month from the original anticipated date of January 15, 1999 due to slower receipt of key construction materials. Phase I is anticipated to cost the Partnership $138 million in the U.S., and Enbridge Pipelines Cdn. $610 million in Canada. The Partnership expects that it will spend approximately $100 million on its portion of Terrace in 1998 with the remaining $38 million to be spent in 1999. Subsequent phases of Terrace are subject to customer approval and are expected to provide the balance of the 350,000 barrels per day of added capacity.

Recent Developments

Enbridge and its affiliates are also engaged in certain North American crude oil pipeline projects the General Partner believes are complementary to the Partnership's expansion programs, even though the projects are not owned by the Partnership, since these projects may result in increased deliveries on the Partnership's pipeline system. Two of these projects in the early stages of construction are:

- Enbridge Pipelines (Toledo) Inc. ("Enbridge Toledo") (formerly IPL Toledo Pipe Line (U.S.A.) Inc.) has commenced construction of a pipeline that will connect the Partnership's facilities at Stockbridge, Michigan to refineries in Detroit, Michigan and Toledo, Ohio via 35 miles of new mainline pipe and 53 miles of leased capacity in an existing pipeline owned by other companies. Construction began in May 1998 on station upgrades and in September 1998 on the mainline with approximately 20% having been completed by the end of September. Agreements have been reached with the principal customers regarding the level of minimum utilization for the new pipeline. Enbridge Toledo is expected to begin operations in the first half of 1999 and to have an approximate capacity in excess of 80,000 barrels per day in heavy crude oil service.

- Enbridge Pipelines (Athabasca) Inc. ("Enbridge Athabasca") (formerly Wild Rose Pipe Line Inc.) has commenced construction of a new 30-inch pipeline for the delivery of heavy crude oil from the Athabasca oil sands region near Fort McMurray, Alberta to Hardisty, Alberta. At Hardisty, Enbridge Athabasca will access other pipeline systems including Enbridge Pipelines' system in western Canada. This project will provide new pipeline capacity to accommodate anticipated growth in crude oil production from the Athabasca and Cold Lake oil sands regions. Construction of the mainline is approximately 45% complete with project completion targeted for April 1999. When fully powered, the pipeline is expected to have an ultimate capacity of approximately 570,000 barrels per day.

Plummer, Minnesota Incidents

On two separate occasions, Partnership pipelines in northwestern Minnesota were damaged by a third party contractor. The first incident occurred on September 16, 1998, when approximately 5,700 barrels of crude oil were released from the Partnership's pipeline into a farm field adjacent to the community of Plummer, Minnesota. The Partnership's clean up and repair crews were on site within an hour of the incident. On September 18, 1998, the pipeline repairs were completed, the pipeline was restored to service and clean-up efforts were virtually complete. The Partnership estimates that $1.2 million will be required to completely repair and remediate the leak site. The Partnership anticipates that it will recover most of the repair and remediation costs from the responsible contractor's insurance carrier or the contractor.

On October 19, 1998, a separate leak on another pipeline owned by the Partnership resulted in the release of approximately 950 barrels of natural gas liquids ("NGL") into the same farm field as the September 16 leak. Partnership emergency response personnel and local emergency officials secured the leak site and later burned the released NGL. Upon excavation of the line, it was apparent that third-party damage was responsible for the leak. All four pipelines in the field were excavated to ensure no further unreported third party damage exists in the area. Costs associated with this incident are expected to approximate $0.3 million and the General Partner will pursue recovery of all costs for the incident from responsible parties and their insurance carriers.

Neither of these Plummer incidents are anticipated to adversely impact the Partnership.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Partnership). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The Partnership anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Partnership's results of operations or its financial position.

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

In late July and early August of 1998, the Partnership's directional drilling operations for SEP II construction caused a discharge of non-hazardous bentonite material in a wetlands area. The Partnership reported the discharge to the U.S. Army Corps of Engineers and the Illinois Department of Natural Resources. The EPA issued an order suspending the drilling and requiring the Partnership to submit a restoration and monitoring plan to assess potential long-term impact to the site. The EPA then issued a new order which allowed the drilling to continue. While the EPA still has the right to issue civil penalties and injunctive relief, the Partnership does not believe that any penalties that might later be assessed by the EPA will have a material impact on the financial condition of the Partnership.

In a letter dated August 19, 1998, the Illinois Attorney General informed the Partnership that it is seeking a penalty of $135,000.00 for a May 28, 1998, release of crude oil by the Partnership in Orland Park, Illinois. The Partnership and the Attorney General are in the process of negotiating this matter.

The Partnership received a Notice of Violation, dated October 29, 1998, from the Wisconsin Department of Natural Resources ("Wisconsin DNR"). The Notice alleges that the Partnership violated the conditions of a discharge permit obtained in connection with SEP II construction by failing to monitor discharges of water from construction trenches on certain occasions and by exceeding the effluent limitations set forth in the permit on certain occasions. The alleged violations occurred during June, July and August 1998. The Partnership has submitted its reply to the Notice and intends to cooperate with the Wisconsin DNR in an effort to resolve the issue and any penalties that may ensue.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

a)   Exhibits

     27.1 Financial Data Schedule as of and for the nine months ended September 30, 1998.

b)   Reports on Form 8-K

     A report on Form 8-K was filed on July 21, 1998, submitting an audited Consolidated Statement of Financial Position of Lakehead Pipe Line Company, Inc., the General Partner of Lakehead Pipe Line Partners, L.P., at December 31, 1997 and 1996, together with the Report of Independent Public Accountants. A report on Form 8-K/A was filed on September 15, 1998, amending footnote 2 to the Consolidated Statement of Financial Position of Lakehead Pipe Line Company, Inc., the General Partner of Lakehead Pipe
     Line Partners, L.P. at December 31, 1997 and 1996.

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




                                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                                                   (Registrant)

                           By:     Lakehead Pipe Line Company, Inc.
                                   as General Partner






                                      /s/M.A. Maki
                           ----------------------------------------------
                                         M. A. Maki
                                      Chief Accountant
                                   (Principal Financial and
                                      Accounting Officer)



                                       November 13, 1998

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




                                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                                                   (Registrant)

                           By:     Lakehead Pipe Line Company, Inc.
                                   as General Partner







                           ----------------------------------------------
                                         M. A. Maki
                                      Chief Accountant
                                   (Principal Financial and
                                      Accounting Officer)



                                       November 13, 1998