Form 10-Q
period 1999-03-31
LAKEHEAD PIPE LINE PARTNERS L P
filed 1999-05-14
CIK 880285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 1999

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to
                                                    -----  ----

                         Commission file number 1-10934

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                      39-1715850
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

                             ----------------------

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

The Registrant had 24,990,000 Class A Common Units outstanding as at May 14,
1999.

================================================================================

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                          PART I. FINANCIAL INFORMATION
ITEM 1.   Financial Statements

            Consolidated Statement of Income
              for the three month periods ended March 31, 1999 and 1998..............................       1

            Consolidated Statement of Cash Flows
              for the three month periods ended March 31, 1999 and 1998..............................       2

            Consolidated Statement of Financial Position
              as at March 31, 1999 and December 31, 1998.............................................       3

            Consolidated Statement of Partners' Capital
              for the three month period ended March 31, 1999........................................       4

            Notes to Consolidated Financial Statements...............................................       4

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations............................................       6

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.................................       9


                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings..........................................................................      10

ITEM 6.   Exhibits and Reports on Form 8-K...........................................................      11

SIGNATURE ...........................................................................................      12


      This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

      - the Partnership's dependence upon adequate supplies of and demand for western Canadian crude oil,

      - the price of crude oil and the willingness of shippers to ship crude oil when prices are low,

      - the Partnership's ability to complete Year 2000 readiness activities, and

      -   the effects of competition, in particular, by other pipeline systems.

If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements. For additional discussion of such risks, uncertainties and assumptions, see the Partnership's 1998 Annual Report on Form 10-K.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME

--------------------------------------------------------------------------------

                                                              Three months ended
                                                                   March 31,
(unaudited; dollars in millions, except per Unit amounts)     1999          1998
--------------------------------------------------------------------------------

Operating Revenue                                         $   74.0       $  72.9
--------------------------------------------------------------------------------

Expenses
   Power                                                      13.5          17.7
   Operating and administrative                               13.8          16.8
   Depreciation (Note 3)                                      13.5          10.4
--------------------------------------------------------------------------------

                                                              40.8          44.9
--------------------------------------------------------------------------------

Operating Income                                              33.2          28.0

Interest and Other Income                                      1.5           2.9

Interest Expense                                             (12.7)         (7.7)

Minority Interest                                             (0.3)         (0.3)
--------------------------------------------------------------------------------

Net Income                                                $   21.7       $  22.9
================================================================================




Net Income Per Unit (Note 4)                              $    0.75      $  0.80
================================================================================


Cash Distributions Paid Per Unit (Note 5)                 $    0.86      $  0.78
================================================================================


See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                      Three months ended
                                                                           March 31,
(unaudited; dollars in millions)                                       1999         1998
----------------------------------------------------------------------------------------
Cash Provided from Operating Activities
   Net income                                                        $  21.7    $   22.9
   Adjustments to reconcile net income to
     cash provided from operating activities:
        Depreciation                                                    13.5        10.4
        Interest on accrued rate refunds (Note 6)                        0.3         0.7
        Minority interests                                               0.3         0.3
        Other                                                            0.4         0.1
        Changes in operating assets and liabilities:
           Accounts receivable and other                                (2.7)        4.8
           Materials and supplies                                       (0.1)       (0.1)
           General Partner and affiliates                               (5.3)       (3.8)
           Accounts payable and other                                   (4.0)        3.5
           Interest payable                                             10.5         7.2
           Property and other taxes                                      2.1         3.0
           Payment of rate refunds and related interest (Note 6)        (7.3)       (7.2)
----------------------------------------------------------------------------------------


                                                                        29.4        41.8
----------------------------------------------------------------------------------------

Investing Activities
   Additions to property, plant and equipment                          (17.3)      (81.8)
   Short-term investments, net                                           -          36.4
   Advances to affiliate                                                 -          (6.9)
   Changes in construction payables                                    (34.8)       (3.1)
----------------------------------------------------------------------------------------


                                                                       (52.1)      (55.4)
----------------------------------------------------------------------------------------

Financing Activities
   Variable rate financing, net                                         20.0         -
   Loan from General Partner                                            25.0         -
   Distributions to partners                                           (24.5)      (21.8)
   Minority interest                                                    (0.3)       (0.2)
----------------------------------------------------------------------------------------

                                                                        20.2       (22.0)
----------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents *                                 (2.5)      (35.6)

Cash and Cash Equivalents at Beginning of Period                        47.0       118.6
----------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                           $  44.5    $   83.0
========================================================================================


* Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased. Short-term investments are marketable securities with a maturity of more than three months when purchased.

See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

--------------------------------------------------------------------------------

                                                                              March 31,    December 31,
(unaudited, except for December 31, 1998; dollars in millions)                  1999          1998
-------------------------------------------------------------------------------------------------------

                                     ASSETS
Current Assets
   Cash and cash equivalents                                               $     44.5    $     47.0
   Due from General Partner and affiliates                                        2.4           -
   Advances to affiliate                                                         32.0          32.0
   Accounts receivable and other                                                 27.9          25.2
   Materials and supplies                                                         7.2           7.1
---------------------------------------------------------------------------------------------------


                                                                                114.0         111.3
---------------------------------------------------------------------------------------------------


Deferred Charges and Other                                                        6.5           6.9
---------------------------------------------------------------------------------------------------


Property, Plant and Equipment
   At cost                                                                    1,504.3       1,487.3
   Accumulated depreciation                                                    (204.3)       (191.1)
---------------------------------------------------------------------------------------------------


                                                                              1,300.0       1,296.2
---------------------------------------------------------------------------------------------------


                                                                           $  1,420.5    $  1,414.4
===================================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Due to General Partner and affiliates                                   $      -      $      2.9
   Accounts payable and other                                                    14.5          53.3
   Interest payable                                                              16.0           5.5
   Property and other taxes                                                      14.0          11.9
   Accrued rate refunds and related interest (Note 6)                            21.7          28.7
---------------------------------------------------------------------------------------------------


                                                                                 66.2         102.3

Long-Term Debt                                                                  834.5         814.5
Loan from General Partner                                                        25.0           -
Minority Interest                                                                 2.6           2.6
Contingencies (Note 7)
---------------------------------------------------------------------------------------------------


                                                                                928.3         919.4
---------------------------------------------------------------------------------------------------


Partners' Capital
   Class A Common Unitholders
       (Units authorized and issued - 22,290,000) (Note 8)                      450.5         453.4
   Class B Common Unitholder (Units authorized and issued - 3,912,750)           37.3          37.3
   General Partner                                                                4.4           4.3
---------------------------------------------------------------------------------------------------


                                                                                492.2         495.0
---------------------------------------------------------------------------------------------------


                                                                           $  1,420.5    $  1,414.4
===================================================================================================

See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

--------------------------------------------------------------------------------

                                                        Class A             Class B
(unaudited, except for December 31, 1998;               Common              Common           General
 dollars in millions)                                 Unitholders          Unitholder        Partner            Total
---------------------------------------------------------------------------------------------------------------------

Partners' Capital at December 31, 1998               $   453.4             $    37.3        $  4.3             $495.0

Net Income Allocation                                     16.3                   3.3           2.1               21.7

Distributions to Partners                                (19.2)                 (3.3)         (2.0)             (24.5)
---------------------------------------------------------------------------------------------------------------------

Partners' Capital at March 31, 1999                  $   450.5             $    37.3        $  4.4             $492.2
=====================================================================================================================



See accompanying notes to the consolidated financial statements.


--------------------------------------------------------------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments which management considers necessary to present fairly the financial position as at March 31, 1999 and December 31, 1998; the results of operations for the three month periods ended March 31, 1999 and 1998; and cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's 1998 Annual Report on Form 10-K.

2.   Comparative Amounts

     Certain comparative amounts are reclassified to conform with the current quarter's financial statement presentation.

3.   Depreciation Rates

     Revised depreciation rates were filed with the Federal Energy Regulatory Commission ("FERC") to be effective on January 1, 1999, better representing the expected remaining service life of the pipeline system and coinciding with the in-service date for the System Expansion Program II ("SEP II"). Depreciation expense for the three-months ended March 31, 1999, is $1.6 million lower than it would have been under previous depreciation rates.

4.   Net Income Per Unit

     Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of Class A and Class B Common Units outstanding. The General Partner's allocation is equal to an amount based upon its 1% general partner interest, adjusted to reflect an amount equal to incentive distributions and an amount required to reflect depreciation on the General Partner's historical cost basis for assets contributed on formation of the Partnership. Net income per unit was determined as follows:

-------------------------------------------------------------------------------------------------------------------

     Three months ended March 31,                                                            1999              1998
-------------------------------------------------------------------------------------------------------------------
     Net income                                                                         $    21.7           $  22.9
-------------------------------------------------------------------------------------------------------------------

     Net income allocated to General Partner                                                 (0.2)             (0.2)

     Incentive distributions and historical cost depreciation adjustments                    (1.9)             (1.8)
-------------------------------------------------------------------------------------------------------------------

                                                                                             (2.1)             (2.0)
-------------------------------------------------------------------------------------------------------------------

     Net income allocable to Common Units                                               $    19.6           $  20.9
===================================================================================================================

     Common Units outstanding (millions)                                                     26.2              26.2
===================================================================================================================

     Net income per unit                                                                $    0.75           $  0.80
===================================================================================================================

5.   Cash Distribution

     On April 15, 1999, the Board of Directors of the General Partner declared a cash distribution for the quarter ended March 31, 1999, of $0.875 per unit. The distribution will be made on May 14, 1999, to Unitholders of record on April 30, 1999.

6.   Accrued Rate Refunds and Related Interest

     In 1996, FERC approved a settlement agreement ("Settlement Agreement") between the Partnership and customer representatives on all outstanding contested tariff rates. The Settlement Agreement resulted in an approximate tariff rate reduction of 6% and total rate refunds and related interest of $120.0 million through the effective date of October 1, 1996. The $21.7 million total rate refund balance remaining at March 31, 1999 is being repaid through a 10% reduction in tariff rates. This reduction will continue until all refunds have been made, which is expected to occur during the fourth quarter of 1999. Interest will continue to accrue on the unpaid balance based on the 90-day Treasury bill rate.

7.   Environmental Contingencies

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

8.   Common Units

     On April 28, 1999, the Partnership issued an additional 2,700,000 Class A Common Units, increasing the total number of Class A Common Units outstanding to 24,990,000, which, combined with the General Partner's contribution, provided net proceeds of approximately $119.7 million. Proceeds were used to repay indebtedness incurred under the Partnership's Revolving Credit Facility.

     Prior to this additional issuance of Class A Common Units, the General Partner held a 1% general partner interest and 14.8% limited partner interest in the Partnership, as well as a 1% general partner interest in Lakehead Pipe Line Company, Limited Partnership (the "Operating Partnership"). This resulted in an effective 16.6% combined interest in the Partnership by the General Partner. The Partnership owns a 99% limited interest in the Operating Partnership.

     Subsequent to this additional issuance of Class A Common Units, the General Partner has a 1% general partner and 13.4% limited partner interest in the Partnership, as well as a 1% general partner interest in the Operating Partnership. This results in an effective 15.3% combined interest in the Partnership.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net income for the first quarter of 1999 was $21.7 million, or $0.75 per unit, compared with 1998 first quarter net income of $22.9 million, or $0.80 per unit, a decrease of $1.2 million, or $0.05 per unit. The decrease in net income was primarily due to higher interest expense, partially offset by lower operating expenses.

Operating revenue for the first quarter of 1999 was approximately the same as first quarter 1998 as a decline in deliveries was largely offset by increased tariffs effective January 1, 1999. Deliveries averaged 1,394,000 barrels per day for the first quarter of 1999, down 12% from the 1,588,000 averaged for the first quarter of last year. This decrease stems primarily from low crude oil prices since mid-1998, which reduced the supply of crude oil available to the Partnership. First quarter deliveries were also adversely impacted by the process of filling new lines with crude oil and by maintenance activities at a number of refinery sites. The Partnership expects that average daily deliveries for 1999 will be approximately 1.5 million barrels per day, which is consistent with the estimate made in December 1998. System utilization, measured in barrel miles, was 89 billion for the first quarter of 1999, as compared to 99 billion for last year's first quarter, reflecting decreased deliveries by the Partnership.

Total operating expenses for the first quarter of 1999 decreased $4.1 million, or 9.1%, from the corresponding period of 1998. The decline resulted from lower power costs associated with reduced deliveries and lower operating and administrative costs due to cost control efforts by the Partnership and timing of maintenance activities. These savings were partially offset by increased depreciation expense resulting from the placing in service of SEP II. The depreciation expense increase was somewhat offset by revised depreciation rates filed with FERC to be effective on January 1, 1999, to better represent the expected remaining service life of the pipeline system and to coincide with the in-service date for SEP II. Depreciation expense for the three-months ended March 31, 1999, is $1.6 million lower than it would have been under previous depreciation rates.

Interest and other income for the first three months of 1999 was $1.4 million less than the same period in

1998 primarily due to lower interest income from lower cash balances as a result of SEP II and Terrace (see " - General, - Terrace Program") capital expenditures. Interest expense increased $5.0 million due to higher borrowings associated with the Partnership's expansion projects.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership anticipates that it will continue to have adequate liquidity to fund future recurring operating, investing and financing activities. The Partnership intends to fund the remaining portion of Terrace (see " - General, - Terrace Program") and ongoing capital expenditures with the proceeds from future equity and debt offerings, borrowings, cash generated from operating activities, and existing cash and cash equivalents. Cash distributions are expected to be funded with internally generated cash. The Partnership's ability to make future debt and equity offerings will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Partnership.

At March 31, 1999, cash and cash equivalents totaled $44.5 million, as compared to $47.0 million at December 31, 1998, as cash required for distributions and capital expenditures slightly exceeded cash generated from operating activities and borrowings under the Partnership's Revolving Credit Facility and from the General Partner. Of this $44.5 million, $25.3 million ($0.875 per unit) will be used for the cash distribution payable May 15, 1999, with the remaining $19.2 million available for capital expenditures or other business needs.

Due to changes in working capital, cash flow from operating activities for the first quarter of 1999 was $29.4 million, as compared with $41.8 million for the same period last year.

In late March 1999, the Partnership borrowed $25 million from the General Partner under an arrangement pursuant to which the General Partner is authorized to make loans from time to time to the Partnership, on an uncommitted basis, in an amount not to exceed $200 million. Interest on the loan accrued at a rate of 7.75%. This loan was repaid in early April.

On April 28, 1999, the Partnership issued an additional 2,700,000 Class A Common Units, increasing the total number of Class A Common Units outstanding to 24,990,000, which, combined with the General Partner's contribution, provided net proceeds of approximately $119.7 million. Proceeds were used to repay indebtedness incurred under the Partnership's Revolving Credit Facility.

Capital expenditures for the first quarter of 1999 totaled $17.3 million, of which $14.0 million was for the first phase of the Terrace program (see " - General, - Terrace Program"). The first phase of the Terrace program is largely complete with $126.7 million of the anticipated $138.0 million total capital expenditures incurred through March 31, 1999. In addition to Terrace, the Partnership anticipates spending approximately $8.2 million for pipeline system enhancements and $13.5 million for core maintenance activities in 1999. Additional capital expenditures for SEP II will be incurred for minor restoration and clean-up work and finalization of rights-of-way costs. It is not anticipated that these expenditures will be material in comparison to the $450 million cost of the project.

GENERAL

Year 2000 Issue
---------------

The Year 2000 Readiness Program, which is being undertaken jointly by the Partnership and its Enbridge affiliates, continued on schedule, having attained several milestone points by March 31, 1999. Remediation, testing and deployment of critical systems that control the flow of crude oil and natural gas liquids in the Partnership's pipeline system are on target for completion by June 30, 1999.

In order to address unforeseen year 2000 problems that could arise and in an attempt to minimize business disruptions, the Partnership is developing business continuity plans for all critical processes, systems, technologies and external relationships. These plans are expected to be completed by mid 1999. As part of the continuity planning process, significant external relationships are being investigated. The most significant of these relationships are reliance on electrical and telecommunication suppliers as well as connecting pipelines and refineries.

For additional discussion of the year 2000 issue, see the Partnership's 1998 Annual Report on Form 10-K.

Terrace Program
---------------

The Terrace program, which is being undertaken by the Partnership in conjunction with Enbridge Pipelines Inc. ("Enbridge Pipelines"), the parent company of the General Partner, is a multi-phased expansion program. Subject to continued industry support, customer requirements and receipt of regulatory approvals, this multi-phased expansion program is expected to be completed over the period 1999 through 2005.

Phase I of the Terrace expansion program includes construction of new 36-inch diameter pipeline facilities from Kerrobert, Saskatchewan, to Clearbrook, Minnesota, which began in September 1998. The new pipeline will join existing 48-inch pipeline loops between Kerrobert and Clearbrook, creating another separate pipeline joining those locations. Phase I of the Terrace Program will be completed in two stages during 1999 and is expected to provide 170,000 barrels per day of added heavy crude oil capacity from the Canadian border to Superior, Wisconsin by September 1999. Of this additional capacity, approximately 95,000 barrels per day should be available during the second quarter of this year. Phase I is anticipated to cost the Partnership $138 million in the U.S., and to cost Enbridge Pipelines Cdn. $610 million in Canada. The Partnership expects that it will spend approximately $25.3 million on its portion of Terrace during 1999.

Subsequent to the completion of all phases of Terrace, and after allowing for anticipated declines in light crude oil production, total system delivery capability is expected to increase by approximately 350,000 barrels per day.

Tariff Matters
--------------

The Partnership filed a tariff agreement ("Tariff Agreement") with FERC providing for tariff rate surcharges commencing as of January 1, 1999 (with respect to SEP II) and April 1, 1999 (with respect to Terrace). This filing consolidated the Partnership's 1996 settlement agreement ("Settlement Agreement") with respect to SEP II and other significant agreements with customers concerning Terrace and the transportation of heavy crude oil. FERC approved the Tariff Agreement, which allows the Partnership to earn a return on its SEP II equity investment that varies with utilization of SEP II capacity on Enbridge Pipelines' system. Under the Tariff Agreement, return on SEP II equity can range from a minimum of 7.5% to a maximum of 15%.

Under the Tariff Agreement, the tariff rate surcharge for SEP II is approximately $0.11 per barrel for light crude oil to Chicago, Illinois. This surcharge allows the Partnership to recover the cost of service for SEP II facilities and earn a 7.5% return on SEP II equity investment during 1999.

The tariff rate surcharge for Terrace is approximately $0.013 per barrel for light crude oil to Chicago. This tariff surcharge is based upon the assumption that Phases II and III of Terrace will be completed. If these phases of Terrace are not completed, the Tariff Agreement provides that the Partnership will be allowed to increase the tariff surcharge on a cost of service basis to allow recovery of, and return on, the Partnership's Phase I Terrace investment including any revenue variances between the application of the toll increment and the annual cost of service of Terrace.

Other Developments
------------------

Enbridge and its affiliates have also recently completed additional North American crude oil pipeline projects. The Partnership believes that these projects, even though they are not owned by the Partnership, are complementary to and may result in increased deliveries on the Partnership's pipeline system. Two of these projects are:

- Enbridge Toledo - Enbridge has completed construction of a new pipeline that connects the Partnership's facilities at Stockbridge, Michigan to two refineries in the Toledo, Ohio area. This pipeline is anticipated to have capacity in excess of 80,000 barrels per day in heavy crude oil service and became available for service in early February 1999.

- Enbridge Athabasca - In March 1999, Enbridge completed construction of a new 30-inch diameter pipeline for the delivery of heavy crude oil from the Athabasca oil sands region near Fort McMurray, Alberta to Hardisty, Alberta. At Hardisty, the Athabasca pipeline accesses other pipeline systems including Enbridge Pipelines' system in western Canada. This project provides new pipeline capacity to accommodate anticipated growth in crude oil production from the Athabasca oil sands region. When fully powered, the Athabasca pipeline is anticipated to have an ultimate capacity of approximately 570,000 barrels per day. Enbridge has entered into a 30-year transportation arrangement with Suncor Energy Inc., the initial shipper on the pipeline.

--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

--------------------------------------------------------------------------------

The Partnership's market risk is primarily impacted by changes in interest rates. The Partnership has minimal foreign exchange risk and its cash flows are not significantly impacted by changes in commodity prices, as the Partnership does not own the crude oil and NGL it transports. However, commodity prices have a significant impact on the underlying supply and demand for crude oil and NGL that the Partnership transports. The Partnership does not currently hold or issue derivative instruments for trading or any other purposes.

The Partnership's market risk with respect to interest rate exposure is managed through its long-term debt ratio target, and its allocation of fixed and floating rate debt. Information about the Partnership's financial instruments that are sensitive to changes in interest rates has not changed from that presented in the Partnership's 1998 Annual Report on Form 10-K.

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


In late July 1998, the Partnership's directional drilling operations for SEP II construction caused a discharge of non-hazardous bentonite drilling mud in a wetlands area. The State of Illinois is pursuing an action relating to this discharge under Natural Resource Damage Assessment regulations of the Clean Water Act to seek compensation for damage to the wetlands area. It is expected that a settlement will be reached with the State to resolve the matter and that it will not have a material impact on the financial condition of the Partnership. The U.S. Environmental Protection Agency ("EPA") issued an information request on April 6, 1999, seeking information regarding the selection of the pipeline route through the wetlands area. The Partnership responded to the information request on April 20, 1999. The EPA has also informed the Partnership that it is preparing to file an administrative complaint in the next several weeks seeking a civil administrative penalty for violations of the Clean Water Act resulting from the bentonite discharges into the wetlands.

The Illinois Attorney General is seeking payment of a penalty of $98,000 and costs of $2,000 for a May 28, 1998, release of crude oil caused by a third party in Orland Park, Illinois. The Partnership and the Attorney General are negotiating the terms of a Consent Order to be entered by the Attorney General with the concurrence of the Partnership, the General Partner, and the third party.

The Partnership received a Notice of Violation, dated October 29, 1998, from the Wisconsin Department of Natural Resources ("Wisconsin DNR") that alleges the Partnership failed to monitor discharges of water from SEP II construction trenches on certain occasions and exceeded the effluent limitations set forth in a permit. The Partnership has submitted its reply to the notice and intends to cooperate with the Wisconsin DNR in an effort to resolve the issue and any penalties that may ensue. It is not anticipated that any penalty will have a material impact on the financial condition of the Partnership.

--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


a)   Exhibits

     27.1 Financial Data Schedule as of and for the three months ended March 31, 1999.

b)   Reports on Form 8-K

     A report on Form 8-K was filed on April 15, 1999, submitting an audited Consolidated Statement of Financial Position of Lakehead Pipe Line Company, Inc., the General Partner of Lakehead Pipe Line Partners, L.P., at December 31, 1998 and 1997, together with the Report of Independent Public Accountants. A report on Form 8-K/A was filed on April 19, 1999, for the sole purpose of including the conformed signature that was inadvertently omitted from the original filing dated April 15, 1999.

     A report on Form 8-K was filed April 16, 1999, submitting a press release dated April 15, 1999, announcing an increase in cash distribution and first quarter financial results. A report on Form 8-K/A was filed on April 19, 1999, for the sole purpose of including the conformed signature that was inadvertently omitted from the original filing dated April 16, 1999.

     A report on Form 8-K was filed April 26, 1999, submitting the final version of the Underwriting Agreement, entered into among the Partnership, the General Partner, Lakehead Pipe Line Company, Limited Partnership and the underwriters named therein in connection with the Partnership's public offering of 2,700,000 Class A Common Units, as well as a press release related thereto.

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




                                            LAKEHEAD PIPE LINE PARTNERS, L.P.
                                                     (Registrant)

                               By:     Lakehead Pipe Line Company, Inc.
                                       as General Partner



                                                 /s/ M.A. Maki
                               -------------------------------------------------
                                                     M.A. Maki
                                                 Chief Accountant
                                        (Principal Financial and Accounting
                                          Officer and Authorized Officer)



                                               Dated:  May 14, 1999