Form 10-Q
period 1999-06-30
LAKEHEAD PIPE LINE PARTNERS L P
filed 1999-08-13
CIK 880285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1999

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

                                 --------------

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

The Registrant had 24,990,000 Class A Common Units outstanding as at August 13, 1999.
================================================================================

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
                         PART I - FINANCIAL INFORMATION
ITEM 1.    Financial Statements

             Consolidated Statement of Income for the three month
               and six month periods ended June 30, 1999 and 1998..........................       1

             Consolidated Statement of Cash Flows
               for the six month periods ended June 30, 1999 and 1998......................       2

             Consolidated Statement of Financial Position
               as at June 30, 1999 and December 31, 1998...................................       3

             Consolidated Statement of Partners' Capital
               for the six month period ended June 30, 1999................................       4

             Notes to the Consolidated Financial Statements................................       4

ITEM 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................................       6

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk......................      10


                      PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................................      12

ITEM 6.    Exhibits and Reports on Form 8-K................................................      13

SIGNATURE  ................................................................................      14


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

     If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements. For additional discussion of these risks, uncertainties and assumptions, see the Partnership's 1998 Annual Report on Form 10-K.

--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------

                                                                       Three months ended          Six months ended
                                                                             June 30,                  June 30,
(unaudited; dollars in millions, except per Unit amounts)              1999           1998         1999         1998
--------------------------------------------------------------------------------------------------------------------
Operating Revenue                                                 $    80.4      $    74.4    $   154.4    $   147.3
--------------------------------------------------------------------------------------------------------------------

Expenses
   Power                                                               13.6           18.9         27.1         36.6
   Operating and administrative                                        16.8           16.5         30.6         33.3
   Depreciation (Note 3)                                               14.6           10.4         28.1         20.8
--------------------------------------------------------------------------------------------------------------------
                                                                       45.0           45.8         85.8         90.7
--------------------------------------------------------------------------------------------------------------------

Operating Income                                                       35.4           28.6         68.6         56.6

Interest and Other Income                                               0.7            1.2          2.2          4.1

Interest Expense                                                      (13.4)          (5.3)       (26.1)       (13.0)

Minority Interest                                                      (0.2)          (0.3)        (0.5)        (0.6)
--------------------------------------------------------------------------------------------------------------------

Net Income                                                        $    22.5      $    24.2    $    44.2    $    47.1
====================================================================================================================

Net Income Per Unit (Note 4)                                      $    0.71      $    0.85    $    1.46    $    1.65
====================================================================================================================

Cash Distributions Paid Per Unit (Note 5)                         $   0.875      $    0.86    $   1.735    $    1.64
====================================================================================================================


See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------



                                                                                Six months ended
                                                                                     June 30,
(unaudited; dollars in millions)                                              1999            1998
---------------------------------------------------------------------------------------------------
Cash Provided from Operating Activities
   Net income                                                             $   44.2         $   47.1
   Adjustments to reconcile net income to
     cash provided from operating activities:
        Depreciation                                                          28.1             20.8
        Interest on accrued rate refunds (Note 6)                              0.5              1.3
        Minority interests                                                     0.5              0.6
        Other                                                                 (0.6)            --
        Changes in operating assets and liabilities:
           Accounts receivable and other                                      (0.7)             5.2
           Materials and supplies                                             (0.5)            (0.2)
           General Partner and affiliates                                     (4.2)            (3.7)
           Accounts payable and other                                         (4.8)             4.0
           Interest payable                                                   (0.1)            (1.3)
           Property and other taxes                                           (2.5)            (2.8)
           Payment of rate refunds and related interest (Note 6)             (15.2)           (14.6)
---------------------------------------------------------------------------------------------------
                                                                              44.7             56.4
---------------------------------------------------------------------------------------------------
Investing Activities
   Short-term investments, net                                                 --              41.3
   Repayments from (advances to) affiliate                                     3.9             (6.8)
   Additions to property, plant and equipment                                (42.8)          (223.9)
   Changes in construction payables                                          (26.0)            (3.2)
---------------------------------------------------------------------------------------------------
                                                                             (64.9)          (192.6)
---------------------------------------------------------------------------------------------------
Financing Activities
   Variable rate financing, net                                              (55.0)           107.0
   Proceeds from unit issuance, net (Note 7)                                 119.7              --
   Distributions to partners                                                 (52.1)           (46.2)
   Minority interest and other                                                 0.7             (0.7)
---------------------------------------------------------------------------------------------------
                                                                              13.3             60.1
---------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents *                                       (6.9)           (76.1)

Cash and Cash Equivalents at Beginning of Period                              47.0            118.6
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                $   40.1         $   42.5
===================================================================================================

* Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased. Short-term investments are marketable securities with a maturity of more than three months when purchased.

See accompanying notes to the consolidated financial statements.

                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
--------------------------------------------------------------------------------

                                                                                     June 30,       December 31,
(unaudited, except for December 31, 1998; dollars in millions)                         1999             1998
----------------------------------------------------------------------------------------------------------------
                                                      ASSETS
Current Assets
   Cash and cash equivalents                                                        $     40.1        $     47.0
   Due from General Partner and affiliates                                                 1.3              --
   Advances to affiliate                                                                  28.1              32.0
   Accounts receivable and other                                                          25.9              25.2
   Materials and supplies                                                                  7.6               7.1
----------------------------------------------------------------------------------------------------------------
                                                                                         103.0             111.3
----------------------------------------------------------------------------------------------------------------
Deferred Charges and Other                                                                 7.5               6.9
----------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
   At cost                                                                             1,529.2           1,487.3
   Accumulated depreciation                                                             (218.3)           (191.1)
----------------------------------------------------------------------------------------------------------------
                                                                                       1,310.9           1,296.2
----------------------------------------------------------------------------------------------------------------
                                                                                    $  1,421.4        $  1,414.4
================================================================================================================
                                          LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Due to General Partner and affiliates                                            $     --          $      2.9
   Accounts payable and other                                                             22.5              53.3
   Interest payable                                                                        5.4               5.5
   Property and other taxes                                                                9.4              11.9
   Accrued rate refunds and related interest (Note 6)                                     14.0              28.7
----------------------------------------------------------------------------------------------------------------
                                                                                          51.3             102.3
Long-Term Debt                                                                           759.5             814.5
Minority Interest                                                                          3.8               2.6
Contingencies (Note 8)
----------------------------------------------------------------------------------------------------------------
                                                                                         814.6             919.4
----------------------------------------------------------------------------------------------------------------
Partners' Capital
   Class A Common Unitholders (Units authorized and issued
       24,990,000; 1998 - 22,290,000)                                                    551.7             453.4
   Class B Common Unitholder (Units authorized and issued - 3,912,750)                    49.4              37.3
   General Partner                                                                         5.7               4.3
----------------------------------------------------------------------------------------------------------------
                                                                                         606.8             495.0
----------------------------------------------------------------------------------------------------------------
                                                                                    $  1,421.4        $  1,414.4
================================================================================================================


See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                        LAKEHEAD PIPE LINE PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
--------------------------------------------------------------------------------


                                                       Class A             Class B
(unaudited, except for December 31, 1998;               Common              Common        General
 dollars in millions)                              Unitholders          Unitholder        Partner           Total
------------------------------------------------------------------------------------------------------------------

Partners' Capital at December 31, 1998                 $  453.4            $  37.3         $  4.3        $  495.0

Allocation of Net Proceeds from Unit                      106.2               12.4            1.1           119.7
   Issuance (Note 7)

Net Income Allocation                                      33.1                6.5            4.6            44.2

Distributions to Partners                                 (41.0)              (6.8)          (4.3)          (52.1)
------------------------------------------------------------------------------------------------------------------
Partners' Capital at June 30, 1999                     $  551.7            $  49.4         $  5.7        $  606.8
==================================================================================================================

See accompanying notes to the consolidated financial statements.


--------------------------------------------------------------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments which management considers necessary to present fairly the financial position as at June 30, 1999 and December 31, 1998; the results of operations for the three and six month periods ended June 30, 1999 and 1998; and cash flows for the six month periods ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's 1998 Annual Report on Form 10-K.

2.   Comparative Amounts

     Certain comparative amounts are reclassified to conform with the current period's financial statement presentation.

3.   Depreciation Rates

     Revised depreciation rates were approved by the Federal Energy Regulatory Commission ("FERC") to be effective on January 1, 1999, better representing the expected remaining service life of the pipeline system and coinciding with the in-service date for the System Expansion Program II ("SEP II"). Depreciation expense for the three month and six month periods ended June 30, 1999, is $1.8 million and $3.4 million lower, respectively, than it would have been under previous depreciation rates.

4.   Net Income Per Unit

     Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of Class A and Class B Common Units outstanding. The General Partner's allocation is equal to an amount based upon its 1% general partner interest, adjusted to reflect an amount equal to incentive distributions and an amount required to reflect depreciation on the General Partner's historical cost basis for assets contributed on formation of the Partnership. Net income per unit was determined as follows:


     -------------------------------------------------------------------------------------------------------------
                                                              Three months ended                  Six months ended
     (unaudited; dollars in millions,                             June 30,                            June 30,
     except per Unit amounts)                                 1999          1998                 1999         1998
     -------------------------------------------------------------------------------------------------------------
     Net income                                           $   22.5     $    24.2             $   44.2     $   47.1
     -------------------------------------------------------------------------------------------------------------

     Net income allocated to General Partner                  (0.3)         (0.3)                (0.5)        (0.5)

     Incentive distributions and
       historical cost depreciation adjustments               (2.2)         (1.7)                (4.1)        (3.5)
     -------------------------------------------------------------------------------------------------------------

                                                              (2.5)         (2.0)                (4.6)        (4.0)
     -------------------------------------------------------------------------------------------------------------

     Net income allocable to Common Units                 $   20.0     $    22.2             $   39.6     $   43.1
     =============================================================================================================

     Weighted Average Common
       Units outstanding (millions)                           28.1          26.2                 27.2         26.2
     =============================================================================================================

     Net income per unit                                  $   0.71     $    0.85             $   1.46     $   1.65
     =============================================================================================================

5.   Cash Distribution

     On July 15, 1999, the Board of Directors of the General Partner declared a cash distribution for the quarter ended June 30, 1999, of $0.875 per unit. The distribution will be made on August 13, 1999, to Unitholders of record on July 30, 1999.

6.   Accrued Rate Refunds and Related Interest

     In 1996, FERC approved a settlement agreement ("Settlement Agreement") between the Partnership and customer representatives on all outstanding contested tariff rates. The Settlement Agreement resulted in an approximate tariff rate reduction of 6% and total rate refunds and related interest of $120.0 million through the effective date of October 1, 1996. The $14.0 million total rate refund balance remaining at June 30, 1999 is being repaid through a 10% reduction in tariff rates. This reduction will continue until all refunds have been made, which is expected to occur during the fourth quarter of 1999. Interest will continue to accrue on the unpaid balance based on the 90-day Treasury bill rate.

7.   Common Units

     On April 28, 1999, the Partnership issued an additional 2,700,000 Class A Common Units, increasing the total number of Class A Common Units outstanding to 24,990,000. Combined with the General Partner's contribution, the offering provided net proceeds of $119.7 million. Proceeds were used to repay indebtedness under the Partnership's Revolving Credit Facility incurred to finance pipeline expansion projects.

     Prior to the April 28, 1999 issuance of Class A Common Units, the General Partner held a 1% general partner interest and 14.8% limited partner interest in the Partnership, as well as a 1% general partner interest in Lakehead Pipe Line Company, Limited Partnership (the "Operating Partnership"). This resulted in an effective 16.6% combined interest in the Partnership by the General Partner. The Partnership owns a 99% limited interest in the Operating Partnership.

     Subsequent to the April issuance of Class A Common Units, the General Partner has a 1% general partner and 13.4% limited partner interest in the Partnership, as well as a 1% general partner interest in the Operating Partnership. This results in an effective 15.3% combined interest in the Partnership.

8.   Environmental Contingencies

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

9.   Subsequent Event

     On July 15, 1999, the Partnership entered into an interest rate swap agreement with a notional amount of $50.0 million to hedge its variable rate indebtedness under the Partnership's Revolving Credit Facility. Under the three-year agreement, the Partnership makes or receives quarterly payments based on a fixed rate of 6.231%.


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Net income for the six months ended June 30, 1999, was $44.2 million, or $1.46 per unit, compared to $47.1 million, or $1.65 per unit, for the same period in 1998. The decline in net income for the first half reflects higher interest expense and lower interest income, which were partially offset by higher operating revenue and lower operating expenses.

Operating revenue for the first six months of 1999 increased $7.1 million, to $154.4 million, over the corresponding period in 1998 as declines in deliveries were more than offset by increased tariffs (see "- General, - Tariff Matters"). Deliveries averaged 1.386 million barrels per day for the first six months of 1999, compared to 1.598 million barrels per day for the same period of 1998. The reduction stems primarily from low crude oil prices in 1998 and early 1999 that continue to impact the supply of crude oil available to the Partnership. System utilization, measured in barrel miles, was 176 billion for the first six months of 1999, compared to 200 billion for the first half of last year, reflecting the decline in deliveries. With the recent emergence from the low crude oil price environment, continued strength and stability of oil prices are expected to result in modest growth in deliveries over the near term as western Canadian production returns to previous levels.

Total operating expenses for the first six months of 1999 decreased $4.9 million from the corresponding period last year. The decline resulted from lower power and operating and administrative costs offset by higher depreciation costs. Power costs decreased $9.5 million due to lower deliveries. Operating and administrative costs decreased $2.7 million primarily due to timing and cost control efforts by the Partnership. Depreciation expense increased $7.3 million primarily due to placing SEP II in service January 1, 1999, which was partially offset by reduced depreciation rates.

Interest expense for the first six months of 1999 was $13.1 million higher than the same period of 1998 due to higher borrowings associated with the Partnership's expansion projects.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Net income for the three months ended June 30, 1999, was $22.5 million, or $0.71 per unit, compared to $24.2 million, or $0.85 per unit, for the same period last year. The decline in quarterly results reflects higher interest expense, which was partially offset by higher operating revenue.

Operating revenue for the second quarter of 1999 was $80.4 million, an increase of $6.0 million over the corresponding period in 1998, as declines in deliveries were more than offset by increased tariffs. Deliveries averaged 1.377 million barrels per day for the second quarter of 1999, compared to 1.608 million barrels per day for the same period of 1998. As previously noted, the reduction stems primarily from low crude oil prices in 1998 and early 1999 that continue to impact the supply of crude oil available to the Partnership. Second quarter 1999 deliveries were also affected by scheduled and unscheduled maintenance activities at a number of refinery sites served by the Partnership. System utilization, measured in barrel miles, was 87 billion for the second quarter of 1999 compared to 101 billion for the same period in 1998, reflecting the decline in deliveries.

Total operating expenses for the three months ended June 30, 1999, decreased slightly by $0.8 million from the corresponding period in 1998. Decreased power costs of $5.3 million were largely offset by higher depreciation costs of $4.2 million. Power costs decreased due to lower deliveries. Depreciation expense increased due to placing SEP II in service January 1, 1999, which was partially offset by reduced depreciation rates.

As previously noted, interest expense for the second quarter of 1999 was $8.1 million higher than the same period of 1998 due to higher borrowings associated with the Partnership's expansion projects.

The results of operations for the three month and six month periods ended June 30, 1999 should not be taken as indicative of the results of operations expected for the full year.

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

At June 30, 1999, cash and cash equivalents totaled $40.1 million, as compared to $47.0 million at December 31, 1998, as cash required for distributions, repayments of variable rate financing and capital related expenditures exceeded cash generated from operating activities and proceeds from issuance of additional units. Of this $40.1 million, $27.9 million ($0.875 per unit) will be used for the cash distribution payable August 13, 1999, with the remaining $12.2 million available for capital expenditures or other business needs.

Due to increased working capital requirements, cash flow from operating activities for the first six months of 1999 was $44.7 million, as compared with $56.4 million for the same period last year.

On April 28, 1999, the Partnership issued 2,700,000 Class A Common Units, increasing the total number of Class A Common Units outstanding to 24,990,000. Combined with the General Partner's contribution, the offering provided net proceeds of $119.7 million. Proceeds were used to repay indebtedness under the Partnership's Revolving Credit Facility, incurred to finance pipeline expansion projects.

Capital expenditures for the first half of 1999 totalled $42.8 million, of which $18.2 million was for the first phase of the Terrace program (see " - General, - Terrace Program"). The first phase of the Terrace program is substantially complete with $130.9 million of the Partnership's anticipated $138.0 million total capital expenditures incurred through June 30, 1999. In addition to Terrace, the Partnership anticipates capital expenditures of $51.6 million in 1999 including $7.7 million for pipeline system enhancements, $13.7 million for core maintenance activities and additional capital expenditures related to SEP II that will be incurred for minor restoration and clean-up work and finalization of rights-of-way costs. It is not anticipated that these expenditures will be material in comparison to the $450.0 million cost of the SEP II project.

GENERAL

Terrace Program

The Terrace program, which is being undertaken by the Partnership in conjunction with Enbridge Pipelines Inc. ("Enbridge Pipelines"), the parent company of the General Partner, is a multi-phased expansion program of both the United States and Canadian portions of the pipeline system. Subject to continued industry support, customer requirements and receipt of regulatory approvals, this multi-phased expansion program is expected to be completed over the period 1999 through 2005.

Phase I of the Terrace expansion program is being completed in two stages during 1999 and is expected to provide 170,000 barrels per day of added heavy crude oil capacity from the Canadian border to Superior. The first stage of Phase I was substantially completed in the first quarter of 1999 and the second stage is expected to be completed in October 1999. Phase I is expected to cost the Partnership approximately $138.0 million for construction of facilities in the United States, and to cost Enbridge Pipelines approximately Cdn. $610.0 million for construction of facilities in Canada. Through June 30, 1999, the Partnership spent $130.9 million for construction of Phase I facilities in the United States.

Subsequent phases of Terrace will depend on customer requirements and, if completed, are expected to provide up to 350,000 barrels per day of heavy crude oil capacity in addition to the 170,000 barrels per day to be provided by Phase
I. Subject to completion of all phases of Terrace, and after allowing for anticipated declines in light crude oil production, total system delivery capability is expected to increase by approximately 350,000 barrels per day.

Other Developments

Enbridge Inc. ("Enbridge"), the ultimate parent company of the General Partner, and its affiliates have recently completed additional North American crude oil pipeline projects. The Partnership believes that these projects, even though they are not owned by the Partnership, are complementary to and will result in increased deliveries on the Partnership's pipeline system. These projects include:

     - Enbridge Toledo - Enbridge has completed construction of a new pipeline that connects the Partnership's facilities at Stockbridge, Michigan to two refineries in the Toledo, Ohio area. This pipeline has a capacity of 80,000 barrels per day in heavy crude oil service and became available for service in early February 1999.

     - Enbridge Athabasca - In March 1999, Enbridge completed construction of a new 30-inch diameter pipeline for the delivery of synthetic heavy crude oil from the Athabasca oil sands region near Fort McMurray, Alberta to Hardisty, Alberta. At Hardisty, the Athabasca pipeline accesses other pipeline systems including Enbridge Pipelines' portion of the system in western Canada. This project provides new pipeline capacity to accommodate anticipated growth in crude oil production in the Athabasca oil sands region. The Athabasca pipeline is anticipated to have an ultimate capacity of approximately 570,000 barrels per day. Enbridge has entered into a 30-year transportation arrangement with Suncor Energy Inc., the initial shipper on the pipeline.

Montreal Extension Reversal

The Enbridge Pipelines' system includes a section that extends from Sarnia, Ontario, to Montreal, Quebec ("Line 9"), which at one time flowed in a west-to-east direction. Enbridge Pipelines and a group of refiners developed the Line 9 reversal project which enables crude oil to be imported into eastern Canada through the facilities of Portland Pipe Line Corporation and Montreal Pipe Line Limited. During the second quarter of 1999, Line 9 began operations in an east-to-west direction from Montreal to the major refining centers in Ontario. Line 9 is being reversed in two stages. The first stage entered service in the second quarter of 1999 with a capacity of 120,000 barrels per day from Montreal to North Westover, Ontario. Construction to allow for full reversal is expected to be completed late in the third quarter or early in the fourth quarter of 1999 at a capacity of 240,000 barrels per day from Montreal to Sarnia. The reversal of Line 9 has resulted in Enbridge Pipelines becoming a competitor of the Partnership's system for supplying crude oil to the Ontario market. This reversal is expressly permitted by the agreements entered into at the time of formation of the Partnership.

The reversal of Line 9 has resulted in decreased deliveries over the Partnership's system to eastern Canada during the second quarter. The Partnership anticipates that displaced volumes originating in western Canada will be diverted to other markets in the Midwest U.S. The Partnership anticipates that U.S. domestic and foreign crude oil volumes that enter the Partnership's system in Chicago for delivery to eastern Canada will also decline from recent historical levels due to the reversal of Line 9. For additional information on the Line 9 reversal please refer to the Partnership's 1998 Annual Report on Form 10-K. The level of decline in deliveries over the Partnership's system to eastern Canada will be dependent upon global crude oil market dynamics and the level of utilization of Line 9.

Tariff Matters

The Partnership filed a tariff agreement ("Tariff Agreement") with FERC providing for tariff rate surcharges commencing as of January 1, 1999 for SEP II and April 1, 1999 for Terrace. This filing consolidated the Partnership's 1996 settlement agreement ("Settlement Agreement") for SEP II and other significant agreements with customers concerning Terrace and the transportation of heavy crude oil. The FERC approved the Tariff Agreement, which allows the Partnership to earn a return on its SEP II equity investment that varies with utilization of SEP II capacity on Enbridge Pipelines' portion of the system. Under the Tariff Agreement, the return on SEP II equity can range from a minimum of 7.5% to a maximum of 15%. For 1999, the tariff rate surcharge for SEP II is approximately $0.11 per barrel for light crude oil to Chicago, Illinois. This surcharge allows the Partnership to recover the cost of service for SEP II facilities and earn a 7.5% return on SEP II equity investment during 1999.

The tariff rate surcharge for Terrace is approximately $0.013 per barrel for light crude oil to Chicago. This tariff surcharge assumes completion of Phases II and III of Terrace. If these phases of Terrace are not completed, the Tariff Agreement provides that the Partnership will be allowed to increase the tariff surcharge on a cost of service basis to allow recovery of, and return on, the Partnership's Phase I Terrace investment, including any revenue variances between the application of the toll increment and the annual cost of service of Terrace.

Effective July 1, 1999, in compliance with the indexed rate ceilings allowed by FERC, the Partnership decreased its rates for transportation approximately 1.8%. The decrease in tariff rates is not expected to have a significant impact on the Partnership.

Year 2000

The Partnership's pipeline system is operationally dependent on the ability of Enbridge Pipelines to transport crude oil and other liquid hydrocarbons from western Canada to reach markets in the United States and eastern Canada. Due to the integrated nature of these two pipelines systems, the Partnership's Year 2000 Readiness Program is being conducted in conjunction with Enbridge Pipelines.

As at June 30, 1999, all of the Partnership and Enbridge Pipelines' mission critical systems have been remediated and tested according to the standards established by the Partnership and Enbridge Pipelines for the Year 2000 Remediation Program. Deployment is complete except for a few systems which will be put in service by the end of 1999. The Partnership and Enbridge Pipelines have also addressed substantially all lower priority systems and equipment with no significant remediation issues encountered. As at the reporting date, business continuity and contingency plans have been established for mission critical systems. Formation of a communications network that will be in place for the year-end rollover with key people on site and additional resources on call is being developed. In addition, the Partnership and Enbridge Pipelines are participating in industry task forces on Year 2000 readiness and have met and continues to monitor critical suppliers and customers.

As at June 30, 1999, the Partnership has incurred $1.5 million of operating and $0.3 million of capital costs. The Partnership expects that actual costs of the project will approximate the original cost estimate of $6.0 million referenced in the Partnership's 1998 Annual Report on Form 10-K.

--------------------------------------------------------------------------------
ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Partnership's market risk is primarily impacted by changes in interest rates. The Partnership's market risk with respect to interest rate exposure is managed through its long-term debt ratio target, its allocation of fixed and floating rate debt and interest rate swap agreements. Please refer to the Partnership's 1998 Annual Report on Form 10-K, and "Notes to the Consolidated Financial Statements", Note 9 "Subsequent Event" of this Form 10-Q.

As the Partnership does not own the crude oil and Natural Gas Liquids ("NGL") it transports, its cash flows are not significantly impacted by changes in commodity prices. However, commodity prices have a significant impact on the underlying supply and demand for crude oil and NGL that the Partnership transports.

The Partnership has minimal foreign exchange risk.

--------------------------------------------------------------------------------

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

In late July 1998, the Partnership's directional drilling operations for SEP II construction caused a discharge of non-hazardous bentonite drilling mud in a wetlands area. The State of Illinois is pursuing an action relating to this discharge under Natural Resource Damage Assessment regulations of the Clean Water Act to seek compensation for damage to the wetlands area. It is likely that a settlement will be reached with the State to resolve the matter and that it will not have a material impact on the financial condition of the Partnership.

In a separate action related to the drilling mud discharge in the wetlands area, the U.S. Environmental Protection Agency ("EPA") issued an information request on April 6, 1999, seeking information regarding the selection of the pipeline route through the wetlands area. The Partnership responded to the information request on April 20, 1999. The EPA has also informed the Partnership that it is preparing to file an administrative complaint seeking a civil administrative penalty for violations of the Clean Water Act resulting from the bentonite discharges into the wetlands. Representatives of the Partnership have met with the EPA and are continuing to negotiate with regard to the amount of the penalty to be assessed and the potential to enter into a Consent Order simultaneously with the filing of the complaint. It is not anticipated that the penalty will have a material impact on the financial condition of the Partnership.

The Illinois Attorney General is seeking payment of a penalty of $98,000 and costs of $2,000 for a May 28, 1998, release of crude oil caused by a third party in Orland Park, Illinois. The Partnership and the Attorney General are negotiating the terms of a Consent Order to be entered by the Attorney General with the concurrence of the Partnership, the General Partner, and the third party. The Partnership has also filed suit against the third party to recoup the penalty and all other costs incurred by the Partnership in connection with the May 28 release.

The Partnership received a notice dated June 8, 1999, from the Wisconsin Department of Natural Resources ("WDNR") informing the Partnership that the WDNR had referred alleged violations of state pollution control regulations to the Wisconsin Department of Justice for further action. The first violation alleges that the Partnership failed to monitor discharges of water from SEP II construction trenches on certain occasions in the summer of 1998 and exceeded the effluent limitations set forth in a permit. The WDNR had issued a Notice of Violation on October 29, 1998, with regard to these alleged violations to which the Partnership had replied on November 10, 1998. The second violation noted in the June 8 notice alleges that the Partnership had failed to immediately report a release of NGL's from its Superior, Wisconsin, Terminal in mid-January 1999. Although it appears likely that a penalty will be assessed, it is not anticipated that the penalty will have a material impact on the financial condition of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
a)   Exhibits

     27.1 Financial Data Schedule as of and for the six months ended June 30, 1999.

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




                                     LAKEHEAD PIPE LINE PARTNERS, L.P.
                                               (Registrant)

                                   By: Lakehead Pipe Line Company, Inc.
                                       as General Partner








                                               /s/M.A. Maki
                                        ---------------------------
                                                M. A. Maki
                                             Chief Accountant
                                         (Principal Financial and
                                            Accounting Officer)






                                          Dated: August 13, 1999