Form 10-Q
period 2000-09-30
LAKEHEAD PIPE LINE PARTNERS L P
filed 2000-11-07
CIK 880285

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The Registrant had 24,990,000 Class A Common Units outstanding as at November 7, 2000.

    This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on the Lakehead Pipe Line Partners, L.P.'s (the "Registrant" or "Partnership") beliefs as well as assumptions made by and information currently available to the Partnership. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAKEHEAD PIPE LINE PARTNERS, L.P.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
	(unaudited; dollars in millions, except per unit amounts)
Operating Revenue	$74.9	$79.6	$232.0	$234.0

Expenses
Power	10.8	12.7	35.6	39.8
Operating and administrative	19.8	18.7	57.1	49.3
Depreciation	15.3	14.8	45.8	42.9

	45.9	46.2	138.5	132.0

Operating Income	29.0	33.4	93.5	102.0
Interest and Other Income	0.5	0.5	2.8	2.7
Interest Expense	(15.1)	(13.9)	(44.9)	(40.0)
Minority Interest	(0.2)	(0.2)	(0.6)	(0.7)

Net Income	$14.2	$19.8	$50.8	$64.0

Net Income Per Unit (Note 3)	$0.42	$0.60	$1.53	$2.06

Cash Distributions Paid Per Unit (Note 4)	$0.875	$0.875	$2.625	$2.61

See accompanying notes to the consolidated financial statements.

LAKEHEAD PIPE LINE PARTNERS, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2000	1999
	(unaudited; dollars in millions)
Cash Provided from Operating Activities
Net income	$50.8	$64.0
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	45.8	42.9
Interest on accrued rate refunds (Note 5)	—	0.7
Minority interest	0.6	0.7
Other	(3.1)	0.3
Changes in operating assets and liabilities:
Accounts receivable and other	(1.8)	(3.6)
Materials and supplies	(0.3)	(0.6)
General Partner and affiliates	0.5	1.3
Accounts payable and other	(3.8)	(5.9)
Interest payable	10.8	11.1
Property and other taxes	(1.4)	(0.9)
Payment of rate refunds and related interest (Note 5)	—	(23.1)

	98.1	86.9

Investing Activities
Repayments from affiliate	1.3	13.9
Additions to property, plant and equipment	(10.6)	(58.2)
Changes in construction payables	(2.2)	(36.1)

	(11.5)	(80.4)

Financing Activities
Variable rate financing, net	15.0	(40.0)
Proceeds from unit issuance, net (Note 7)	—	119.7
Distributions to partners	(82.8)	(79.7)
Minority interest and other	(0.9)	0.3

	(68.7)	0.3

Increase in Cash and Cash Equivalents*	17.9	6.8
Cash and Cash Equivalents at Beginning of Period	40.0	47.0

Cash and Cash Equivalents at End of Period	$57.9	$53.8

*
Cash equivalents are defined as highly marketable securities with a maturity of three months or less when purchased.

See accompanying notes to the consolidated financial statements.

LAKEHEAD PIPE LINE PARTNERS, L.P.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	September 30, 2000	December 31, 1999
	(unaudited, except for December 31, 1999; dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$57.9	$40.0
Advances to affiliate	6.2	7.5
Accounts receivable and other	33.3	31.5
Materials and supplies	7.7	7.4

	105.1	86.4

Deferred Charges and Other	9.1	6.0

Property, Plant and Equipment
At cost	1,577.7	1,568.4
Accumulated depreciation	(291.6)	(247.1)

	1,286.1	1,321.3

	$1,400.3	$1,413.7

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Due to General Partner and affiliates	$2.2	$1.7
Accounts payable and other	12.2	18.2
Interest payable	17.1	6.3
Property and other taxes	11.9	13.3

	43.4	39.5
Long-Term Debt	799.5	784.5
Minority Interest	3.3	3.6
Contingencies (Note 6)

	846.2	827.6

Partners' Capital
Class A Common Unitholders (Units authorized and issued—24,990,000)	504.5	533.1
Class B Common Unitholder (Units authorized and issued—3,912,750)	44.2	47.4
General Partner	5.4	5.6

	554.1	586.1

	$1,400.3	$1,413.7

See accompanying notes to the consolidated financial statements.

LAKEHEAD PIPE LINE PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

	Class A Common Unitholders	Class B Common Unitholder	General Partner	Total
	(unaudited, except for December 31, 1999; dollars in millions)
Partners' Capital at December 31, 1999	$533.1	$47.4	$5.6	$586.1
Net Income Allocation	37.0	7.1	6.7	50.8
Distributions to Partners	(65.6)	(10.3)	(6.9)	(82.8)

Partners' Capital at September 30, 2000	$504.5	$44.2	$5.4	$554.1

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments which management considers necessary to present fairly the financial position as at September 30, 2000 and December 31, 1999; the results of operations for the three and nine month periods ended September 30, 2000 and 1999; and cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's 1999 Annual Report on Form 10-K.

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

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
	(unaudited; dollars in millions, except per unit amounts)
Net income	$14.2	$19.8	$50.8	$64.0

Net income allocated to General Partner	(0.1)	(0.1)	(0.5)	(0.6)
Incentive distributions and historical cost depreciation adjustments	(2.1)	(2.2)	(6.2)	(6.3)

	(2.2)	(2.3)	(6.7)	(6.9)

Net income allocable to Common Units	$12.0	$17.5	$44.1	$57.1

Weighted Average Common Units outstanding (millions)	28.9	28.9	28.9	27.7

Net income per unit	$0.42	$0.60	$1.53	$2.06

4.  Cash Distribution

    On October 19, 2000, the Board of Directors of the General Partner declared a cash distribution of $0.875 per unit for the quarter ended September 30, 2000. The distribution will be made on November 14, 2000 to Unitholders of record on October 31, 2000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

    Net income for the nine months ended September 30, 2000, was $50.8 million, or $1.53 per unit, compared to $64.0 million, or $2.06 per unit, for the same period in 1999. The decline in net income stems primarily from lower pipeline utilization. This decline is a result of low crude oil prices in late 1998 and early 1999 that caused crude oil producers to limit their investment in oil producing facilities. Coupled with natural declines of crude oil reserves, reduced investment by oil producers has impacted short-term Partnership results due to lower volumes of crude oil being available for transport. The Partnership expects this situation to improve in 2001 and beyond (see—"Future Prospects").

    Operating revenue for the first nine months of 2000 decreased $2.0 million, to $232.0 million, over the corresponding period in 1999 due to declines in deliveries. These declines were partially offset by increased tariffs (see—"General,—Tariff Matters") associated with the System Expansion Program II ("SEP II") and the Terrace Expansion Program ("Terrace"). Deliveries averaged 1.331 million barrels per day for the first nine months of 2000, compared to 1.371 million barrels per day for the same period of 1999. The shortfall is due to the fact that the supply of crude oil has not recovered to anticipated levels. The crude oil supply was further adversely impacted by the effects of crude oil producer maintenance shutdowns and wetter than normal weather in western Canada, which impacted oil well tie-ins and other development activities. System utilization, measured in barrel miles, was 254 billion for the first nine months of 2000, compared to 265 billion for the first nine months of last year, reflecting the decline in deliveries.

    Expenses for the first nine months of 2000 increased by $6.5 million from the corresponding period last year as higher operating and administrative costs and higher depreciation expense were partially offset by lower power costs. Power costs decreased $4.2 million due to lower throughput volumes. Operating and administrative expense increased $7.8 million primarily due to higher oil measurement losses, higher property taxes associated with recent expansion projects and lower capitalized charges due to the decrease of construction activity in 2000. Oil measurement losses for the first nine months of 2000 were approximately $4.2 million higher compared to the 1999 period, partially due to the increase in crude oil prices. Depreciation expense increased $2.9 million primarily due to placing the Terrace Phase I project in service on April 1, 1999.

    Interest expense for the first nine months of 2000 was $4.9 million higher than the same period of 1999 primarily due to lower capitalized interest resulting from less construction activity during 2000.

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

    Net income for the three months ended September 30, 2000, was $14.2 million, or $0.42 per unit, compared to $19.8 million, or $0.60 per unit, for the same period last year. The decline in quarterly results relates to the factors noted in the previous section.

    Operating revenue for the third quarter of 2000 was $74.9 million, a decrease of $4.7 million over the corresponding period in 1999, due to a decline in deliveries. Deliveries averaged 1.272 million barrels per day for the third quarter of 2000, compared to 1.343 million barrels per day for the same period of 1999. As previously noted, the reduction stems primarily from the fact that supply has not recovered to anticipated levels. System utilization, measured in barrel miles, was 82 billion for the third quarter of 2000, compared to 89 billion for the same period in 1999, reflecting the decline in deliveries.

    Expenses for the three months ended September 30, 2000, decreased $0.3 million from the corresponding period in 1999 due to decreased power costs which were partially offset by increased depreciation and operating and administrative costs. Power costs decreased $1.9 million due to lower throughput volumes. The increase in operating and administrative costs of $1.1 million was due to higher oil loss measurement experience, a reduction in capitalized charges due to lower capital expenditures and higher costs for rents and leases. Depreciation costs increased $0.5 million primarily due to 1999 capital additions.

    Interest expense for the third quarter of 2000 was $1.2 million higher than the same period of 1999 primarily due to higher interest rates and higher debt balances related to recent expansion projects.

    The results of operations for the three month and nine month periods ended September 30, 2000 should not be taken as indicative of the results of operations expected for the full year.

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

    At September 30, 2000, cash and cash equivalents totaled $57.9 million, compared to $40.0 million at December 31, 1999, as cash generated from operating activities exceeded cash required for distributions and capital related expenditures. Of this $57.9 million, $27.9 million (or $0.875 per unit) will be used for the cash distribution payable November 14, 2000, with the remaining $30.0 million available for capital expenditures or other business needs.

    Cash flow from operating activities for the first nine months of 2000 was $98.1 million, compared to $86.9 million for the same period last year. The primary cause of this increase, $23.1 million, is attributable to the elimination of the rate refunds and related interest associated with the 1996 settlement agreement. The rate refund obligation was fully repaid during 1999 and the 10% tariff credit was cancelled effective November 22, 1999. This increase is partially offset by a $13.2 million reduction in net income in the year 2000.

    The Partnership anticipates spending approximately $13.0 million for pipeline system enhancements and $12.0 million for core maintenance activities in 2000. Excluding major expansion projects, ongoing capital expenditures are expected to average approximately $20.0 million on an annual basis (approximately 50% for core maintenance and 50% for enhancement of the pipeline system). Core maintenance activities, such as the replacement of equipment and preventive maintenance programs, will be undertaken to enable the Partnership's pipeline system to operate at its maximum sustainable operating capacity. Enhancements to the pipeline system, such as renewal and replacement of pipe, are expected to extend the life of the Lakehead System and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers.

General

Future Prospects

    Income and cash flows of the Partnership are sensitive to oil industry supply and demand in Canada and the United States and the regulatory environment. As the Partnership's pipeline system is operationally integrated with the Enbridge Pipelines Inc. ("Enbridge") system in western Canada, the Partnership's revenues are dependent upon the utilization of the Enbridge system by producers of western Canadian crude oil.

    The outlook for future growth is believed to be positive for the Partnership. Although crude oil prices have been strong for the past year, exploration and production activity initially lagged, as producers of western Canadian crude oil were cautious to invest in new production. As a result, total crude oil production in the western Canadian region declined in excess of 200,000 barrels per day in 1999, due to the curtailment of exploration and production activity. During the last few months, production has increased modestly and the outlook is for continuing growth. As a leading indicator for crude oil production, oil well completions have more than doubled from last year, as approximately 3,900 wells were completed in the first nine months of 2000 compared with 1,500 wells during the same period last year. Although there has been a bias toward natural gas drilling, crude oil exploration is now on the rise and this trend is expected to continue through 2001. This resurgence is also supported by external forecasts for oil prices over the next several years. Forecasts for the West Texas Intermediate crude oil benchmark are in the low-to-mid-twenty dollars per barrel range. The Partnership believes that these prices are sufficient to sustain continued growth in crude oil production from the Western Canadian Sedimentary Basin, particularly from the Alberta Oil Sands. Despite the increase in drilling activity over the last nine months, there is a lag between developing additional crude supplies and bringing those supplies on-stream to the pipeline system. As a result, it is anticipated that fourth quarter average daily deliveries on the Lakehead System will be modestly higher than the first nine months of 2000. However, increased operating revenue will likely be more than offset by higher line inspection and maintenance expenditures, which are traditionally completed in the fourth quarter. As a result, on an annual basis, the Partnership expects 2000 net income of approximately $65 million. This level of earnings could be adversely impacted by delays in completing a turnaround at a producer's oil sands plant, adverse weather conditions, unforeseen supply interruptions or other factors beyond the Partnership's control.

    The Partnership believes that its intermediate-term outlook of increasing demand for transportation services on the System has been confirmed by the Canadian Association of Petroleum Producers' recent approval of the Terrace Expansion Program Phase II. The project is designed to add 40,000 barrels per day of additional heavy crude oil capacity to the Enbridge system in western Canada by the first half of 2002. Forecast production, for which the phase is designed, is expected to access U.S. Midwest refineries via the Lakehead System. The Partnership is currently forecasting that record delivery levels will be achieved by the end of 2001 and that existing capacity will be fully utilized by 2002, when the incremental Phase II capacity is projected to become available.

    In the long-term, the Partnership is well positioned to benefit from increases in crude oil supply through a combination of existing capacity and planned future expansion. Canada has substantial reserves of non-conventional hydrocarbon resources consisting predominantly of oil sands deposits in the province of Alberta. Firms involved in the production of heavy and synthetic crude oil from the oil sands region of western Canada have announced expansion projects for the next 10 years with value in excess of Cdn $30 billion and representing over 2 million barrels per day of potential incremental production. If these projects are completed, they are projected to provide substantial increases in the production of heavy and synthetic crude oil in western Canada in the next several years. If these increases occur, they will support the long-term utilization of the Lakehead System.

Enbridge Line 9

    The Enbridge system includes a section referred to as "Line 9" (previously known as the "Montreal Extension") which was reversed in 1999 to flow from Montreal, Quebec to Sarnia, Ontario. The pipeline delivers off-shore crude oil imported into Quebec, through facilities of Portland Pipe Line Corporation and Montreal Pipe Line Limited, to refineries in Ontario. Line 9 has an annual capacity of approximately 240,000 barrels per day and for the first nine months of 2000, operated at approximately 203,000 barrels per day. The ongoing utilization level of the line will be dependent upon global crude oil market dynamics.

    The reversal of Line 9 resulted in decreased deliveries of light crude oil from the Lakehead System to Ontario beginning in the second quarter of 1999. Displaced volumes originating in western Canada are being diverted to other markets in the U.S. Midwest. During the first nine months of 2000, deliveries to Clearbrook, Minnesota and Chicago, Illinois increased compared to the same period last year, partially offsetting reductions in light crude deliveries to Ontario. Deliveries of U.S. domestic and foreign crude oil volumes between Chicago and Ontario decreased 63,000 barrels per day for first nine months of 2000 as compared to the same period in 1999 due to the reversal of Line 9. The level of decline in deliveries from the Lakehead System to Ontario will be dependent upon global crude oil market dynamics and the level of utilization of Line 9. For additional discussion on the impact of the Montreal Extension Reversal, see the Partnership's 1999 Annual Report on Form 10-K.

Tariff Matters

    On March 13, 2000, the Partnership filed a new tariff with the FERC, which took effect April 1, 2000. This new tariff reflects the annual adjustment to the SEP II cost of service surcharge, including an adjustment to reflect the 1999 actual SEP II cost of service and an estimate for 2000. The tariff allows the Partnership to recover the cost of service for SEP II facilities and earn a return on its SEP II equity investment, which varies with the utilization of SEP II capacity on the Enbridge system in western Canada. During 2000, the Partnership will earn a 7.5% return on its SEP II equity investment, the minimum provided in the SEP II Tariff Agreement. For 2001, the Partnership is forecasting a return in excess of 10% due to volume increases.

    Effective July 1, 2000, in compliance with the indexed rate ceilings allowed by FERC, the Partnership increased its rates for transportation by approximately 0.8%. This increase in tariff rates is not expected to have a material impact on the Partnership.

Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. The Partnership plans to adopt this Statement in 2001, as required. Although the Partnership has not determined the potential impact of implementing this Statement, preliminary expectations are for limited effects given the small amount of derivative activity at Lakehead.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Partnership's financial instrument market risk is primarily impacted by changes in interest rates. The Partnership's exposure to movements in interest rates is managed through its long-term debt ratio target, its allocation of fixed and floating rate debt, and the use of interest rate risk management agreements. Information about the Partnership's financial instruments that are sensitive to changes in interest rates has not changed materially from that presented in the Partnership's 1999 Annual Report on Form 10-K.

    As the Partnership does not own the crude oil and natural gas liquids ("NGL") it transports, its cash flows are not directly impacted by changes in commodity prices. However, commodity prices have a direct impact on the underlying supply and demand for crude oil and NGL that the Partnership transports.

    The Partnership has minimal foreign exchange risk, and has entered into forward contracts to hedge its exposure to movements of future exchange rates.

    The Partnership does not currently hold or issue derivative instruments for trading or any other speculative purpose.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Partnership is a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. The Partnership believes that the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Partnership.

    For information regarding other legal proceedings arising in 2000 or with regard to which material developments were reported during 2000, see Part II. Item 1., "Legal Proceedings," in the Form 10-Q filed for the quarters ending March 30, 2000 and June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits

    27.1  Financial Data Schedule as of and for the nine months ended September 30, 2000.

b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKEHEAD PIPE LINE PARTNERS, L.P. (Registrant)
By:	Lakehead Pipe Line Company, Inc. as General Partner
By:	/s/ J. L. BALKO J. L. Balko Chief Accountant (Principal Financial and Accounting Officer)
Dated: November 7, 2000

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999
Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE