Form 10-Q
period 2001-03-31
LAKEHEAD PIPE LINE PARTNERS L P
filed 2001-05-15
CIK 880285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

The Registrant had 24,990,000 Class A Common Units outstanding as at May 14, 2001.

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

If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q.  Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements. For additional discussion of such risks, uncertainties and assumptions, see the Partnership’s 2000 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAKEHEAD PIPE LINE PARTNERS, L.P.
CONSOLIDATED STATEMENT OF INCOME

	Three months ended March 31,
(unaudited; dollars in millions, except per unit amounts)	2001	2000

Operating Revenue	$71.9	$78.8

Expenses
Power	11.7	12.5
Operating and administrative	20.1	17.7
Depreciation	15.4	15.3
	47.2	45.5

Operating Income	24.7	33.3
Interest and Other Income	0.7	1.6
Interest Expense	(15.2)	(14.6)
Minority Interest	(0.1)	(0.2)

Net Income	$10.1	$20.1

Net Income Per Unit (Note 3)	$0.27	$0.62

Cash Distributions Paid Per Unit (Note 4)	$0.875	$0.875

See accompanying notes to the consolidated financial statements.

LAKEHEAD PIPE LINE PARTNERS, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
(unaudited; dollars in millions)	2001	2000

Cash Provided from Operating Activities
Net income	$10.1	$20.1
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	15.4	15.3
Other	1.1	(0.1)
Changes in operating assets and liabilities:
Accounts receivable and other	1.7	3.5
Oil Inventory	2.1	(1.3)
Materials and supplies	-	(0.3)
General Partner and affiliates	4.7	(0.4)
Accounts payable and other	(3.8)	(0.5)
Interest payable	12.5	10.3
Property and other taxes	2.9	2.9
	46.7	49.5
Investing Activities
Additions to property, plant and equipment	(2.4)	(0.2)
Repayments from affiliate	0.1	0.9
Changes in construction payables	(4.0)	(0.2)
	(6.3)	0.5

Financing Activities
Variable rate financing, net	-	(10.0)
Distributions to partners	(27.6)	(27.6)
Minority interest	(0.3)	(0.3)
Debt financing costs	(0.1)	-

	(28.0)	(37.9)

Increase in Cash and Cash Equivalents *	12.4	12.1
Cash and Cash Equivalents at Beginning of Period	37.2	40.0
Cash and Cash Equivalents at End of Period	$49.6	$52.1

* Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased.

See accompanying notes to the consolidated financial statements.

LAKEHEAD PIPE LINE PARTNERS, L.P.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31,	December 31,
(unaudited, except for December 31, 2000; dollars in millions)	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$49.6	$37.2
Due from General Partner and affiliates	-	1.5
Accounts receivable and other	24.0	25.7
Oil inventory	6.8	8.9
Advances to affiliate	5.8	5.9
Materials and supplies	7.7	7.7

	93.9	86.9

Deferred Charges and Other	7.0	7.9

Property, Plant and Equipment
At cost	1,590.9	1,588.5
Accumulated depreciation	(322.0)	(306.6)

	1,268.9	1,281.9

	$1,369.8	$1,376.7

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Due to General Partner and affiliates	$3.2	$ -
Accounts payable and other	9.6	17.4
Interest payable	19.0	6.5
Property and other taxes	17.3	14.4

	49.1	38.3

Other Deferred Credits	1.0	-
Long-Term Debt	799.3	799.3
Minority Interest	3.0	3.2
Contingencies (Note 5)

	852.4	840.8

Partners' Capital
Class A Common Unitholders (Units authorized and issued – 24,990,000)	473.2	488.6
Class B Common Unitholder (Units authorized and issued – 3,912,750)	40.1	42.1
General Partner	5.1	5.2
Accumulated Other Comprehensive Loss (Notes 6 & 7)	(1.0)	-

	517.4	535.9

	$1,369.8	$1,376.7

See accompanying notes to the consolidated financial statements.

LAKEHEAD PIPE LINE PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

(Unaudited, except for	Class A	Class B		Other	Total
December 31, 2000;	Common	Common	General	Comprehensive	Consolidated
dollars in millions)	Unitholders	Unitholder	Partner	Loss	Partners’ Capital
Partners' Capital at December 31, 2000	$488.6	$42.1	$5.2	$ -	$535.9
Net Income Allocation	6.5	1.4	2.2	-	10.1
Distributions to Partners	(21.9)	(3.4)	(2.3)	-	(27.6)
Floating to Fixed Interest Rate Swaps	-	-	-	(1.0)	(1.0)

Partners' Capital at March 31, 2001	$473.2	$40.1	$5.1	$(1.0)	$517.4

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.          Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the financial position as at March 31, 2001 and December 31, 2000; the results of operations for the three month periods ended March 31, 2001 and 2000; and cash flows for the three month periods ended March 31, 2001 and 2000.  The results of operations for the three months ended March 31, 2001 should not be taken as indicative of the results to be expected for the full year.  The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's 2000 Annual Report on Form 10-K.

2.          Comparative Amounts

Certain comparative amounts have been reclassified to conform with the current quarter’s financial statement presentation.

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

Three months ended March 31, (unaudited; dollars in millions, except per unit amounts)	2001	2000
Net income	$10.1	$20.1
Net income allocated to General Partner	(0.1)	(0.2)
Incentive distributions and historical cost depreciation adjustments	(2.1)	(2.1)

	(2.2)	(2.3)

Net income allocable to Common Units	$7.9	$17.8
Weighted Average Common Units outstanding (millions)	28.9	28.9
Net income per unit	$0.27	$0.62

4.          Cash Distribution

On April 19, 2001, the Board of Directors of the General Partner declared a cash distribution for the quarter ended March 31, 2001 of $0.875 per unit.  The distribution will be made on May 15, 2001 to Unitholders of record on April 30, 2001.

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

6.          Adoption of New Accounting Standard

During 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness.

The Partnership enters into forward interest rate agreements, swaps and collars to hedge against the effect of future interest rate movements on its borrowings.  These agreements meet the criteria for hedge accounting and are being treated as cash flow hedges under SFAS No. 133.  The transition adjustment at January 1, 2001 was recorded as a liability and a reduction in other comprehensive income of $0.1 million.  At March 31, 2001, this liability increased $0.9 million to $1.0 million due to revaluation of the floating to fixed interest rate swaps held by Lakehead Pipe Line Company, Limited Partnership and is reflected in Partners’ Capital on the Consolidated Statement of Financial Position.  The cumulative fair value of the interest rate hedges is included as a reduction in other comprehensive income in the first quarter of 2001.  The amounts accumulated in other comprehensive income are recognized in earnings as settlements of the swaps occur.  The Partnership does not intend to settle the forward interest rate swaps until their maturity date.  Therefore, there is no forecasted impact to earnings within the next twelve months.

7.          Comprehensive Income

Comprehensive income for the quarter ended March 31, 2001 was $9.1 million (quarter ended March 31, 2000 - $20.1 million).  Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income for the Partnership includes the earnings for the current period less the impact of the floating to fixed interest rate swap derivative instruments, described in Note 6 above.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income for first quarter 2001 was $10.1 million, or $0.27 per unit, compared with 2000 first quarter net income of $20.1 million, or $0.62 per unit, a decrease of $10.0 million, or $0.35 per unit.  The decrease in net income was a result of lower operating revenue due to reduced deliveries, a lower tariff related to the System Expansion Program II (“SEP II”) and shorter average haul distance, as well as an increase in oil measurement losses.

Operating revenue for first quarter 2001 was $71.9 million, $6.9 million lower than first quarter 2000. This decline is primarily attributable to reduced deliveries, a shorter average haul distance as well as a lower tariff related to SEP II.  Deliveries averaged 1,347,000 barrels per day (“bpd”) for the first quarter 2001, down 1% from the 1,362,000 bpd averaged for the first quarter last year.  These lower deliveries, along with one less pumping day in 2001 compared to first quarter last year, had the impact of reducing revenue by approximately $1.7 million. The average haul distance during the first quarter 2001 was shorter, as there was an increase in deliveries to Clearbrook, Minnesota compared to last year.  Some of the refineries in the Minneapolis, Minnesota area were processing more western Canadian heavy crude than last year, due to the favorable pricing environment for heavy crude.  The shorter average haul distance had a negative impact on revenue by approximately $1.0 million.  Finally, the SEP II tariff was lower in the first quarter 2001, as it was based on full year deliveries in the April 2000 tariff filing compared to 11 months of deliveries in the initial April 1999 tariff filing.   Eleven months of deliveries was used in the initial filing, due to the timing of the in-service date for the project.  As a result, first quarter 2001 revenue was lower by approximately $1.0 million.  The Partnership anticipates that deliveries will improve over the remainder of 2001 to average between 1.40 and 1.45 million bpd on a full year basis. Based on this forecast, the Partnership estimates net income will be between $75 million and $80 million in 2001. System utilization, measured in barrel miles, was 83 billion for the first quarter 2001, as compared to 85 billion for last year’s first quarter, reflecting the decrease in deliveries by the Partnership and lower average haul.

Total operating expenses for first quarter 2001 increased $1.7 million, or 3.7%, from the corresponding period of 2000.  The increase resulted from higher operating and administrative costs offset partially by lower power costs.  Operating and administrative expenses increased primarily due to an increase in oil measurement losses resulting from oil price differentials and degradation costs.  These increases were partially offset by lower power costs associated with reduced deliveries.

Interest expense was $15.2 million for first quarter 2001, compared to $14.6 million for the same period last year.  The increase in 2001 reflects the higher interest rate associated with the senior unsecured notes that were issued in November 2000.  The rate on these notes is 7.9%, which is higher than the rate on the bank debt that was repaid with the net proceeds from this issuance.

Liquidity and Capital Resources

The Partnership anticipates that it will continue to have adequate liquidity to fund future recurring operating, investing and financing activities.  The Partnership intends to fund ongoing capital expenditures with borrowings, cash generated from operating activities, existing cash and cash equivalents and the proceeds from future equity and debt offerings.  Cash distributions are expected to be funded with internally generated cash. The Partnership’s ability to complete future debt and equity offerings and the timing of any such offerings will depend on various factors including prevailing market conditions, interest rates and the financial condition of the Partnership.

At March 31, 2001, cash and cash equivalents totaled $49.6 million, as compared to $37.2 million at December 31, 2000.  Of this $49.6 million, $27.9 million ($0.875 per unit) will be used for the cash distribution payable May 15, 2001, with the remaining $21.7 million available for capital expenditures or other business needs.

Cash flow from operating activities for first quarter 2001 was $46.7 million, as compared with $49.5 million for the same period last year.  Cash flow from operating activities decreased due to lower net income, but was partially offset by changes in working capital.

The Partnership anticipates spending approximately $9.0 million for pipeline system enhancements, $10.0 million for core maintenance, and $9.0 million on expansion activities in 2001.  Excluding major expansion projects, ongoing capital expenditures are expected to average approximately $20.0 million on an annual basis (approximately 50% for core maintenance and 50% for enhancement of the pipeline system).  Core maintenance activities, such as the replacement of equipment and preventive maintenance programs, will be undertaken to enable the Partnership's pipeline system to continue to operate at its maximum operating capacity.  Enhancements to the pipeline system, such as renewal and replacement of pipe, are expected to extend the life of the Lakehead System and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers.

General

Future Prospects

The Partnership believes that it is well positioned for future growth.  This growth is expected to come from two sources: growth of the existing Lakehead System, and development or acquisition of complimentary businesses with a similar risk profile to that of the Lakehead System.

Income and cash flows of the Partnership’s existing pipeline business are sensitive to oil industry supply and demand in Canada and the United States and to the regulatory environment.  As the Partnership’s pipeline system is operationally integrated with the Enbridge Pipelines Inc. system (“Enbridge Pipelines System”) in western Canada, the Partnership’s revenues are dependent upon the utilization of the Enbridge Pipelines System by producers of western Canadian crude oil.

The Partnership recently completed its annual survey of upstream producers related to the long-term supply potential of liquid hydrocarbons from the western Canadian basin.  The survey, which is generally consistent with results of a forecast by the Canadian Association of Petroleum Producers, indicates that production is expected to climb steadily over the next several years, as increased heavy and synthetic crude oil are expected to offset declines in conventional supply.  This forecast is consistent with the recent request by shippers to trigger Phase II of the Terrace Expansion Program (“Terrace”) to increase capacity by 40,000 barrels per day on the Enbridge Pipelines System.  As well, shippers have requested that delivery capability of the Lakehead System in the major Chicago-area refining center be enhanced by late 2003.  Enbridge and Lakehead are in discussions with customers regarding further system expansion to handle crude oil transportation requirements in late 2003 and beyond, in particular, the timing and specifications for Terrace Phase III.  Terrace is a multi-stage expansion program designed to provide an additional net 350,000 barrels per day of heavy crude oil transportation capacity on the Lakehead System.

Diversification of the Partnership's energy transportation business is a key objective of its strategic plan. Business development efforts to grow through the development of complementary businesses and through acquisitions are a focus of the strategic plan. The Partnership regularly analyzes and discusses with others potential acquisitions, some of which may be significant relative to its current size.  The Partnership intends to finance its acquisition activities through a combination of new financing, but its growth may be restrained if debt and equity capital are not available to it on acceptable terms or if it cannot obtain necessary approvals, including any required special committee approvals.

On March 8, 2001, the Partnership announced a definitive agreement to acquire the assets of Enbridge Pipelines (North Dakota) from its affiliate, Enbridge Inc. ("Enbridge").  The assets consist of a 950-mile crude oil pipeline system with capacity of 84,000 barrels per day, which transports crude oil from Montana, North Dakota and western Canadian oil fields to the Lakehead System and a connecting carrier at Clearbrook, Minnesota.  The purchase price for this transaction is approximately $33.0 million, and the closing is expected to occur in late May 2001. The terms of this acquisition were negotiated and approved by a special committee of independent directors of the general partner.

The Partnership may in the future acquire other mature energy transportation assets from Enbridge. Those acquisitions may include a portion of the assets recently acquired by Enbridge in connection with its acquisition of Midcoast Energy Resources Inc. of Houston in a transaction valued at approximately $600 million. Midcoast transports, gathers, processes and markets natural gas and other petroleum products through over 80 company-owned pipelines covering approximately 4,100 miles in 10 states, the Gulf of Mexico and Canada.

Neither the Partnership nor Enbridge has identified any particular assets owned by Enbridge for transfer to the Partnership, and no proposal for an acquisition of any of these assets is currently pending. The Partnership cannot predict which, if any, energy transportation assets owned by Enbridge it may ultimately acquire or the terms of any such acquisitions. Any acquisitions from Enbridge will depend on a number of factors including the availability of acceptable alternative acquisition opportunities from third parties and the Partnership's financing capability at the time acquisition opportunities may arise.

Regulatory Issues

On March 20, 2001, the Partnership filed a new tariff with the Federal Energy Regulatory Commission (“FERC”), which took effect April 1, 2001.  This new tariff reflects the annual adjustment to the SEP II surcharge, including a true-up of the 2000 actual SEP II cost of service, along with an estimate for 2001.  The amount of the true-up of the 2000 actual SEP II cost of service was $7.1 million, including interest. The tariff allows the Partnership to recover the cost of service for SEP II facilities and earn a return on its SEP II equity investment, which varies with the utilization of SEP II capacity on the Enbridge System in western Canada.  During 2001, the Partnership will earn a 7.5% return on its SEP II equity investment, the minimum provided in the SEP II Tariff Agreement.  The filing also included a reallocation of the Terrace fixed toll of Cdn. $0.05 per barrel between the Partnership and Enbridge Pipelines Inc.  Effective April 1, 2001, these two parties agreed to reallocate the toll surcharge, Cdn. $0.04 ($0.026 U.S.) to the Partnership and Cdn. $0.01 to Enbridge Pipelines Inc.  This re-allocation is permitted under the terms of the Tariff Agreement.

Houston, Texas Office

On May 14, 2001, the Partnership announced the intention to relocate all of the administrative support functions provided by its Duluth, Minnesota office to Houston, Texas.  The relocation is expected to be completed by January 1, 2002.  The Partnership estimates that its share of these relocation costs may range from $2.0 to $5.0 million.  The costs to the Partnership of the relocation are not expected to adversely affect the Partnership's ability to make cash distributions at the current rate.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s financial instrument market risk is primarily impacted by changes in interest rates.  The Partnership’s exposure to movements in interest rates is managed through its long-term debt ratio target, its allocation of fixed and floating rate debt, and the use of interest rate risk management agreements.  Information about the Partnership’s financial instruments that are sensitive to changes in interest rates has not changed from that presented in the Partnership’s 2000 Annual Report on Form 10-K.

As the Partnership does not own the crude oil and natural gas liquids (“NGL”) it transports, its cash flows are not directly impacted by changes in commodity prices.  However, commodity prices have a direct impact on the underlying supply and demand for crude oil and NGL which impacts volumes transported by the Partnership.

The Partnership does not currently hold or issue derivative instruments for trading or speculative purposes.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Partnership is a participant in various legal proceedings arising in the ordinary course of business.  Some of these proceedings are covered, in whole or in part, by insurance. The Partnership believes that the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Partnership.

For information regarding other legal proceedings arising in 2000 or with regard to which material developments were reported during 2000, see Part I. Item 3., "Legal Proceedings," in the Partnership’s 2000 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits
None.
b)	Reports on Form 8-K
A report on Form 8-K was filed March 13, 2001, submitting a press release dated March 8, 2001, announcing Board of Director approval for the acquisition of 100% of Enbridge Pipelines (North Dakota) Inc.

A report of Form 8-K was filed May 7, 2001, submitting an audited Consolidated Statement of Financial Position of Lakehead Pipe Line Company, Inc., the General Partner of Lakehead Pipe Line Partners, L.P., at December 31, 2000 and 1999, together with the report of Independent Public Accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKEHEAD PIPE LINE PARTNERS, L.P.
(Registrant)

By: Lakehead Pipe Line Company, Inc. as General Partner

/s/ J.L. Balko
J.L. Balko
Chief Accountant
(Principal Financial and Accounting Officer)

Dated: May 14, 2001