Form 10-K405/A
period 2000-12-31
LAKEHEAD PIPE LINE PARTNERS L P
filed 2001-07-12
CIK 880285

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-10934

LAKEHEAD PIPE LINE PARTNERS, L.P.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	39-1715850 (I.R.S. Employer Identification No.)
Lake Superior Place 21 West Superior Street Duluth, Minnesota 55802-2067 (Address of principal executive offices and zip code)

(218) 725-0100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Units	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

    As of July 10, 2001, the aggregate market value of the Registrant's Class A Common Units held by non affiliates of the Registrant was $1,212,596,402 based on the reported closing sale price of such units on the New York Stock Exchange on that date.

    As of July 10, 2001, there were 26,803,634 of the Registrant's Class A Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

		Page
Items 1 & 2.	Business and Properties	3
Item 10.	Directors and Executive Officers of the Registrant	15
Item 13.	Certain Relationships and Related Transactions	17

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

    The Settlement Agreement also provided for the terms of an incremental tariff rate surcharge for a period of 15 years to recover the cost of, and allow a return on, the Partnership's investment in SEP II. The rate of return on this investment will be based, in part, on the utilization level of the additional capacity constructed. As specified in the Settlement Agreement, higher utilization will result in a greater rate of return, subject to a minimum and maximum rate of return of 7.5% and 15.0%, respectively. The tariff rate surcharge will be recomputed on a cost of service basis and filed with FERC each year. The Settlement Agreement provided that the agreed underlying tariff rates will be subject to indexing as prescribed by FERC regulation and that CAPP and ADOE will not challenge any rates within the indexed ceiling for a period of five years, expiring October 2001. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,—Future Prospects,—Regulatory Issues."

Tariff Agreement

    In 1998, the Partnership filed an offer of settlement ("Tariff Agreement") with the FERC to facilitate the filing of tariff rate surcharges in late 1998 and early 1999. This filing consolidated the 1996 Settlement Agreement with respect to SEP II and other significant agreements with customers concerning the Terrace Expansion Program ("Terrace") and the transportation of heavy crude oil. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,—Future Prospects,—Lakehead System Growth,—Projects Recently Completed or Under Development." The FERC found the Tariff Agreement a reasonable compromise and approved it on the grounds that it is fair, reasonable, and in the public interest.

    With respect to Terrace, the Tariff Agreement included terms governing a tariff surcharge associated with the project. A fixed toll increase of Cdn. $0.05 per barrel for the movement of light crude oil from Edmonton to the Chicago area is allocated approximately Cdn. $0.02 ($0.013 U.S.) to the Partnership and Cdn. $0.03 to Enbridge Pipelines. Effective April 1, 2001, Enbridge and the Partnership agreed to reallocate the Cdn. $0.05 per barrel Terrace toll surcharge, Cdn. $0.04 to the Partnership and Cdn. $0.01 to Enbridge. This reallocation is permitted under the terms of the Agreement and was done in an effort to rebalance the project economics between the parties as a result of volume shortfalls, for which the Partnership is completely at risk. The toll increase is also subject to increase or decrease based on changes in other defined circumstances. The portion of the agreement associated with Terrace also establishes in-service and notice dates for future phases of the expansion program. Should CAPP not provide notice to construct later phases of Terrace by July 1, 2001, the toll increment will revert to a cost of service recovery, including collection of both prospective and past variances between revenue generated by the Cdn. $0.05 toll increment and the Terrace cost of service. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,—Future Prospects,—Lakehead System Growth—Projects Recently Completed or Under Development."

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

    Enbridge Pipelines forecast completed in February, 2001, projects that the supply of western Canadian crude oil will be approximately 2,150,000 barrels per day in 2001 and approximately 2,300,000 barrels per day in 2002. This updated forecast projects the supply of crude oil to rise to approximately 2,500,000 barrels per day in 2003 and to approximately 2,940,000 barrels per day by 2010. The forecast quantity of crude oil was made subject to numerous uncertainties and assumptions, including a crude oil price of $21.95 per barrel in 2000 rising to $27.00 in 2010. On December 29, 2000, the benchmark West Texas Intermediate crude oil price closed at $26.70 per barrel.

    While the projected supply of crude oil for 2001 and 2002 is lower than the forecast that supported the Terrace Expansion Project, the updated Enbridge Pipelines forecast supports the need for additional pipeline facilities beyond the Terrace Phase I facilities. Phase II includes construction of facilities to increase capacity on the Canadian portion of the System. While Phase II does not involve construction on the Lakehead System, the Partnership expects to benefit directly from the approximately 40,000 barrels per day increase in capacity as additional volumes from the Alberta Oil Sands come on stream. Subject to final NEB approval, Phase II is expected to be placed in service during 2002.

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

Demand

    The Partnership believes that modestly increasing crude oil demand and declining inland U.S. domestic production are contributing to an increasing need for importing crude oil into the PADD 2 market. The PADD 2 market consists of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee and Wisconsin. The Partnership also believes that PADD 2 will continue to provide an excellent market for western Canadian shippers as returns to crude oil producers are expected to remain attractive. Moreover, the Partnership believes that PADD 2 will remain the most attractive market for western Canadian supply since it is currently the largest North American processor of western Canadian heavy crude oil and has the greatest potential for converting refining capacity from light to heavy crude.

    Although western Canadian producers experience competition from Venezuelan and Mexican heavy crude oil in PADD 2, western Canadian heavy crude oil is expected to remain the dominant supply source for the region. The Partnership believes that Latin American heavy crude oil will continue to provide the balancing supply to the PADD 2 region. In the short-term, Latin American deliveries to PADD 2 are expected to decrease as the supply of western Canadian crude oil continues to recover from the negative impact of the 1998/99 price decline. Over the long-term, it is expected that producers of Latin American heavy crude oil will concentrate on PADD 3 and PADD 5 markets, where they receive a higher return compared to PADD 2. The PADD 3 market consists of the states of Alabama, Arkansas, Louisiana, Mississippi, New Mexico and Texas and the PADD 5 market consists of the states of Alaska, Arizona, California, Hawaii, Nevada, Oregon and Washington.

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

    Following an unsuccessful legislative attempt to approve additional sweeping amendments of the Act during 2000, an Executive Memorandum was issued by the President. This Executive Memorandum directed OPS to evaluate their enforcement program and aggressively pursue safety mandates to require risk-based integrity management programs, broader external communication, and meaningful involvement of states in interstate pipeline safety. It also called for initiation of research and development programs, development of a definition for "unusually sensitive areas', and reinforcement of a quick resolution of rules for increased corrosion protection.

    These legislative and regulatory proposals are largely prompted by a significant incident in June 1999 on the Olympic Pipeline system in Bellingham, Washington and an August 2000 incident on the El Paso natural gas pipeline in New Mexico. The Partnership has been monitoring these proposals and will work closely with Congress and industry associations to advocate strong but cost-effective provisions. As this legislative initiative is still evolving, the financial impact of additional new regulations cannot be determined at this time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,—Future Prospects,—New Safety Legislation."

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

Name	Age	Position with General Partner
J.R. Bird	52	Director
P.D. Daniel	54	Director
E.C. Hambrook	63	Director
G.K. Petty	59	Director
C.A. Russell	67	Director
D.P. Truswell	57	Director
D.C. Tutcher	52	President
L.H. DeBriyn	54	Vice President, Special Projects
Greg Sevick	45	Vice President, Operations
Mark Maki	36	Controller
J.K. Whelen	41	Treasurer
J.L. Balko	35	Chief Accountant
S.M. Curwin	40	Corporate Secretary

    Mr. Bird was elected Director of the General Partner in September 2000 and served as President from September 2000 until June 2001. Mr. Bird previously served as Treasurer of the General Partner from October 1996 through October 1997. He has also served as Group Vice President, Transportation of Enbridge and President of Enbridge Pipelines since September 2000. Prior thereto, he served as Senior Vice President, Corporate Planning and Development of Enbridge from August 1997 through August 2000 and as Vice President and Treasurer of Enbridge from January 1995 to August 1997.

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

    Mr. Hambrook was elected Director of the General Partner in January 1992 and served as Chairman of the General Partner from July 1996 until July 1999. He also serves on the Audit, Finance & Risk Committee. Mr. Hambrook is the President of Hambrook Resources Inc., a real estate investment, marketing and sales company.

    Mr. Petty was elected Director of the General Partner on February 22, 2001 and serves on the Audit, Finance & Risk Committee. Mr. Petty has served as Director of Enbridge Inc. since January 2001 and as Director of CAE Incorporated since August 1996. Mr. Petty served as President and Chief Executive Officer of Telus Corporation, a Canadian telecommunications company, from November 1994 to November 1999. Mr. Petty is a business consultant providing executive management consulting services to the telecommunications industry.

    Mr. Russell was elected Director of the General Partner in October 1985 and serves as the Chairman of the Audit, Finance & Risk Committee. Mr. Russell served as Chairman and Chief Executive Officer of Norwest Bank Minnesota North, N.A., from January through December 1995. He also served as a Director of Minnesota Power and Light Co. until May 1996. Other than in his service as Director of the General Partner, Mr. Russell is retired.

    Mr. Truswell was elected Director of the General Partner in 1991. Since September 2000, Mr. Truswell has served as Group Vice President and Chief Financial Officer of Enbridge and from May 1994 through August 2000 served as Senior Vice President and Chief Financial Officer of Enbridge.

    Mr. Tutcher was appointed President of the General Partner in June 2001. He also currently serves as Group Vice President, Transportation Group South, of Enbridge Inc., as well as President of Enbridge Midcoast Energy Inc. He was previously Chairman of the Board, President and Chief Executive Officer of Midcoast Energy Resources, Inc. from its formation in 1992 until its merger with Enbridge on May 15, 2001. He also served as Treasurer of Midcoast from 1995 to 1996. Since 1989, Mr. Tutcher has also been President and Chief Executive Officer of Magic Gas Corp., a Texas corporation controlled by Mr. Tutcher. Prior to its merger into Midcoast in 1992, Mr. Tutcher served as Director of Nugget Oil Corporation, from 1990 to 1992. He also serves on the board of the Interstate Natural Gas Association of America and the Gas Processors Association.

    Mr. DeBriyn was elected Vice President, Special Projects of the General Partner in June 2001 and served as Vice President and Director from July 1999 until June 2001. Prior thereto, he served as Vice President, Canadian Operations, of Enbridge Pipelines from July 1996 to July 1999, and prior thereto, in managerial positions in operations with Enbridge Pipelines and the General Partner.

    Mr. Sevick was elected Vice President, Operations of the General Partner in June 2001. Prior thereto, he served as Vice President, Canadian Operations for Enbridge Pipelines from 1999 to June 2001. Prior thereto, he served as Vice President, Engineering & Logistics of Enbridge Consumers Gas from 1998 to 1999 and Senior Vice President, Distribution Operations of Enbridge Consumers Gas from 1996 to 1998.

    Mr. Maki was elected Controller of the General Partner in June 2001. Prior thereto he served as Controller, Enbridge Pipelines Inc. from September 1999 to June 2001. Prior thereto, he served as Chief Accountant of the General Partner from June 1997 to August 1999. Prior thereto, Mr. Maki served in various supervisory and professional positions with the General Partner or Enbridge affiliates.

    Mr. Whelen was elected Treasurer of the General Partner in January 2000. He has served as Assistant Treasurer of Enbridge since November 1997. Prior thereto, he served as Manager, Corporate Finance, of Enbridge from December 1995 to October 1997, and prior thereto, as Manager, Corporate Finance, of The Consumers' Gas Company Ltd.

    Ms. Balko has served as Chief Accountant since October 1999. Prior thereto, she served in supervisory positions in accounting with Enbridge Pipelines since January 1998, and was with The Westaim Corporation, an investor in, and manufacturer of, industrial technologies in various industries, including the biomedical and semiconductor industries, from November 1995 to December 1997.

    Mr. Curwin has served as Corporate Secretary of the General Partner since October 2000. He served as Assistant Secretary of the General Partner since October 1999. Prior thereto, he was employed in the private practice of law as an attorney-at-law by Aafedt, Forde, Gray & Monson, P.A., Minneapolis, Minnesota from October 1995 through July 1999 and Messerli & Kramer P.A., Minneapolis Minnesota from July 1999 to October 1999.

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

    The Partnership has entered into an Agency Agreement dated March 3, 2000 with Tidal Energy Marketing Inc., a joint venture owned 50% by Enbridge, for a term of five years. For a fee and a share of the lease payments in excess of a specified base lease rate, Tidal has agreed to serve as leasing agent for the Partnership's crude oil storage tanks at its Hartsdale facility in Schererville, Indiana. See Note 7 to the Partnership's Consolidated Financial Statements.

    The Partnership has entered into an easement acquisition agreement dated October 20, 1997 with Enbridge Holdings (Mustang) Inc. ("Enbridge Mustang"), a subsidiary of Enbridge U.S. Pursuant to this agreement, using funds advanced by the Partnership, Enbridge Mustang acquired properties for the purpose of granting a pipeline easement to the Partnership to allow construction of SEP II's new Line 14. Enbridge Mustang is in the process of reselling these properties. As each parcel is resold, Enbridge Mustang retains an easement for transfer to the Partnership and repays the Partnership for the funds advanced to make the original purchase of the property (less the cost of the easement). Enbridge Mustang is being reimbursed for all costs associated with this process at cost by the Partnership and will be indemnified by the Partnership from and against all liabilities that may arise in connection with this process. See Note 7 to the Partnership's Consolidated Financial Statements.

    The Partnership has entered into an agreement dated March 3, 1998 with Mustang Pipe Line Partners ("Mustang") and Mobil Pipe Line Company ("Mobil") to provide for a joint tariff covering shipments of western Canadian crude oil to the Patoka pipeline hub south of Chicago. Mustang is a Delaware general partnership owned by Mobil Illinois Pipe Line Company and Enbridge Mustang. Shipments covered by the joint tariff travel on the Lakehead System to Chicago and to the Patoka pipeline hub through the Mustang pipeline system. The Partnership has also entered into an agreement with Mustang, Mobil, and Equilon Pipeline Company L.L.C. ("Equilon") to provide for a joint tariff covering shipments of western Canadian crude oil to the Wood River refining center west of Patoka through the Partnership's, Mustang's, and Equilon's pipelines. The joint tariff agreements provide for lower transportation costs to shippers desiring access to the Patoka/Wood River market area, an incentive which the Partnership believes complements its expansion programs.

    The General Partner believes that the terms of the agreements described in the preceding three paragraphs are at least as favorable to you as terms that could have been obtained from unaffiliated third parties.

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

    The Partnership also expects to have the opportunity to acquire a number of oil and gas pipeline assets of its affiliate, Enbridge, as these systems achieve risk and return profiles attractive to the Partnership. On March 8, 2001 a definitive agreement to acquire the assets of Enbridge Pipelines (North Dakota) from Enbridge was announced. The assets consist of a 900-mile crude oil pipeline system with capacity of 85,000 barrels per day, which transports crude oil from Montana, North Dakota and western Canadian oil fields to the Lakehead System and a connecting carrier at Clearbrook, Minnesota. The purchase price for this transaction is approximately $33.0 million, and the closing is expected to occur around April 1, 2001. The terms of this acquisition were negotiated and approved by a special committee of independent directors.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Signatures Securities Exchange Act of 1934, the Registrant has duly caused this amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKEHEAD PIPE LINE PARTNERS, L.P. (Registrant)
By: Lakehead Pipe Line Company, Inc., as General Partner
/s/ J.L. BALKO J.L. Balko Chief Accountant (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
  Items 1 & 2. Business and Properties
  Item 10. Directors and Executive Officers of the Registrant
  Item 13. Certain Relationships and Related Transactions
SIGNATURES