Form 10-Q
period 2001-06-30
LAKEHEAD PIPE LINE PARTNERS L P
filed 2001-08-14
CIK 880285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No       ☐

The Registrant had 26,803,634 Class A Common Units outstanding as at August 14, 2001.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

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
If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements. For additional discussion of such risks, uncertainties and assumptions, see the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKEHEAD PIPE LINE PARTNERS, L.P. CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Six months ended
	June 30,		June 30,
(unaudited; dollars in millions, except per Unit amounts)	2001	2000	2001	2000

Operating Revenue	$81.1	$78.3	$153.0	$157.1

Expenses
Power	12.8	12.3	24.5	24.8
Operating and administrative	21.7	19.6	41.8	37.3
Depreciation	15.7	15.2	31.1	30.5
Severance and lease termination costs (Note 6)	5.0	-	5.0	-

	55.2	47.1	102.4	92.6

Operating Income	25.9	31.2	50.6	64.5
Interest and Other Income	0.8	0.7	1.5	2.3
Interest Expense	(15.0)	(15.2)	(30.2)	(29.8)
Minority Interest	(0.1)	(0.2)	(0.2)	(0.4)

Net Income	$11.6	$16.5	$21.7	$36.6

Net Income Per Unit (Note 3)	$0.32	$0.49	$0.59	$1.11

Cash Distributions Paid Per Unit (Note 4)	$0.875	$0.875	$1.75	$1.75

See accompanying notes to the consolidated financial statements.

LAKEHEAD PIPE LINE PARTNERS, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended
	June 30,
(unaudited; dollars in millions)	2001	2000

Cash Provided from Operating Activities
Net income	$21.7	$36.6
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	31.1	30.5
Other	0.2	(1.4)
Changes in operating assets and liabilities:
Accounts receivable and other	(0.7)	(2.0)
Oil inventory	6.5	-
Materials and supplies	(0.1)	(0.3)
General Partner and affiliates	4.4	(1.9)
Accounts payable and other	3.8	(1.7)
Interest payable	(0.2)	0.4
Property and other taxes	(4.0)	(3.1)

	62.7	57.1

Investing Activities
Repayments from affiliate	0.2	0.9
Additions to property, plant and equipment	(5.3)	(4.1)
Changes in construction payables	(4.1)	(1.1)
Purchase of Enbridge Pipelines (North Dakota) L.L.C. (Note 7)	(35.4)	-

	(44.6)	(4.3)

Financing Activities
Variable rate financing, net	(83.0)	-
Loan from General Partner, net (Note 7)	35.3	-
Proceeds from unit issuance, net (Note 8)	79.9	-
Distributions to partners	(55.2)	(55.2)
Debt financing costs	(0.3)	-
Minority interest and other	0.3	(0.5)

	(23.0)	(55.7)

Decrease in Cash and Cash Equivalents *	(4.9)	(2.9)
Cash and Cash Equivalents at Beginning of Period	37.2	40.0

Cash and Cash Equivalents at End of Period	$32.3	$37.1

* Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased.

See accompanying notes to the consolidated financial statements.

LAKEHEAD PIPE LINE PARTNERS, L.P.CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	June 30,	December 31,
(unaudited, except for December 31, 2000; dollars in millions)	2001	2000

ASSETS

Current Assets
Cash and cash equivalents	$32.3	$37.2
Due from General Partner and Affiliates	-	1.5
Advances to affiliate	5.7	5.9
Accounts receivable and other	28.8	25.7
Oil inventory	2.4	8.9
Materials and supplies	8.2	7.7

	77.4	86.9

Deferred Charges and Other	8.3	7.9

Property, Plant and Equipment
At cost	1,626.4	1,588.5
Accumulated depreciation	(337.5)	(306.6)

	1,288.9	1,281.9

	$1,374.6	$1,376.7

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Due to General Partner and affiliates	$2.9	$-
Accounts payable and other	17.2	17.4
Interest payable	6.4	6.5
Property and other taxes	10.5	14.4
Loan from General Partner (Note 7)	35.3	-

	72.3	38.3

Other Deferred Credits	1.3	-
Long-Term Debt	716.3	799.3
Minority Interest	3.7	3.2
Contingencies (Note 5)

	793.6	840.8

Partners' Capital
Class A Common Unitholders (Units authorized and issued 26,803,634; 2000 – 24,990,000)	530.7	488.6
Class B Common Unitholder (Units authorized and issued – 3,912,750)	45.8	42.1
General Partner	5.8	5.2
Accumulated other comprehensive loss (Notes 9 & 10)	(1.3)	-

	581.0	535.9

	$1,374.6	$1,376.7

See accompanying notes to the consolidated financial statements.

LAKEHEAD PIPE LINE PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

(Unaudited, except for December 31, 2000; dollars in millions)	Class A Common Unitholders	Class B Common Unitholder	General Partner	Other Comprehensive Loss	Total Consolidated Partners’ Capital

Partners' Capital at December 31, 2000	$488.6	$42.1	$5.2	$-	$535.9

Allocation of net proceeds from unit issuance	71.6	7.5	0.8	-	79.9

Net Income Allocation	14.2	3.1	4.4	-	21.7

Distributions to Partners	(43.7)	(6.9)	(4.6)	-	(55.2)

Floating to fixed interest rate swaps	-	-	-	(1.3)	(1.3)

Partners' Capital at June 30, 2001	$530.7	$45.8	$5.8	$(1.3)	$581.0

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments that management considers necessary to present fairly the financial position at June 30, 2001 and December 31, 2000; the results of operations for the three and six month periods ended June 30, 2001 and 2000; and cash flows for the six month periods ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

	Three months ended		Six months ended
(unaudited; dollars in millions,	June 30,		June 30,
except per Unit amounts)	2001	2000	2001	2000

Net income	$11.6	$16.5	$21.7	$36.6

Net income allocated to General Partner	(0.1)	(0.2)	(0.2)	(0.4)
Incentive distributions and historical cost depreciation adjustments	(2.2)	(2.0)	(4.2)	(4.0)

	(2.3)	(2.2)	(4.4)	(4.4)

Net income allocable to Common Units	$9.3	$14.3	$17.3	$32.2

Weighted Average Common Units outstanding (millions)	29.7	28.9	29.3	28.9

Net income per unit	$0.32	$0.49	$0.59	$1.11

4.	Cash Distribution
On July 19, 2001, the Board of Directors of the General Partner declared a cash distribution for the quarter ended June 30, 2001 of $0.875 per unit. The distribution will be made on August 14, 2001 to Unitholders of record on July 31, 2001.

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

6.	Severance and Lease Termination Costs

On May 14, 2001, the Partnership announced the closure of its general partner’s Duluth, Minnesota headquarters office and relocation of that office to Houston, Texas. Estimated employee severance and lease termination costs of the Duluth office space totalling $5.0 million were charged to expense and were accrued at June 30, 2001.

7.	Acquisition of Enbridge Pipelines (North Dakota) L.L.C.

On May 18, 2001, the Partnership completed its acquisition of the assets of Enbridge Pipelines (North Dakota) L.L.C. (“ND L.L.C.”) for an aggregate purchase price of $35.4 million which included working capital and transaction costs. This acquisition was accounted for using the purchase method and ND L.L.C. results of operations have been included in consolidated earnings since the date of the acquisition. The purchase price has been allocated to current assets, liabilities and to property, plant and equipment acquired on the basis of estimated fair values with property, plant and equipment being depreciated over the economic life of the assets. The acquisition was funded with a short-term loan from the General Partner.

8.	Common Units

During the second quarter of 2001, the Partnership issued an additional 1,813,634 Class A Common Units, which generated proceeds, net of issuance expenses, of approximately $79.9 million and has reduced the effective ownership interest of Lakehead Pipe Line Company, Inc. (the General Partner) from 15.3% to 14.5%.

9.	Adoption of New Accounting Standard

Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness.

The Partnership enters into forward interest rate agreements, swaps and collars to hedge against the effect of future interest rate movements on its borrowings. These agreements meet the criteria for hedge accounting and are being treated as cash flow hedges under SFAS No. 133. On January 1, 2001, the Partnership recorded an unrealized loss of $0.1 million charged to Accumulated Other Comprehensive Income, representing the transition adjustment for the cash flow hedges. During the six months ended June 30, 2001, this unrealized loss increased to $1.3 million due to revaluation of the floating to fixed interest rate swaps and is reflected in Partners’ Capital in the Consolidated Statement of Financial Position. The amounts accumulated in other comprehensive income are recognized in earnings as settlements of the swaps occur. The Partnership does not intend to settle the interest rate swaps until their maturity date.

10.	Comprehensive Income

Comprehensive income for the six months ended June 30, 2001 was $20.4 million (2000 - $36.6 million). Comprehensive income for the three month period ended June 30, 2001 was $11.3 (2000 - $16.5). Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income for the Partnership includes the earnings for the current period less the impact of the floating to fixed interest rate swap derivative instruments, described in Note 9 above.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Net income for the six months ended June 30, 2001, was $21.7 million, or $0.59 per unit, compared to $36.6 million, or $1.11 per unit, for the comparable period in 2000.  The decline in net income reflects lower operating revenue, higher operating and administrative expenses, and a non-recurring charge for Duluth office exit costs. Earnings per unit were lower due to reduced net income and a greater number of units outstanding following the issuance of 1.8 million units in May 2001.  The weighted-average number of Common Units outstanding increased from 28.9 million for the first half of 2000 to 29.3 million for first half of 2001.  The results of operations for the first half of 2001 also include the earnings of Enbridge Pipelines (North Dakota) L.L.C. from the acquisition date of May 18, 2001.  The contribution to net income from the acquisition was $0.4 million for the six months ended June 30, 2001.

Operating revenue for the first six months of 2001 decreased $4.1 million, to $153.0 million, over the corresponding period in 2000 as increased tariffs related to the System Expansion Project II (“SEP II”) and the Terrace Expansion Project (“Terrace”) were more than offset by declines in deliveries.  Deliveries averaged 1.356 million barrels per day for the first six months of 2001, compared to 1.361 million barrels per day for the same period of 2000.  There was also one less pumping day in the first half of 2001 compared to 2000, due to the leap year.

Total operating expenses for the first six months of 2001 increased $9.8 million from the corresponding period last year.  The increase resulted from higher operating and administrative and depreciation costs, and a non-recurring charge of $5.0 million related to the estimated severance and lease termination costs of relocating the Partnership’s offices from Duluth, Minnesota to Houston, Texas. Operating and administrative costs increased $4.5 million primarily due to increases in oil measurement losses.

Interest expense for the first six months of 2001 was $0.4 million higher than the same period of 2000 due to higher interest rates associated with the senior unsecured notes that were issued in November 2000.

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Net income for the three months ended June 30, 2001, was $11.6 million, or $0.32 per unit, compared to $16.5 million, or $0.49 per unit, for the same period last year.  The decline in quarterly results reflects higher operating and administrative expenses and the non-recurring charge for Duluth office exit costs, partially offset by higher operating revenue.

Operating revenue for the second quarter of 2001 was $81.1 million, an increase of $2.8 million over the corresponding period in 2000, due to higher deliveries and increases in the tariff rates for SEP II and Terrace effective April 1, 2001. Deliveries averaged 1.365 million barrels per day for the second quarter of 2001, compared to 1.358 million barrels per day for the same period in 2000.

Total operating expenses for the three months ended June 30, 2001, increased by $8.1 million from the corresponding period in 2000.  Power costs were slightly higher by $0.5 million due to higher deliveries.  Operating and administrative expenses increased by $2.1 million due to higher oil measurement losses.  Depreciation expense increased by $0.5 million due to depreciation on the prior year’s capital additions.  As previously noted, the 2001 second quarter results included a non-recurring charge of $5.0 million related to the estimated severance and lease termination costs of relocating the Partnership’s offices from Duluth, Minnesota to Houston, Texas.

The results of operations for the three month and six month periods ended June 30, 2001 should not be taken as indicative of the results of operations expected for the full year.

Liquidity and Capital Resources

The Partnership anticipates that it will continue to have adequate liquidity to fund future recurring operating, investing and financing activities.  The Partnership intends to fund ongoing capital expenditures with borrowings, cash generated from operating activities, existing cash and cash equivalents and the proceeds from future equity and debt offerings, if any.  Cash distributions are expected to be funded with internally generated cash. The Partnership’s ability to make future debt and equity offerings will depend on various factors including prevailing market conditions, interest rates and the financial condition of the Partnership.

At June 30, 2001, cash and cash equivalents totaled $32.3 million, as compared to $37.2 million at December 31, 2000.  During the third quarter, $29.3 million will be used for the cash distribution payable August 14, 2001.

Cash flow from operating activities for the first six months of 2001 was $62.7 million, as compared with $57.1 million for the same period last year.  The increase is primarily due to changes in working capital, offset by lower net income.

The Partnership anticipates spending approximately $9.0 million for pipeline system enhancements, $10.0 million for core maintenance activities, and $12.0 million for expansion projects in 2001.  Excluding major expansion projects, ongoing capital expenditures are expected to average approximately $20.0 million on an annual basis (approximately 50% for core maintenance and 50% for enhancement of the pipeline system).  Core maintenance activities, such as the replacement of equipment and preventive maintenance programs, will be undertaken to enable the Partnership's pipeline system to continue to operate at its maximum operating capacity.  Enhancements to the pipeline system, such as renewal and replacement of pipe, are expected to extend the life of the Lakehead System and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers.

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

In June, western Canadian oil producers requested that Lakehead proceed with the third phase of the Terrace Expansion Program to add 140,000 bpd of incremental capacity between Clearbrook, Minnesota and Superior, Wisconsin by mid-2003.  When this final phase of Terrace is complete, the Lakehead system configuration will have delivery capability in excess of 1.8 million bpd, based on forecast commodity mixes and usage patterns.  The Partnership’s earnings and cash flow are expected to improve significantly over the next few years from increases in deliveries and improved project returns from recent expansions.  Returns from both the Terrace expansion and the previous SEP II expansion contain incentive tolling arrangements, which will benefit from increasing volumes expected from the western Canadian basin.

The Partnership also expects to increase distributable cash flow through the development or acquisition of complementary businesses with a similar risk profile to that of the Lakehead System.  On May 18, 2001, the Partnership closed its acquisition of the assets of Enbridge Pipelines (North Dakota) L.L.C., which was purchased from Enbridge Inc. for $35.4 million.  The Partnership may in the future acquire other mature transportation assets from Enbridge.  Those acquisitions may include a portion of the assets recently acquired by Enbridge in connection with its acquisition of Midcoast Energy Resources Inc. of Houston.  Neither the Partnership nor Enbridge has identified any particular assets owned by Enbridge for transfer to the Partnership, and no proposal for an acquisition of any of these assets is currently pending.  The Partnership cannot predict which, if any, energy transportation assets owned by Enbridge it may ultimately acquire or the terms of any such acquisitions.  Any acquisitions from Enbridge will depend on a number of factors including the availability of acceptable alternative acquisition opportunities from third parties and the Partnership’s financing capability at the time acquisition opportunities may arise.

Tariff Matters

Effective July 1, 2001, in compliance with the indexed rate ceilings allowed by FERC, the Partnership increased its rates for transportation by an average of 2.7%.  The increase in tariff rates is not expected to have a material impact on the Partnership.

Unit Issuance

On May 22, 2001, the Partnership issued 1,748,635 Class A Common Units at a public offering price of $45.75 per unit for gross proceeds before fees and expenses of approximately $80.0 million.  As well, on June 4, 2001, the Partnership issued an additional 64,999 Class A Common Units to cover underwriter over-allotments. These units were issued at the public offering price of $45.75 per unit, less an underwriting discount.  The entire offering brings the total number of Class A Common Units outstanding to 26.8 million.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, "Business Combinations."  This Statement eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method.  In addition, it requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill.  This Statement is effective for business combinations initiated after June 30, 2001.  The Partnership adopted SFAS 141 on July 1, 2001 with no material impact on net income.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  This Statement eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives.  SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization.  SFAS 142 is effective for fiscal years beginning after December 15, 2001.  The impact of adopting SFAS 142 to the Partnership has not yet been determined.

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations," on the accounting for obligations associated with the retirement of long-lived assets.  SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria.  Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset.  The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled.  SFAS 143 will be effective for fiscal years beginning after June 15, 2002.  The potential impact of adopting SFAS 143 to the Partnership has not yet been determined.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s financial instrument market risk is primarily impacted by changes in interest rates.  The Partnership’s exposure to movements in interest rates is managed through its long-term debt ratio target, its allocation of fixed and floating rate debt, and the use of interest rate risk management agreements.  Information about the Partnership’s financial instruments that are sensitive to changes in interest rates has not changed from that presented in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

For information regarding other legal proceedings arising in 2000 or with regard to which material developments were reported during 2000, see Part I. Item 3., "Legal Proceedings," in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)          Exhibits

             None.

b)          Reports on Form 8-K

A report on Form 8-K was filed June 4, 2001, submitting a press release dated May 25, 2001, announcing the successful close of the acquisition of 100% of Enbridge Pipelines (North Dakota) for cash of $33 million.

A report on Form 8-K was filed June 13, 2001, submitting a press release dated June 8, 2001, announcing the appointment of Dan C. Tutcher to President of Lakehead Pipe Line Company, Inc. effective June 5, 2001.  Lakehead Pipe Line Company, Inc. is the General Partner of Lakehead Pipe Line Partners, L.P.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKEHEAD PIPE LINE PARTNERS, L.P.
(Registrant)

By:	Lakehead Pipe Line Company, Inc.
as General Partner

/s/M.A. Maki

M.A. Maki
Controller
(Principal Financial Officer)

/s/J.L. Balko

J.L. Balko
Chief Accountant
(Principal Accounting Officer)

Dated: August 14, 2001