Form 10-K405/A
period 2000-12-31
ENBRIDGE ENERGY PARTNERS LP
filed 2001-10-09
CIK 880285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                SECOND AMENDMENT
                                       TO
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         Commission File Number: 1-10934

                         ENBRIDGE ENERGY PARTNERS, L.P.
             (Exact name of Registrant as specified in its charter)
                  (formerly Lakehead Pipe Line Partners, L.P.)

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

                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which registered
    CLASS A COMMON UNITS                    NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

                                 ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of October 8, 2001, the aggregate market value of the Registrant's Class A Common Units held by non affiliates of the Registrant was $1,294,615,522 based on the reported closing sale price of such units on the New York Stock Exchange on that date.

    As of October 8, 2001, there were 26,803,634 of the Registrant's Class A Common Units outstanding.

                                 ---------------

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
              Preliminary Note
ITEM 10.      Directors and Executive Officers of the Registrant............ 3
ITEM 14.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K...................................................... 5


                                PRELIMINARY NOTE

         In the Section captioned "Lakehead System Growth" in Item 7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File number 1-10934) (the "10-K"), the Registrant referred to external forecasts for West Texas Intermediate crude oil benchmark prices over the next several years. Those external forecasts are contained in the U.S. Department of Energy - Energy Information Administration's "Annual Energy Outlook 2001" published December 22, 2000 (http://www.eia.doe.gov/oiaf/aeo/).

         In the Section captioned "Growth Beyond the Lakehead System" in Item 7 of the 10-K, the Registrant referred to external forecasts of crude oil production in the Gulf of Mexico. Those forecasts were prepared for the Registrant by Energy Analysts International, Inc., Westminister, Colorado.

         Please see "General-Future Prospects" in Item 2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File number 1-10934), for a more recent discussion of the Registrant's future prospects.

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

   NAME                                             AGE          POSITION WITH GENERAL PARTNER
   ----                                             ---          -----------------------------
   J.R. Bird                                        52           Director
   P.D. Daniel                                      54           Director
   E.C. Hambrook                                    63           Director
   G.K. Petty                                       59           Director
   C.A. Russell                                     67           Director
   D.P. Truswell                                    57           Director
   D.C. Tutcher                                     52           President
   L.H. DeBriyn                                     54           Vice President, Special Projects
   Greg Sevick                                      45           Vice President, Operations
   Mark Maki                                        36           Controller
   J.K. Whelen                                      41           Treasurer
   J.L. Balko                                       35           Chief Accountant
   Chris Kaitson                                    45           Corporate Secretary

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

    Mr. Daniel was elected a Director of the General Partner in July 1996 and served as its President from July 1996 through October 1997. Mr. Daniel has served as President of Enbridge since September 2000 and as Chief Executive Officer of Enbridge since January 2001. Prior thereto, Mr. Daniel also served as President and Chief Operating Officer - Energy Delivery of Enbridge from June 1998 to December 2000. Prior thereto, Mr. Daniel served as Executive Vice President and Chief Operating Officer--Energy Transportation Services of Enbridge from September 1997 through June 1998, as Senior Vice President of Enbridge from May 1994 to August 1997, as President and Chief Executive Officer of Enbridge Pipelines from August 1996 to August 1997, and as President and Chief Operating Officer of Enbridge Pipelines from May 1994 to August 1996.

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

    Mr. Maki was elected controller of the General Partner in June 2001. Prior thereto he served as Controller, Enbridge Pipelines Inc. from September 1999 to June 2001. Prior thereto, he served as Chief Accountant of the General Partner from June 1997 to August 1999. Prior thereto, Mr. Maki served as Internal Auditor of the General Partner from November 1995 to June 1997.

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

    Mr. Kaitson was elected Corporate Secretary of the General Partner in October 2001 and has served since May 2001, and will continue to serve, as Associate General Counsel, Transportation Group South, of Enbridge Inc. and of Enbridge Midcoast Energy Inc. He previously served as General Counsel of Midcoast Energy Resources, Inc. from 1997 until its merger with Enbridge on May 15, 2001. Prior thereto, he served as Vice President-Legal and Corporate Secretary of Republic Gas Partners, LLC from 1995 to 1997.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (c) The following Exhibits (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated herein by reference as part of this Report.

      EXHIBIT
       NUMBER                                           DESCRIPTION
      -------                                           -----------
       3.1        Certificate of Limited Partnership of the Partnership. (Partnership's Registration Statement
                  No. 33-43425 -- Exhibit 3.1)
       3.2        Certificate of Amendment to Certificate of Limited Partnership of the Partnership
       4.1        Form of Certificate representing Class A Common Units
       4.2        Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 15,
                  1997. (Registrant's Form 8-A/A, dated May 2, 1997)
       4.3        Amendment to Amended and Restated Agreement of Limited Partnership, dated August 28, 2001
      10.1        Note Agreement and Mortgage, dated December 12, 1991. (1991 Form 10-K -- Exhibit 10.1)
      10.2        [Intentionally Omitted]
      10.3        Distribution Support Agreement, dated December 27, 1991, among the Partnership, Lakehead
                  Pipe Line Company, Inc. and Interprovincial Pipe Line Inc. (1991 Form 10-K -- Exhibit 10.3)
      10.4        Assumption and Indemnity Agreement, dated December 18, 1992, between Interprovincial Pipe
                  Line Inc. and Interprovincial Pipe Line System Inc. (1992 Form 10-K -- Exhibit 10.4)
      10.5        Amended Services Agreement, dated February 29, 1988, between Interprovincial Pipe Line Inc.
                  and Lakehead Pipe Line Company, Inc. (1991 Form 10-K -- Exhibit 10.4)
      10.6        Amended Services Agreement, dated January 1, 1992, between Interprovincial Pipe Line Inc.
                  and Lakehead Pipe Line Company, Inc. (1992 Form 10-K -- Exhibit 10.6)
      10.7        Certificate of Limited Partnership of the Operating Partnership. (Partnership's Registration
                  Statement No. 33-43425 -- Exhibit 10.1)
      10.8        Certificate of Amendment to Certificate of Limited Partnership of the Operating
                  Partnership (Operating Partnership's 2000 Form 10-K/A dated October 9, 2001 -- Exhibit 10.8)
      10.9        Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated
                  December 27, 1991. (1991 Form 10-K -- Exhibit 10.6)
      10.10       Amendment to Amended and Restated Agreement of Limited Partnership of the Operating
                  Partnership, dated August 28, 2001 (Operating Partnership's 2000 Form 10-K/A dated
                  October 9, 2001 -- Exhibit 10.10)
      10.11       Certificate of Limited Partnership of Lakehead Services, Limited Partnership. (Partnership's
                  Registration Statement No. 33-43425 -- Exhibit 10.4)
      10.12       Amendment No. 1 to the Certificate of Limited Partnership of Lakehead Services, Limited
                  Partnership. (Partnership's Registration Statement No. 33-43425 -- Exhibit 10.16)
      10.13       Amended and Restated Agreement of Limited Partnership of Lakehead Services, Limited
                  Partnership, dated December 27, 1991. (1991 Form 10-K -- Exhibit 10.9)
      10.14       Contribution, Conveyance and Assumption Agreement, dated December 27, 1991, among Lakehead
                  Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line Company,
                  Limited Partnership. (1991 Form 10-K -- Exhibit 10.10)
      10.15       LPL Contribution and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line
                  Company, Inc., Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line Company, Limited
                  Partnership and Lakehead Services, Limited Partnership. (1991 Form 10-K -- Exhibit 10.11)
      10.16       Services Agreement, dated January 1, 1996, between IPL Energy (U.S.A.) Inc. and Lakehead
                  Pipe Line Company, Inc. (1995 Form 10-K -- Exhibit 10.14)
      10.17       Amended and Restated Revolving Credit Agreement, dated September 6, 1996, among Lakehead
                  Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Services, Limited
                  Partnership, Lakehead Pipe Line Company, Limited Partnership and the Bank of Montreal and
                  Harris Trust and Savings Bank. (1996 Form 10-K -- Exhibit 10.15)
      10.18       First Amendment to Amended and Restated Revolving Credit Agreement, dated September 6, 1996, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead
                  Services, Limited Partnership, Lakehead Pipe Line Company, Limited Partnership and the Bank
                  of Montreal. (1996 Form 10-K -- Exhibit 10.16)
      10.19       Second Amendment to Amended and Restated Revolving Credit Agreement, dated June 16, 1998, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Services
                  Limited Partnership, Lakehead Pipe Line Company, Limited Partnership and Bank of Montreal,
                  The Toronto Dominion Bank,

      EXHIBIT
       NUMBER                                           DESCRIPTION
      -------                                           -----------
                  Canadian Imperial Bank of Commerce, ABN AMRO Bank, N.V. Cayman Islands Branch and Bank of
                  Montreal, as agent. (Form 10-Q/A, filed September 14, 1998 -- Exhibit 10.1)
      10.20       Settlement Agreement, dated August 28, 1996, between Lakehead Pipe Line Company, Limited
                  Partnership and the Canadian Association of Petroleum Producers and the Alberta Department
                  of Energy. (1996 Form 10-K -- Exhibit 10.17)
      10.21       Promissory Note, dated as of September 30, 1998, given by Lakehead Pipe Line Company,
                  Limited Partnership, as borrower, to Lakehead Pipe Line Company, Inc., as lender.
                  (1998 Form 10-K-- Exhibit 10.19)
      10.22       Treasury Services Agreement, dated January 1, 1996, between IPL Energy Inc. and Lakehead
                  Pipe Line Company, Inc. (1996 Form 10-K -- Exhibit 10.18)
      10.23       Tariff Agreement as filed with the Federal Energy Regulatory Commission for the System
                  Expansion Program II and Terrace Expansion Project. (1998 Form 10-K-- Exhibit 10.21)
      10.24       Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line Company, Limited
                  Partnership -- Exhibit 4.1, dated October 20, 1998)
      10.25       First Supplemental Indenture dated September 15, 1998, between Lakehead Pipe Line Company,
                  Limited Partnership and the Chase Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line
                  Company, Limited Partnership -- Exhibit 4.2, dated October 20, 1998)
      10.26       Second Supplemental Indenture dated September 15, 1998, between Lakehead Pipe Line Company,
                  Limited Partnership and the Chase Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line
                  Company, Limited Partnership -- Exhibit 4.3, dated October 20, 1998)
      10.27       Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line Company, Limited
                  Partnership -- Exhibit 4.4, dated October 20, 1998)
      10.28       Promissory Note, dated as of March 31, 1999, given by Lakehead Pipe Line Company, Limited
                  Partnership, as borrower, to Lakehead Pipe Line Company, Inc., as lender. (1999 Form 10-K--
                  Exhibit 10.26)
      10.29       Third Supplemental Indenture dated November 21, 2000, between Lakehead Pipe Line Company,
                  Limited Partnership and the Chase Manhattan Bank.  (2000 Form 8-K of Lakehead Pipe Line
                  Company, Limited Partnership -- Exhibit 4.2, dated November 16, 2000)
      21          Subsidiaries of the Registrant. (2000 Form 10-K-- Exhibit 21)
      23.1        Consent of PricewaterhouseCoopers LLP. (2000 Form 10-K-- Exhibit 23.1)
      27          Financial Data Schedule as of and for the year ended December 31, 2000. (2000 Form 10-K --
                  Exhibit 27)

    All Exhibits listed above, with the exception of Exhibits 3.2, 4.1 and 4.3 are incorporated herein by reference to the documents identified in parentheses.

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

                                           ENBRIDGE ENERGY PARTNERS, L.P.
                                           (Registrant)

                                           By: Enbridge Energy Company, Inc.,
                                           as General Partner



        October 9, 2001                              /s/ J.L. BALKO
                                           -------------------------------------
                                                         J.L. Balko
                                                      Chief Accountant
                                           (Principal Financial and Accounting
                                                            Officer)

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                                           DESCRIPTION
      -------                                           -----------
       3.1        Certificate of Limited Partnership of the Partnership. (Partnership's Registration Statement
                  No. 33-43425 -- Exhibit 3.1)
       3.2        Certificate of Amendment to Certificate of Limited Partnership of the Partnership
       4.1        Form of Certificate representing Class A Common Units
       4.2        Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 15,
                  1997. (Registrant's Form 8-A/A, dated May 2, 1997)
       4.3        Amendment to Amended and Restated Agreement of Limited Partnership, dated August 28, 2001
      10.1        Note Agreement and Mortgage, dated December 12, 1991. (1991 Form 10-K -- Exhibit 10.1)
      10.2        [Intentionally Omitted]
      10.3        Distribution Support Agreement, dated December 27, 1991, among the Partnership, Lakehead
                  Pipe Line Company, Inc. and Interprovincial Pipe Line Inc. (1991 Form 10-K -- Exhibit 10.3)
      10.4        Assumption and Indemnity Agreement, dated December 18, 1992, between Interprovincial Pipe
                  Line Inc. and Interprovincial Pipe Line System Inc. (1992 Form 10-K -- Exhibit 10.4)
      10.5        Amended Services Agreement, dated February 29, 1988, between Interprovincial Pipe Line Inc.
                  and Lakehead Pipe Line Company, Inc. (1991 Form 10-K -- Exhibit 10.4)
      10.6        Amended Services Agreement, dated January 1, 1992, between Interprovincial Pipe Line Inc.
                  and Lakehead Pipe Line Company, Inc. (1992 Form 10-K -- Exhibit 10.6)
      10.7        Certificate of Limited Partnership of the Operating Partnership. (Partnership's Registration
                  Statement No. 33-43425 -- Exhibit 10.1)
      10.8        Certificate of Amendment to Certificate of Limited Partnership of the Operating
                  Partnership (Operating Partnership's 2000 Form 10-K/A dated October 9, 2001 -- Exhibit 10.8)
      10.9        Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated
                  December 27, 1991. (1991 Form 10-K -- Exhibit 10.6)
      10.10       Amendment to Amended and Restated Agreement of Limited Partnership of the Operating
                  Partnership, dated August 28, 2001 (Operating Partnership's 2000 Form 10-K/A dated
                  October 9, 2001 -- Exhibit 10.10)
      10.11       Certificate of Limited Partnership of Lakehead Services, Limited Partnership. (Partnership's
                  Registration Statement No. 33-43425 -- Exhibit 10.4)
      10.12       Amendment No. 1 to the Certificate of Limited Partnership of Lakehead Services, Limited
                  Partnership. (Partnership's Registration Statement No. 33-43425 -- Exhibit 10.16)
      10.13       Amended and Restated Agreement of Limited Partnership of Lakehead Services, Limited
                  Partnership, dated December 27, 1991. (1991 Form 10-K -- Exhibit 10.9)
      10.14       Contribution, Conveyance and Assumption Agreement, dated December 27, 1991, among Lakehead
                  Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line Company,
                  Limited Partnership. (1991 Form 10-K -- Exhibit 10.10)
      10.15       LPL Contribution and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line
                  Company, Inc., Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line Company, Limited
                  Partnership and Lakehead Services, Limited Partnership. (1991 Form 10-K -- Exhibit 10.11)
      10.16       Services Agreement, dated January 1, 1996, between IPL Energy (U.S.A.) Inc. and Lakehead
                  Pipe Line Company, Inc. (1995 Form 10-K -- Exhibit 10.14)
      10.17       Amended and Restated Revolving Credit Agreement, dated September 6, 1996, among Lakehead
                  Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Services, Limited
                  Partnership, Lakehead Pipe Line Company, Limited Partnership and the Bank of Montreal and
                  Harris Trust and Savings Bank. (1996 Form 10-K -- Exhibit 10.15)
      10.18       First Amendment to Amended and Restated Revolving Credit Agreement, dated September 6, 1996, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead
                  Services, Limited Partnership, Lakehead Pipe Line Company, Limited Partnership and the Bank
                  of Montreal. (1996 Form 10-K -- Exhibit 10.16)
      10.19       Second Amendment to Amended and Restated Revolving Credit Agreement, dated June 16, 1998, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Services
                  Limited Partnership, Lakehead Pipe Line Company, Limited Partnership and Bank of Montreal,
                  The Toronto Dominion Bank,

      EXHIBIT
       NUMBER                                           DESCRIPTION
      -------                                           -----------
                  Canadian Imperial Bank of Commerce, ABN AMRO Bank, N.V. Cayman Islands Branch and Bank of
                  Montreal, as agent. (Form 10-Q/A, filed September 14, 1998 -- Exhibit 10.1)
      10.20       Settlement Agreement, dated August 28, 1996, between Lakehead Pipe Line Company, Limited
                  Partnership and the Canadian Association of Petroleum Producers and the Alberta Department
                  of Energy. (1996 Form 10-K -- Exhibit 10.17)
      10.21       Promissory Note, dated as of September 30, 1998, given by Lakehead Pipe Line Company,
                  Limited Partnership, as borrower, to Lakehead Pipe Line Company, Inc., as lender.
                  (1998 Form 10-K-- Exhibit 10.19)
      10.22       Treasury Services Agreement, dated January 1, 1996, between IPL Energy Inc. and Lakehead
                  Pipe Line Company, Inc. (1996 Form 10-K -- Exhibit 10.18)
      10.23       Tariff Agreement as filed with the Federal Energy Regulatory Commission for the System
                  Expansion Program II and Terrace Expansion Project. (1998 Form 10-K-- Exhibit 10.21)
      10.24       Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line Company, Limited
                  Partnership -- Exhibit 4.1, dated October 20, 1998)
      10.25       First Supplemental Indenture dated September 15, 1998, between Lakehead Pipe Line Company,
                  Limited Partnership and the Chase Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line
                  Company, Limited Partnership -- Exhibit 4.2, dated October 20, 1998)
      10.26       Second Supplemental Indenture dated September 15, 1998, between Lakehead Pipe Line Company,
                  Limited Partnership and the Chase Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line
                  Company, Limited Partnership -- Exhibit 4.3, dated October 20, 1998)
      10.27       Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank. (1998 Form 8-K of Lakehead Pipe Line Company, Limited
                  Partnership -- Exhibit 4.4, dated October 20, 1998)
      10.28       Promissory Note, dated as of March 31, 1999, given by Lakehead Pipe Line Company, Limited
                  Partnership, as borrower, to Lakehead Pipe Line Company, Inc., as lender. (1999 Form 10-K--
                  Exhibit 10.26)
      10.29       Third Supplemental Indenture dated November 21, 2000, between Lakehead Pipe Line Company,
                  Limited Partnership and the Chase Manhattan Bank.  (2000 Form 8-K of Lakehead Pipe Line
                  Company, Limited Partnership -- Exhibit 4.2, dated November 16, 2000)
      21          Subsidiaries of the Registrant. (2000 Form 10-K-- Exhibit 21)
      23.1        Consent of PricewaterhouseCoopers LLP. (2000 Form 10-K-- Exhibit 23.1)
      27          Financial Data Schedule as of and for the year ended December 31, 2000. (2000 Form 10-K --
                  Exhibit 27)