Form 10-Q
period 2001-09-30
ENBRIDGE ENERGY PARTNERS LP
filed 2001-11-15
CIK 880285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

            EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

            EXCHANGE ACT OF 1934

For the transition period from           ____to____

Commission file number 1-10934

ENBRIDGE ENERGY PARTNERS, L.P.

(Exact name of Registrant as specified in its charter)

Delaware	39-1715850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 Louisiana St.

29th Floor

Houston, TX  77002

(Address of principal executive offices and zip code)

(713) 650-8900

(Registrant's telephone number, including area code )

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The Registrant had 26,803,634 Class A Common Units outstanding as at November 14, 2001.

          This Quarterly Report on Form 10-Q contains forward-looking statements.  These statements are based on the Enbridge Energy Partners, L.P.’s (the “Registrant” or “Partnership”) beliefs as well as assumptions made by and information currently available to the Partnership.  When used in this document, the words “anticipate,” “believe,” “expect,” “estimate,” “forecast,” “project,” and similar expressions identify forward-looking statements.  These statements reflect the Partnership’s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

•    the Partnership’s dependence upon adequate supplies of and demand for western Canadian crude oil,

•    the price of crude oil and the willingness of shippers to ship crude oil,

•    the successful implementation of the Partnership’s  growth strategy, including the closing of the Koch acquisition as described below,

•    regulation of the Partnership’s tariffs by the Federal Energy Regulatory Commission and the possibility of unfavorable outcomes of future tariff proceedings, and

•    the effects of competition, in particular, by other pipeline systems.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(unaudited; dollars in millions, except per unit amounts)	2001	2000	2001	2000

Operating Revenue	$75.9	$74.9	$228.9	$232.0

Expenses
Power	12.1	10.8	36.6	35.6
Operating and administrative	27.5	19.8	74.3	57.1
Depreciation	15.8	15.3	46.9	45.8

	55.4	45.9	157.8	138.5

Operating Income	20.5	29.0	71.1	93.5
Interest and Other Income	0.7	0.5	2.2	2.8
Interest Expense	(14.4)	(15.1)	(44.6)	(44.9)
Minority Interest	(0.2)	(0.2)	(0.4)	(0.6)

Net Income	$6.6	$14.2	$28.3	$50.8

Net Income Per Unit (Note 3)	$0.13	$0.42	$0.72	$1.53

Cash Distributions Paid Per Unit (Note 4)	$0.875	$0.875	$2.625	$2.625

See accompanying notes to the consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
	September 30,
(unaudited; dollars in millions)	2001	2000

Cash Provided from Operating Activities
Net income	$28.3	$50.8
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	46.9	45.8
Minority interest	-	0.6
Other	0.2	(3.1)
Changes in operating assets and liabilities:
Accounts receivable and other	4.4	(9.1)
Oil Inventory	6.2	7.3
Materials and supplies	(0.2)	(0.3)
General Partner and affiliates	7.5	0.5
Accounts payable and other	6.5	(3.8)
Interest payable	12.5	10.8
Property and other taxes	(2.2)	(1.4)
	110.1	98.1

Investing Activities
Repayments from affiliate	3.0	1.3
Additions to property, plant and equipment	(13.0)	(10.6)
Changes in construction payables	(4.1)	(2.2)
Purchase of Enbridge Pipelines North Dakota L.L.C.	(35.4)	-
	(49.5)	(11.5)

Financing Activities
Variable rate financing, net	(80.0)	15.0
Loan from Enbridge Energy Company, Inc., net	35.7	-
Proceeds from unit issuance, net (Note 7)	79.9	-
Distributions to partners	(84.5)	(82.8)
Minority interest and other	(0.1)	(0.9)
Debt financing costs	(0.3)	-
	(49.3)	(68.7)

Increase in Cash and Cash Equivalents *	11.3	17.9
Cash and Cash Equivalents at Beginning of Period	37.2	40.0
Cash and Cash Equivalents at End of Period	$48.5	$57.9

*  Cash equivalents are defined as highly marketable securities with a maturity of three months or less when purchased.

See accompanying notes to the consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	September 30,	December 31,
(unaudited, except for December 31, 2000; dollars in millions)	2001	2000

ASSETS
Current Assets
Cash and cash equivalents	$48.5	$37.2
Due from General Partner and Affiliates	-	1.5
Advances to affiliate	2.9	5.9
Accounts receivable and other	23.6	25.7
Oil Inventory	2.7	8.9
Materials and supplies	8.3	7.7

	86.0	86.9

Deferred Charges and Other	8.5	7.9

Property, Plant and Equipment
At cost	1,633.7	1,588.5
Accumulated depreciation	(353.0)	(306.6)

	1,280.7	1,281.9

	$1,375.2	$1,376.7

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Due to General Partner and affiliates	$6.0	$-
Loan from Enbridge Energy Company, Inc.	35.7	-
Accounts payable and other	19.8	17.4
Interest payable	19.0	6.5
Property and other taxes	12.3	14.4

	92.8	38.3

Other Deferred Credits	1.6
Long-Term Debt	719.3	799.3
Minority Interest	3.5	3.2
Contingencies (Note 5)

	817.2	840.8

Partners' Capital
Class A Common Unitholders (Units authorized and issued - 26,803,634; 2000 – 24,990,000)	510.7	488.6
Class B Common Unitholder (Units authorized and issued - 3,912,750)	43.3	42.1
General Partner	5.6	5.2
Accumulated other comprehensive loss (Notes 8 & 9)	(1.6)	-

	558.0	535.9

	$1,375.2	$1,376.7

See accompanying notes to the consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

(Unaudited, except for	Class A	Class B		Other	Total
December 31, 2000;	Common	Common	General	Comprehensive	Consolidated
dollars in millions)	Unitholders	Unitholder	Partner	Loss	Partners’ Capital

Partners' Capital atDecember 31, 2000	$488.6	$42.1	$5.2	$-	$535.9

Allocation of net proceeds from unit issuance	71.6	7.5	0.8	-	79.9

Net Income Allocation	17.6	4.0	6.7	-	28.3

Distributions to Partners	(67.1)	(10.3)	(7.1)	-	(84.5)

Floating to fixed interest rate swaps	-	-	-	(1.6)	(1.6)

Partners' Capital at Sept. 30, 2001	$510.7	$43.3	$5.6	$(1.6)	$558.0

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, they contain all adjustments that management considers necessary to present fairly the financial position at September 30, 2001 and December 31, 2000; the results of operations for the three and nine month periods ended September 30, 2001 and 2000; and cash flows for the nine month periods ended September 30, 2001 and 2000.  The results of operations for the three and nine months ended September 30, 2001 should not be taken as indicative of the results to be expected for the full year.  The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

	Three months ended		Nine months ended
(unaudited; dollars in millions,	September 30,		September 30,
except per unit amounts)	2001	2000	2001	2000

Net income	$6.6	$14.2	$28.3	$50.8

Net income allocated to General Partner	(0.1)	(0.1)	(0.3)	(0.5)

Incentive distributions and historical cost depreciation adjustments	(2.2)	(2.1)	(6.4)	(6.2)

	(2.3)	(2.2)	(6.7)	(6.7)

Net income allocable to Common Unit	$4.3	$12.0	$21.6	$44.1

Weighted Average Common Units outstanding (millions)	30.7	28.9	29.8	28.9

Net income per unit	$0.13	$0.42	$0.72	$1.53

4.      Cash Distribution

On October 25, 2001, the Board of Directors of the General Partner declared a cash distribution for the quarter ended September 30, 2001 of $0.875 per unit.  The distribution was made on November 14, 2001 to Unitholders of record on October 31, 2001.

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

7.     Common Units

During the second quarter of 2001, the Partnership issued an additional 1,813,634 Class A Common Units, which generated proceeds, net of issuance expenses, of approximately $79.9 million and has reduced the effective ownership interest of Enbridge Energy, Inc. (the General Partner) from 15.3% to 14.5%.

8.     Adoption of New Accounting Standard

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

The Partnership enters into forward interest rate agreements, swaps and collars to hedge against the effect of future interest rate movements on its borrowings.  These agreements meet the criteria for hedge accounting and are being treated as cash flow hedges under SFAS No. 133.  On January 1, 2001, the Partnership recorded an unrealized loss of $0.1 million charged to Accumulated Other Comprehensive Income, representing the transition adjustment for the cash flow hedges.  During the nine months ended September 30, 2001, this unrealized loss increased to $1.6 million due to revaluation of the floating to fixed interest rate swaps and is reflected in Partners’ Capital in the Consolidated Statement of Financial Position. The amounts accumulated in other comprehensive income are recognized in earnings as settlements of the swaps occur.  The Partnership does not intend to settle the interest rate swaps until their maturity date.

9.     Comprehensive Income

Comprehensive income for the nine months ended September 30, 2001 was $26.7 million (2000 - $50.8 million).  Comprehensive income for the three month period ended September 30, 2001 was $6.3 million (2000 - $14.2 million).  Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income for the Partnership includes the earnings for the current period less the impact of the floating to fixed interest rate swap derivative instruments, described in Note 8 above.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Net income for the nine months ended September 30, 2001, was $28.3 million, or $0.72 per unit, compared to $50.8 million, or $1.53 per unit, for the same period in 2000. The decline in net income reflects slightly lower revenue and higher operating and administrative expenses, including a non-recurring charge for Duluth, Minnesota office severance and lease termination costs.  Earnings per unit were lower due to reduced net income and a greater number of units outstanding following the issuance of 1.8 million units during the second quarter of 2001.  The weighted average number of Common Units Outstanding increased from 28.9 for the nine months ended September 30, 2000 to 29.8 million for the same period in 2001. The results of operations for the nine months ended September 30, 2001 also include the earnings of Enbridge Pipelines (North Dakota) L.L.C. from the acquisition date of May 18, 2001.  The contribution to net income from the acquisition was $1.5 million for the nine months ended September 30, 2001.

Operating revenue for the first nine months of 2001 decreased $3.1 million, to $228.9 million, over the corresponding period in 2000 due to declines in deliveries.  These declines were partially offset by increased tariffs associated with the System Expansion Program II (“SEP II”) and the Terrace Expansion Program (“Terrace”) and the higher indexed tariff effective July 1, 2001.  Deliveries averaged 1.306 million barrels per day for the first nine months of 2001, compared to 1.331 million barrels per day for the same period of 2000. There was also one less pumping day in the first nine months of 2001 compared to 2000, due to the leap year.

Expenses for the first nine months of 2001 increased by $19.3 million from the corresponding period last year. The increase resulted primarily from higher operating and administrative costs, which included a non-recurring charge of $5.0 million related to the estimated severance and lease termination costs of relocating the Partnership’s offices from Duluth, Minnesota to Houston, Texas. Operating and administrative costs were also higher due to increases in oil measurement losses of $4.8 million and an adjustment to the estimate of oil inventory due to shippers of approximately $5.4 million.  This adjustment to oil inventory was the result of refinements in the oil loss estimation process, as well as improvements in the accuracy of measuring oil losses while implementing a new oil accounting system.

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Net income for the three months ended September 30, 2001, was $6.6 million, or $0.13 per unit, compared to $14.2 million, or $0.42 per unit, for the same period last year.  The decline in quarterly results primarily relates to increases in operating and administrative expenses.

Operating revenue for the third quarter of 2001 was $75.9 million, an increase of $1.0 million over the corresponding period in 2000, due to increases in the tariff rates for SEP II and Terrace effective April 1, 2001, an increase in the indexed rate effective July 1, 2001 and the inclusion of revenue from Enbridge Pipelines (North Dakota) L.L.C. from the acquisition date of  May 18, 2001. Deliveries averaged 1.208 million barrels per day for the third quarter of 2001, compared to 1.272 million barrels per day for the same period in 2000.

Expenses for the three months ended September 30, 2001, increased $9.5 million from the corresponding period in 2000. Operating and administrative expenses increased by $7.7 million primarily due to an adjustment to the estimate of oil inventory due to shippers of approximately $5.4 million and higher oil measurement losses.  Oil measurement losses are higher due to the wide light-heavy crude oil differentials experienced during 2001 and the change in the commodity slate compared to last year.

Interest expense for the third quarter of 2001 was $0.7 million lower than the same period of 2000 primarily due to lower debt balances and lower interest rates.

The results of operations for the three-month and nine-month periods ended September 30, 2001 should not be taken as indicative of the results of operations expected for the full year.

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

At September 30, 2001, cash and cash equivalents totaled $48.5 million, compared to $37.2 million at December 31, 2000, as cash generated from operating activities exceeded cash required for distributions and capital related expenditures.  Of this $48.5 million, $29.6 million (or $0.875 per unit) will be used for the cash distribution payable November 14, 2001, with the remaining $18.9 million available for capital expenditures or other business needs.

Cash flow from operating activities for the first nine months of 2001 was $110.1 million, compared to $98.1 million for the same period last year. The increase is primarily due to changes in working capital, offset by lower net income.

The Partnership anticipates spending approximately $14.9 million for pipeline system enhancements, $15.0 million for core maintenance activities, and $9.3 million for expansion projects in 2001.  Excluding major expansion projects, ongoing capital expenditures are expected to average approximately $20.0 million on an annual basis (approximately 50% for core maintenance and 50% for enhancement of the pipeline system).  Core maintenance activities, such as the replacement of equipment and preventive maintenance programs, will be undertaken to enable the Partnership's pipeline system to continue to operate at its maximum operating capacity.  Enhancements to the pipeline system, such as renewal and replacement of pipe, are expected to extend the life of the Lakehead System and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers.

On October 25, 2001, the Partnership announced that it signed a definitive purchase agreement to acquire natural gas gathering, treating, processing and transmission assets in east Texas from Koch Midstream Service Company, L.L.C. for cash of $230.5 million plus transaction costs.  This transaction is expected to close in late November 2001.

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

Canada has substantial reserves of non-conventional hydrocarbon resources consisting predominantly of oil sands deposits in the province of Alberta.  Firms involved in the production of heavy and synthetic crude oil from the oil sands region of western Canada have announced expansion programs in excess of Cdn $40 billion.  Alberta Oil Sands projects are expected to provide substantial increases in the production of heavy and synthetic crude oil in western Canada well into the future.

The Partnership also expects to increase distributable cash flow through the development or acquisition of complementary businesses with a risk profile similar to that of the Enbridge System.  In May 2001, the Partnership acquired the assets of Enbridge Pipelines (North Dakota) L.L.C. from Enbridge for an aggregate purchase price of $35.4 million which included working capital and transaction costs.  On October 25, 2001, the Partnership announced the signing of a definitive purchase agreement to purchase natural gas assets from Koch Midstream Service Company, L.L.C. for cash of $230.5 million plus transaction costs.

The Partnership may in the future acquire other transportation assets from Enbridge.  Neither the Partnership nor Enbridge has identified any particular assets owned by Enbridge for transfer to the Partnership, and no proposal for an acquisition of any of these assets is currently pending.  The Partnership cannot predict which, if any, energy transportation assets owned by Enbridge it may ultimately acquire or the terms of any such acquisitions.  Any acquisitions from Enbridge will depend on a number of factors including the availability of acceptable alternative acquisition opportunities from third parties and the Partnership’s financing capability at the time acquisition opportunities may arise.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  This Statement eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives.  SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization.  SFAS 142 is effective for fiscal years beginning after December 15, 2001.  The impact of adopting SFAS 142 to the Partnership has not yet been determined.  However, as the Partnership has no recorded goodwill and limited intangible assets, the impact on adoption is not expected to be material.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

None.

b)    Reports on Form 8-K

A report on Form 8-K was filed September 6, 2001, submitting a press release dated September 5, 2001, announcing that Lakehead Pipe Line Partners, L.P., effective as of 12:01 a.m. EST September 5, 2001, changed its name to “Enbridge Energy Partners, L.P.”  The ticker symbol on the New York Stock Exchange has changed to “EEP”.

A report on Form 8-K was filed November 1, 2001, submitting a press release dated October 25, 2001, announcing that Enbridge Energy Partners, L.P.  signed a definitive purchase agreement to acquire natural gas gathering, treating, processing and transmission assets in east Texas from Koch Midstream Services Company, LLC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY PARTNERS, L.P.
(Registrant)

By:	Enbridge Energy Company, Inc. as General Partner

/s/J.L. Balko
J.L. Balko
Chief Accountant
(Duly Authorized Officer and Principal Accounting Officer)

Dated: November 14, 2001