Form 10-Q
period 2002-03-31
ENBRIDGE ENERGY PARTNERS LP
filed 2002-05-15
CIK 880285

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The Registrant had 31,313,634 Class A Common Units outstanding as at May 6, 2002.

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION

        This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on the beliefs of Enbridge Energy Partners, L.P. (the "Partnership") as well as assumptions made by and information currently available to the Partnership. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

  •
  the Partnership's dependence upon adequate supplies of and demand for crude oil, natural gas, natural gas liquids ("NGLs") and other products transported on its pipelines and treated and processed at its facilities, including western Canadian crude oil,

  •
  the price of crude oil, natural gas, NGLs and other products transported and the willingness of shippers to ship these products,

  •
  the Partnership's commodity price exposure inherent in natural gas purchase and resale activities and in natural gas processing,

  •
  regulation of the Partnership's rates by the Federal Energy Regulatory Commission (the "FERC") and state authorities and the possibility of unfavorable outcomes of future rate proceedings,

  •
  the effects of competition, in particular, by other pipeline systems,

  •
  compliance with environmental and safety laws and regulations,

  •
  permanent or temporary closure of partnership or customer facilities as a result of expected or unexpected events, and

  •
  the Partnership's ability to acquire other companies and assets and successfully integrate them into its business.

If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements. For additional discussion of such risks, uncertainties and assumptions, see the Partnership's 2001 Annual Report on Form 10-K.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended March 31,
	2002	2001
	(unaudited; dollars in millions, except per unit amounts)
Operating revenue
Transportation	$82.8	$71.9
Marketing	91.2	—
Processing	7.3	—

	181.3	71.9

Expenses
Power	13.6	11.7
Cost of natural gas	89.6	—
Operating and administrative	27.8	20.1
Depreciation and amortization	18.3	15.4

	149.3	47.2

Operating income	32.0	24.7
Interest and other income	0.6	0.7
Interest expense	(14.7)	(15.2)
Minority interest	(0.2)	(0.1)

Net income	$17.7	$10.1

Net income per unit (Note 2)	$0.43	$0.27

Weighted average units outstanding (millions)	33.7	28.9

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2002	2001
	(unaudited; dollars in millions)
Cash provided from operating activities
Net income	$17.7	$10.1
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	18.3	15.4
Other	0.1	1.1
Changes in operating assets and liabilities:
Accounts receivable and other	(14.2)	1.7
Oil overage balance	0.9	2.1
General Partner and affiliates	9.7	4.7
Accounts payable and other	6.1	(3.8)
Interest payable	12.3	12.5
Property and other taxes	1.3	2.9

	52.2	46.7

Investing activities
Repayments from affiliate	0.5	0.1
Additions to property, plant and equipment	(30.0)	(2.4)
Changes in construction payables	0.4	(4.0)

	(29.1)	(6.3)

Financing activities
Variable rate financing, net	67.0	—
Loan from Enbridge Energy Company, Inc., net	(124.7)	—
Proceeds from unit issuance, net (Note3)	90.8	—
Distributions to partners	(32.6)	(27.6)
Minority interest	(0.1)	(0.3)
Other	(1.4)	(0.1)

	(1.0)	(28.0)

Increase in cash and cash equivalents	22.1	12.4
Cash and cash equivalents at beginning of period	40.2	37.2

Cash and cash equivalents at end of period	$62.3	$49.6

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31, 2002	December 31, 2001
	(unaudited)
	(dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$62.3	$40.2
Due from General Partner and affiliates	—	0.3
Advances to affiliate	2.4	2.9
Accounts receivable and other	70.2	63.1
Materials and supplies	8.5	8.5

	143.4	115.0
Deferred charges and other	40.7	47.6
Property, plant and equipment, net	1,498.5	1,486.6

	$1,682.6	$1,649.2

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Due to General Partner and affiliate	$9.4	$—
Oil overage balance	10.3	9.4
Accounts payable and other	51.5	48.5
Interest payable	19.1	6.8
Property and other taxes payable	15.7	14.4
Other deferred costs	1.1	—
Loans from Enbridge Energy Company, Inc.	51.5	176.2
Short-term debt (Note 4)	130.0	31.0

	288.6	286.3
Long-term debt (Note 4)	683.4	715.4
Minority interest	3.4	3.3
Other deferred costs	1.6	—

	977.0	1,005.0
Partners' capital
Class A common unitholders (Units authorized and issued—31,253,634 in 2002 and 29,053,634 in 2001)	647.1	577.0
Class B common unitholders (Units authorized and issued—3,912,750)	53.4	48.8
General Partner	7.7	6.5
Accumulated other comprehensive gain (loss)	(2.6)	11.9

	$705.6	$644.2

	$1,682.6	$1,649.2

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

	Three months ended March 31, 2002
	General Partner	Class B Common Unitholders	Class A Common Unitholders	Other Comprehensive Loss	Total Consolidated Partners' Capital
	(unaudited; dollars in millions)
Partners' Capital at December 31, 2001	$6.5	$48.8	$577.0	$11.9	$644.2
Allocation of Net Proceeds from Unit Issuance	0.9	6.2	83.7	—	90.8
Net Income Allocation	3.2	2.0	12.5	—	17.7
Distributions to Partners	(2.9)	(3.6)	(26.1)	—	(32.6)
Floating to Fixed Interest Rate Swaps	—	—	—	(14.5)	(14.5)

Partners' Capital at March 31, 2002	$7.7	$53.4	$647.1	$(2.6)	$705.6

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.
Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the financial position as at March 31, 2002 and December 31, 2001; the results of operations for the three month periods ended March 31, 2002 and 2001; and cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with Enbridge Energy Partners, L.P.'s (the "Partnership") consolidated financial statements and notes thereto presented in the Partnership's 2001 Annual Report on Form 10-K

2.
Net Income per Unit

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

Period ended March 31,	2002	2001
Net income	$17.7	$10.1

Net income allocated to General Partner	(0.2)	(0.1)
Incentive distributions and historical cost depreciation adjustments	(3.0)	(2.1)

	(3.2)	(2.2)

Net income allocable to Common Units	$14.5	$7.9

Weighted average units outstanding (millions)	33.6	28.9

Net income per unit	$0.43	$0.27

3.
Unit Issuance

  On March 4, 2002, the Partnership issued an additional 2.2 million Class A Common Units, which generated proceeds, net of underwriters' discounts and commissions and issuance expenses, of approximately $90.8 million. Proceeds from this offering were used to repay indebtedness. After giving effect to the Class A Common Unit offering, the General Partner has an 11.0% limited partner interest (in the form of 3,912,750 Class B Common Units) and a 1.0% general partner interest in the Partnership, as well as a 1.0% general partner interest in Enbridge Energy, Limited Partnership (the "Operating Partnership"). On April 4, 2002, the Partnership issued an additional 60,000 Class A Common Units to the underwriters in the above offering upon exercise by the underwriters of the over-allotment option, resulting in additional proceeds to the Partnership, net of underwriters' discount and commissions and issuance expenses, of approximately $2.5 million.

4.
Credit Facilities

  On January 29, 2002, the Partnership established two new unsecured credit facilities, a $300.0 million three-year term facility and a $300.0 million 364-day facility, to replace the original $350.0 million revolving credit facility. Under the terms of these new facilities, the Partnership and the Operating

  Partnership may borrow funds up to a combined maximum of $300.0 million under the three-year term facility and a combined maximum of $300.0 million under the 364-day facility. In addition, when no default exists, the Partnership may designate any of its material subsidiaries to borrow under either or both the facilities, subject to complying with certain administrative procedures. Any borrowings under either facility will be guaranteed by the Partnership, the Operating Partnership and any of their material subsidiaries, unless that entity is the borrower. The indebtedness under the original $350.0 million revolving credit facility was refinanced with indebtedness drawn under the new credit facilities and the original $350.0 million revolving credit facility was terminated. As at March 31, 2002, the Partnership and the Operating Partnership had borrowed approximately $204.0 million under the two new credit facilities.

5.
Segment Information

  The Partnership's operations are segmented for accounting purposes based on the type of business activity and management control. The table below provides certain information regarding the financial performance of these segments. The Partnership's transportation pipelines primarily receive crude oil, liquid hydrocarbons, natural gas and NGLs from producers and other pipelines and deliver these products to other pipelines and customers, such as refineries and other industrial facilities.

  The Partnership's marketing activities include providing natural gas supply and sales services to certain of its customers by purchasing the natural gas supply from other marketers, pipeline affiliates and natural gas producers and reselling the natural gas to customers.

  Processing revenues are realized from the processing and treating of natural gas, which involves the extraction and sale of NGLs as well as the sale of the residual natural gas.

  The "Other" column consists of costs of financing, interest income and minority interest, which are not allocated to the other business segments.

  The following table presents certain financial information relating to the Partnership's business segments as at or for the quarter ended March 31, 2002. As a result of the Partnership's North Dakota acquisition in May 2001 and East Texas acquisition in November 2001, the results of operations from the transportation segment as of and for the period ended March 31, 2002 include results from crude oil and natural gas gathering activities. Likewise, a majority of the Partnership's marketing and processing revenues were derived from the assets acquired in the East Texas acquisition in

  November 2001. As a result of these changes in the composition of the Partnership's segment reporting occurring in 2001, comparative segment information for 2001 is not shown.

	As of or for the Quarter Ended March 31, 2002
	Transportation	Marketing	Processing	Other	Totals
Operating revenues	$82.8	$91.2	$7.3	$—	$181.3

Power	13.6	—	—	—	13.6
Cost of natural gas	—	83.8	5.8	—	89.6
Operating and administrative	23.0	4.0	0.6	0.2	27.8
Depreciation and amortization	16.2	1.7	0.4	—	18.3

Operating Income	30.0	1.7	0.5	(0.2)	32.0
Interest and other	—	—	—	0.6	0.6
Interest expense	—	—	—	(14.7)	(14.7)

	30.0	1.7	0.5	(14.3)	17.9
Minority interest	—	—	—	(0.2)	(0.2)

Net income	30.0	1.7	0.5	(14.5)	17.7

Total Assets	1,423.4	214.4	44.8	—	1,682.6

Capital Expenditures	26.9	2.7	0.4	—	30.0

6.
Accounting Changes

  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their useful lives, which is limited to a maximum of forty years. The Partnership adopted SFAS No. 142 on January 1, 2002.

  In conjunction with the acquisition of the East Texas assets in December 2001, customer contracts valued at $15.0 million were acquired. Customer contracts are comprised entirely of natural gas purchase and sale contracts and are allocated to the Partnership's marketing segment. These customer contracts are being amortized over the estimated useful life of the underlying reserves and at March 31, 2002, accumulated amortization was $0.2 million. Estimated amortization expense based on current customer contracts for 2002 and each of the next four years is $0.6 million.

  In addition, the Partnership is in the process of completing its initial transition goodwill impairment test and anticipates that goodwill associated with the East Texas acquisition of approximately $15.0 million is not impaired. Goodwill is allocated entirely to the Partnership's marketing segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Net income for the first quarter of 2002 was $17.7 million, or $0.43 per unit, compared with 2001 first quarter net income of $10.1 million, or $0.27 per unit, an increase of $7.6 million, or $0.16 per unit. The increase in net income was a result of higher earnings on the Lakehead System, as well as contributions from the newly acquired North Dakota and East Texas systems in the first quarter of 2002. The comparative numbers for the first quarter of 2001 did not include earnings from the North Dakota or East Texas systems, as these systems were purchased in the second quarter and fourth quarter of 2001, respectively. Earnings per unit were higher due to increased net income offset by a greater number of units outstanding. The weighted-average number of Common Units outstanding increased from 28.9 million for the first quarter of 2001 to 33.7 million for the first quarter of 2002, primarily as a result of the issuance of Class A Common Units during 2001 and the first quarter of 2002.

        Operating revenue for the first quarter of 2002 was $181.3 million, or $109.4 million higher than the first quarter of 2001. This increase is primarily due to the inclusion of revenue from the East Texas System of $99.2 million, the North Dakota System of $2.9 million and an increase in the Lakehead System revenue of $7.3 million.     Revenue on the Lakehead System was higher than the same period in 2001 due to an increase in the indexed tariff effective July 1, 2001 of 2.9%, an increase in the Terrace expansion tariff of approximately 1.3 cents per barrel effective April 1, 2001 and a longer average haul distance. These increases were partially offset by reduced deliveries over the same period.

        Deliveries averaged 1.314 million barrels per day ("bpd") for the first quarter of 2002, down approximately 2.4% from the 1.347 million bpd averaged for the first quarter of 2001. The Partnership anticipates that deliveries will improve over the second half of 2002 to average between 1.33 and 1.40 million bpd on a full year basis.

        Total operating expense for the first quarter 2002 increased $102.1 million from the corresponding period of 2001 from $47.2 million to $149.3 million. The increase resulted from the inclusion of operating expenses of $96.9 million related to the East Texas System, operating expenses of $1.3 million related to the North Dakota System and higher operating expenses on the Lakehead System of $3.9 million. Operating expenses on the Lakehead System were higher due to an increase in power costs of $1.6 million and an increase in various other operating and administrative costs of $2.0 million. Higher in-line inspection costs and a reduced pension credit were offset by lower oil measurement losses and an increase in capitalized charges due to the increased construction activity on the Terrace expansion project. Although deliveries decreased in the first quarter of 2002 compared to the first quarter of 2001, power costs were higher, reflecting an increase in the amount of heavy crude oil relative to the amount of lighter crude oil transported on the system and a longer average haul.

        Interest expense was $14.7 million for the first quarter of 2002, compared to $15.2 million for the same period in 2001. The decrease was attributable to lower interest rates and lower average amounts of debt outstanding, because interim debt financing associated with recent system acquisitions and expansions was reduced with the proceeds from the issuance of Class A Common Units in February 2002.

Liquidity and Capital Resources

        The primary cash requirements for the Partnership consist of normal operating expenses, maintenance and expansion capital expenditures, debt service payments, distributions to partners and acquisitions of new businesses. Short-term cash requirements, such as operating expenses, maintenance capital expenditures and quarterly distributions to partners are expected to be funded by operating cash flows. Long-term cash requirements for expansion projects and acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under bank credit facilities and the issuance of additional equity and debt securities. The Partnership's ability to complete future debt and equity offerings and the timing of any such offerings will depend on various factors including prevailing market conditions, interest rates and the financial condition of the Partnership.

        At March 31, 2002, cash and cash equivalents totaled $62.3 million, as compared to $40.2 million at December 31, 2001. Of this $62.3 million, $34.7 million ($0.90 per unit) will be used for the cash distribution payable May 15, 2002, with the remaining $27.6 million available for capital expenditures or other business needs.

        Cash flow from operating activities for first quarter 2002 was $52.2 million, as compared with $46.7 million for the same period in 2001. Cash flow from operating activities increased due to higher net income. At March 31, 2002, the Partnership had working capital of ($145.2) million, which represented an increase of $26.1 million from working capital of ($171.3) million as of December 31, 2001. The increase was primarily a result of higher cash and accounts receivable balances in 2002.

        In the first quarter of 2002, the Partnership made capital expenditures of $30.0 million, of which $4.6 million was for pipeline system enhancements, $0.9 million for core maintenance activities and $24.5 million for the Terrace expansion project. The Partnership anticipates spending approximately $16.0 million for pipeline system enhancements, $17.0 million for core maintenance, and $185.0 million for the Terrace expansion project on the Lakehead System in 2002. Excluding major expansion projects, ongoing capital expenditures are expected to average approximately $30.0 million on an annual basis (approximately 55% for core maintenance and 45% for enhancement of the systems). Core maintenance activities, such as the replacement of equipment and preventive maintenance programs, will be undertaken to enable the Partnership's systems to continue to operate at their maximum operating capacity. Enhancements to the systems, such as renewal and replacement of pipe, are expected to extend the life of the systems and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers.

        On January 29, 2002, the Partnership established two new unsecured credit facilities, a $300.0 million three-year term facility and a $300.0 million 364-day facility, to replace the original $350.0 million revolving credit facility. Under the terms of these new facilities, the Partnership and the Operating Partnership may borrow funds up to a combined maximum of $300.0 million under the three-year term facility and a combined maximum of $300.0 million under the 364-day facility. In addition, when no default exists, the Partnership may designate any of its material subsidiaries to borrow under either or both the facilities, subject to complying with certain administrative procedures. Any borrowings under either facility will be guaranteed by the Partnership, the Operating Partnership and any of their material subsidiaries, unless that entity is the borrower. Upon closing on these new credit facilities, indebtedness under the original $350.0 million revolving credit facility was repaid with indebtedness drawn under these new credit facilities and the original $350.0 million revolving credit facility was terminated. As at March 31, 2002, the Partnership and the Operating Partnership had borrowed approximately $204.0 million under the two new credit facilities.

        On March 4, 2002, the Partnership issued 2.2 million Class A Common Units at $42.75 per unit. The proceeds from the offering, net of underwriters' discounts and commissions and issuance expenses, were approximately $90.8 million. Of that amount, a portion was used to repay indebtedness to an affiliate that was incurred to finance the acquisitions of the East Texas and North Dakota systems. The balance of the net proceeds was used to repay a portion of the amount outstanding under the Partnership's revolving credit facilities. Borrowings under those facilities were used to fund the Terrace expansion program on the Lakehead System and other capital enhancements. Subsequent to this unit issuance, additional amounts were borrowed under the revolving credit facilities for general operations and debt reserves. On April 3, 2002, an additional 60,000 Class A Common Units were issued in connection with the underwriter's exercise of the over-allotment option granted in connection with the March 4, 2002 offering, resulting in additional proceeds of approximately $2.5 million. These offerings increased the number of Class A Common Units outstanding to 31,313,634.

        The Partnership has on file with the Securities and Exchange Commission a $500.0 million shelf registration statement for the issuance of Class A Common Units. The purpose of this registration statement is to give the Partnership flexibility to respond quickly to attractive financing opportunities in the capital markets as it pursues its growth strategy and manages its debt obligations. As of March 31, 2002, approximately $311.0 million in Class A Common Units remained available for issuance under this registration statement.

General

Future Prospects

        The Partnership's objective is to continue to grow cash distributions by profitably expanding the Lakehead System and by pursuing operating efficiencies in existing and newly acquired assets. The Partnership also plans to grow cash distributions by utilizing the stable cash flows of the Lakehead System and its ability to access capital markets to:

  •
  Develop and acquire complementary energy infrastructure businesses, such as petroleum products transportation and terminaling businesses; and

  •
  Expand its geographical presence, particularly in the Gulf Coast region of the United States.

        The Partnership anticipates an increased availability of attractive acquisition targets as major energy companies rationalize their business portfolios and smaller companies sell assets to reduce leverage. The Partnership believes that it is well positioned to participate in these opportunities because it is an established, low cost operator with a strong track record of reliability. The Partnership also anticipates that it may seek to acquire assets from affiliates of Enbridge Inc., including the General Partner of the Partnership. The Partnership expects that it will finance acquisitions through both debt and equity financing structures.

Regulatory Issues

        On March 12, 2002, the Partnership filed a new tariff with the FERC, which took effect April 1, 2002. This new tariff reflects the annual adjustment to the SEP II surcharge, including a true-up of the 2001 actual SEP II cost of service, along with an estimate for 2002. The amount of the true-up of the 2001 actual SEP II cost of service was $4.3 million, including interest. The tariff allows the Partnership to recover the cost of service for SEP II facilities and earn a return on its SEP II equity investment, which varies with the utilization of SEP II capacity on the Enbridge System in western Canada. During 2002, the Partnership will earn a 7.5% return on its SEP II equity investment, the minimum provided in the SEP II Tariff Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Partnership's financial instrument market risk is impacted by changes in interest rates. The Partnership's exposure to movements in interest rates is managed through its long-term debt ratio target, its allocation of fixed and floating rate debt and the use of interest rate risk management agreements. Information about the Partnership's financial instruments, which are sensitive to changes in interest rates has not changed from that presented in the Partnership's 2001 Annual Report on Form 10-K.

        As the Partnership does not own the crude oil and NGLs it transports on the Lakehead System, its cash flows from that system are not directly impacted by changes in commodity prices. However, commodity prices have a direct impact on the underlying supply and demand for crude oil and NGLs, which impacts volumes transported by the Partnership on the Lakehead System.

        With the Partnership's acquisition of the East Texas System on November 30, 2001, a portion of the Partnership's earnings and cash flows are exposed to movements in the prices of natural gas and NGLs. The Partnership has entered into hedge transactions to help maintain a stable revenue stream. The Partnership does not enter into derivative instruments for speculative purposes.

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

        For information regarding other legal proceedings arising in 2001 or with regard to which material developments were reported during 2001, see Part I. Item 3., "Legal Proceedings," in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits

        None.

b)
Reports on Form 8-K

  The Partnership filed the following reports on Form 8-K during the first quarter of 2002:

  A report on Form 8-K was filed on February 26, 2002 attaching the consolidated statement of financial position of Enbridge Energy Company, Inc.

  A report on Form 8-K was filed on February 27, 2002 attaching the Underwriting Agreement dated February 26, 2002 among the Partnership, Operating Partnership, Enbridge Energy Company, Inc., and the underwriters named therein.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY PARTNERS, L.P. (Registrant)
By:	Enbridge Energy Company, Inc. as General Partner
/s/ J.L. BALKO J.L. Balko Chief Accountant (Duly Authorized Officer and Principal Financial and Accounting Officer)

        Dated: May 15, 2002