Form 10-Q
period 2002-06-30
ENBRIDGE ENERGY PARTNERS LP
filed 2002-08-14
CIK 880285

Use these links to rapidly review the document
TABLE OF CONTENTS PART I. FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The Registrant had 31,313,634 Class A Common Units outstanding as at Aug 12, 2002.

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

If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements. For additional discussion of such risks, uncertainties and assumptions, see the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited; dollars in millions, except per unit amounts)
Operating revenue
Transportation	$81.6	$81.1	$164.4	$153.0
Natural gas gathering and marketing	132.3	—	223.5	—
Processing	8.7	—	16.0	—

	222.6	81.1	403.9	153.0
Expenses
Power	12.4	12.8	26.0	24.5
Cost of natural gas	130.8	—	220.4	—
Operating and administrative	30.9	26.7	58.7	46.8
Depreciation and amortization	18.6	15.7	36.9	31.1

	192.7	55.2	342.0	102.4

Operating income	29.9	25.9	61.9	50.6
Interest and other income	0.6	0.8	1.2	1.5
Interest expense	(13.5)	(15.0)	(28.2)	(30.2)
Minority interest	(0.2)	(0.1)	(0.4)	(0.2)

Net income	$16.8	$11.6	$34.5	$21.7

Net income per unit (Note 3)	$0.39	$0.32	$0.82	$0.59

Weighted average units outstanding (millions)	35.2	29.7	34.4	29.3

Cash distributions paid per unit	$0.90	$0.875	$1.80	$1.75

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,
	2002	2001
	(unaudited; dollars in millions)
Cash provided from operating activities
Net income	$34.5	$21.7
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	36.9	31.1
Other	0.2	0.2
Changes in operating assets and liabilities:
Accounts receivable and other	(24.4)	(0.7)
Oil shortage balance	(7.9)	6.5
Materials and supplies	0.3	(0.1)
General Partner and affiliates	15.1	4.4
Accounts payable and other	29.9	3.8
Interest payable	0.3	(0.2)
Property and other taxes	(3.9)	(4.0)

	81.0	62.7

Investing activities
Repayments from affiliate	0.2	0.2
Additions to property, plant and equipment	(102.6)	(5.3)
Changes in construction payables	2.4	(4.1)
Asset acquisitions, net of cash acquired	(3.7)	(35.4)

	(103.7)	(44.6)

Financing activities
Proceeds from unit issuance, net (Note 4)	93.2	79.9
Loan from Enbridge Energy Company, Inc., net	(117.7)	35.3
Distributions to partners	(67.3)	(55.2)
Variable rate financing, net	130.0	(83.0)
Other	(1.8)	—

	36.4	(23.0)

Increase (decrease) in cash and cash equivalents	13.7	(4.9)
Cash and cash equivalents at beginning of period	40.2	37.2

Cash and cash equivalents at end of period	$53.9	$32.3

* Cash equivalents are defined as all highly marketable securities with a maturity of three months or less when purchased.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	June 30, 2002	December 31, 2001
	(unaudited)
	(dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$53.9	$40.2
Due from General Partner and affiliates	—	0.3
Accounts receivable and other	79.1	63.1
Advances to affiliate	2.7	2.9
Materials and supplies	8.2	8.5

	143.9	115.0
Property, plant and equipment, net	1,556.3	1,486.6
Deferred charges and other	40.4	47.6

	$1,740.6	$1,649.2

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Due to General Partners and affiliates	$14.8	$—
Accounts payable and other	77.2	48.5
Oil shortage balance	1.5	9.4
Interest payable	7.1	6.8
Property and other taxes payable	10.5	14.4
Loans from General Partner	58.5	176.2
Current maturities and short-term debt	168.0	31.0

	337.6	286.3
Long-term debt	708.4	715.4
Minority interest	3.3	3.3
Deferred credits	4.8	—

	1,054.1	1,005.0
Partners' capital
Class A common unitholders (Units authorized and issued—31,313,634 in 2002 and 29,053,634 in 2001)	633.3	577.0
Class B common unitholders (Units authorized and issued—3,912,750 in 2001 and 2002)	51.8	48.8
General Partner	7.6	6.5
Accumulated other comprehensive income (loss)	(6.2)	11.9

	686.5	644.2

	$1,740.6	$1,649.2

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

	General Partner	Class B Common Unitholders	Class A Common Unitholders	Other Comprehensive Income (Loss)	Total Consolidated Partners' Capital
	(unaudited; dollars in millions)
Partners' capital at December 31, 2001	$6.5	$48.8	$577.0	$11.9	$644.2
Allocation of net proceeds from unit issuance	0.9	6.2	86.1	—	93.2
Net income allocation	6.2	3.8	24.5	—	34.5
Distributions to partners	(6.0)	(7.0)	(54.3)	—	(67.3)
Loss on derivative financial instruments	—	—	—	(18.1)	(18.1)

Partners' capital at June 30, 2002	$7.6	$51.8	$633.3	$(6.2)	$686.5

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Enbridge Energy Partners, L.P. (the "Partnership") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the Partnership's financial position as at June 30, 2002 and December 31, 2001; the Partnership's results of operations for the three and six month periods ended June 30, 2002 and 2001; and the Partnership's cash flows for the six month periods ended June 30, 2002 and 2001. The results of operations for the Partnership's three and six months ended June 30, 2002 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto presented in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

2. Acquisitions

On November 30, 2001, the Partnership acquired natural gas gathering, transportation, processing and marketing assets in east Texas. The assets were purchased for cash of $230.0 million plus transaction costs of $0.5 million. The purchase was funded by the issuance of Class A Common Units with total net proceeds of $91.4 million and a short-term loan at market rates from the General Partner. The value allocated to the assets was determined by agreement between the parties and supported by an independent appraisal. Goodwill associated with the acquisition is $15.0 million and is allocated entirely to the Partnership's natural gas gathering and marketing segment. Customer contracts are comprised entirely of natural gas purchase and sale contracts and are allocated entirely to the Partnership's gas gathering and marketing segment.

The allocation of the purchase price is as follows:

Transportation assets	$180.5
Processing assets	20.0
Customer contracts	15.0
Goodwill	15.0

Total	$230.5

The consolidated financial statements include the results of operations from, and the estimated fair value of assets at, the date of acquisition.

The following summarized unaudited pro forma consolidated income statement information assumes the acquisition of the East Texas System had occurred on January 1, 2001 and January 1, 2000, respectively, and represent the combined results of operations for the three and six month periods ending June 30, 2001 and for each of the years ending December 31, 2001 and 2000. The unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of results that would have occurred if the Partnership had acquired the assets as of January 1 of either year. The amounts presented below are in millions, except per unit amounts:

	Pro Forma
	Six Months Ended June 30, 2001			Three Months Ended June 30, 2001
	Partnership	East Texas	Pro Forma Combined	Partnership	East Texas	Pro Forma Combined
	(Unaudited)
Revenues	$153.0	$518.3	$671.3	$81.1	$208.3	$289.4
Net income	$21.7	$5.8	$27.5	$11.6	$1.1	$12.7
Net income per unit	$0.59	$0.12	$0.71	$0.32	$(0.01)	$0.31
	Pro Forma Twelve Months Ended December 31,
	2001			2000
	Partnership	East Texas	Pro Forma Combined	Partnership	East Texas	Pro Forma Combined
	(Unaudited)
Revenues	$340.4	$743.4	$1,083.8	$305.6	$541.1	$846.7
Net income	$38.9	$5.1	$44.0	$60.2	$5.5	$65.7
Net income per unit	$0.98	$0.05	$1.03	$1.78	$(0.01)	$1.77

On May 18, 2001, the Partnership completed its acquisition of the assets of Enbridge Pipelines (North Dakota) L.L.C. for cash of $35.4 million, including working capital and transaction costs. This acquisition was accounted for using the purchase method. North Dakota System results of operations have been included in earnings from the date of the acquisition. The purchase price has been allocated to current assets, liabilities and property, plant and equipment on the basis of estimated fair values, with property, plant and equipment being depreciated over the economic life of the assets. No goodwill or intangible assets were recognized in the acquisition. The acquisition was funded by a short-term loan from the General Partner.

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited; dollars in millions, except per unit amounts)
Net income	$16.8	$11.6	$34.5	$21.7

Net income allocated to General Partner	(0.2)	(0.1)	(0.4)	(0.2)
Incentive distributions and historical cost depreciation adjustments	(2.8)	(2.2)	(5.8)	(4.2)

	(3.0)	(2.3)	(6.2)	(4.4)

Net income allocable to Common Units	$13.8	$9.3	$28.3	$17.3

Weighted average Common Units outstanding (millions)	35.2	29.7	34.4	29.3

Net income per unit	$0.39	$0.32	$0.82	$0.59

4. Unit Issuance

On March 4, 2002, the Partnership issued 2.2 million Class A Common Units, which generated proceeds, net of underwriters' discounts, commissions and issuance expenses, of approximately $90.8 million. Proceeds from this offering were used to repay indebtedness. On April 4, 2002, the Partnership issued an additional 60,000 Class A Common Units to the underwriters in the above offering upon exercise by the underwriters of the over-allotment option, resulting in additional proceeds to the Partnership, net of underwriters' discounts, commissions and issuance expenses, of approximately $2.4 million. After giving effect to the issuance of these Class A Common Units, the General Partner has an 11% limited partner interest (in the form of 3,912,750 Class B Common Units) and a 1% general partner interest in the Partnership, as well as a 1% general partner interest in Enbridge Energy, Limited Partnership (the "Operating Partnership").

5. Segment Information

The Partnership's operations are segmented for accounting purposes based on the type of business activity and management control. The table below provides certain information regarding the financial performance of these segments. The Partnership's transportation pipelines primarily receive crude oil, liquid hydrocarbons, natural gas and natural gas liquids (NGLs) from producers and other pipelines and deliver these products to other pipelines and customers, such as refineries and other industrial facilities.

The Partnership's natural gas gathering and marketing activities include providing natural gas supply and sales services to certain of its customers by purchasing the natural gas supply from other marketers, pipeline affiliates and natural gas producers and reselling the natural gas to customers.

Processing revenues are realized from the processing and treating of natural gas, which involves the extraction and sale of NGLs as well as the sale of the residual natural gas.

"Other" consists of costs of financing, interest income and minority interest, which are not allocated to the other business segments.

The following tables present certain financial information relating to the Partnership's business segments as at or for the three and six months ended June 30, 2002. As a result of the Partnership's North Dakota acquisition in May 2001 and East Texas acquisition in November 2001, the results of operations from the transportation segment as of and for the period ending June 30, 2002 include results from crude oil and natural gas transportation activities. Likewise, the Partnership's natural gas gathering and marketing and processing revenues were derived from the assets acquired in the East Texas acquisition in November 2001. As a result of these changes in the composition of the Partnership's segment reporting occurring in 2001, comparative segment information for 2001 is not shown.

	As at or for the Three Months Ended June 30, 2002
	Transportation	Natural Gas Gathering and Marketing	Processing	Other	Totals
Operating revenues	$81.6	$132.3	$8.7	$—	$222.6

Power	12.4	—	—	—	12.4
Cost of natural gas	—	123.9	6.9	—	130.8
Operating and administrative	24.6	4.4	0.7	1.2	30.9
Depreciation and amortization	16.4	1.8	0.4	—	18.6

Operating income	28.2	2.2	0.7	(1.2)	29.9
Interest and other	—	—	—	0.6	0.6
Interest expense	—	—	—	(13.5)	(13.5)

	28.2	2.2	0.7	(14.1)	17.0
Minority interest	—	—	—	(0.2)	(0.2)

Net income	$28.2	$2.2	$0.7	$(14.3)	$16.8

Total assets	$1,470.7	$225.6	$42.1	$2.2	$1,740.6

Capital expenditures (excluding acquisitions)	$67.3	$4.6	$0.7	$—	$72.6

	As at or for the Six Months Ended June 30, 2002
	Transportation	Natural Gas Gathering and Marketing	Processing	Other	Totals
Operating revenues	$164.4	$223.5	$16.0	$—	$403.9

Power	26.0	—	—	—	26.0
Cost of natural gas	—	207.7	12.7	—	220.4
Operating and administrative	47.6	8.4	1.3	1.4	58.7
Depreciation and amortization	32.6	3.5	0.8	—	36.9

Operating income	58.2	3.9	1.2	(1.4)	61.9
Interest and other	—	—	—	1.2	1.2
Interest expense	—	—	—	(28.2)	(28.2)

	58.2	3.9	1.2	(28.4)	34.9
Minority interest	—	—	—	(0.4)	(0.4)

Net income	$58.2	$3.9	$1.2	$(28.8)	$34.5

Total assets	$1,470.7	$225.6	$42.1	$2.2	$1,740.6

Capital expenditures (excluding acquisitions)	$94.2	$7.3	$1.1	$—	$102.6

6. Goodwill and intangible assets

Included in Deferred charges and other are customer contracts of $15 million and goodwill of $15 million.

In conjunction with the acquisition of the East Texas assets in November 2001, customer contracts valued at $15.0 million were acquired. Customer contracts are comprised entirely of natural gas purchase and sale contracts and are allocated to the Partnership's natural gas gathering and marketing segment. These customer contracts are being amortized over the estimated useful life of the underlying reserves, and at June 30, 2002, accumulated amortization was $0.2 million. Estimated amortization expense based on current customer contracts for 2002 and each of the next four years is $0.6 million.

In addition, the Partnership has completed its initial transition goodwill impairment test and has concluded that goodwill associated with the East Texas acquisition of approximately $15.0 million is not impaired. Goodwill is allocated entirely to the Partnership's natural gas gathering and marketing segment.

7. Accounting Changes

In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Partnership adopted SFAS No. 144 on January 1, 2002.

The Partnership evaluates impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss will be recognized when the sum of estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition is less than its carrying amount. If an impairment is to be recognized, the amount of the impairment would be calculated as the excess of the carrying amount of the asset over the fair value of the assets either through reference to similar asset sales, or by estimating the fair value using a discounted cash flow approach. There have been no impairments recorded under SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under FASB Statement No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income taxes. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). APB 30 distinguishes the transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The remaining provisions of SFAS 145 are effective for all financial statements issued after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the Partnership's consolidated results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Partnership is currently evaluating the effects of this pronouncement. The adoption of SFAS 146 is not expected to have a material effect on the Partnership's consolidated results of operations, cash flows or financial position.

8. Subsequent event

On July 4, 2002, a leak occurred on the Lakehead System in northern Minnesota. Approximately 6,000 barrels of crude oil spilled in a remote marsh area. The affected portion of the pipeline was excavated and repaired, and a full investigation into the cause of the incident is being conducted. The area will be restored in cooperation with environmental agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Net income for the six months ended June 30, 2002, was $34.5 million, or $0.82 per unit, compared to $21.7 million, or $0.59 per unit, for the comparable period in 2001. The increase in net income reflects higher operating revenue, partially offset by higher operating and administrative expenses. The results of operations for the first half of 2002 include the contributions from the North Dakota System, which was acquired on May 18, 2001 and the East Texas System, which was acquired on November 30, 2001. The contributions to net income from these acquisitions were $2.6 million and $3.2 million, respectively, for the six months ended June 30, 2002. Earnings per unit increased $0.23 due to higher net income, partially offset by a greater number of units outstanding resulting from the issuance of 4.51 million units since July 1, 2001. The weighted-average number of units outstanding increased from 29.3 million for the first half of 2001 to 34.4 million for first half of 2002.

Operating revenue for the first six months of 2002 increased $250.9 million to $403.9 million, over the corresponding period in 2001. This increase was primarily due to the inclusion of revenue from the East Texas System of $241.2 million, an increase in revenue from the North Dakota System of $4.7 million and higher revenue from the Lakehead System of $5.0 million. Lower deliveries on the Lakehead System were more than offset by an increase in the indexed tariff of 2.9% effective July 1, 2001, an increase in the Terrace expansion tariff of approximately 1.3 cents per barrel effective April 1, 2001 and a longer average haul distance.

Deliveries on the Lakehead System averaged 1.312 million barrels per day ("bpd") for the first half of 2002, compared to 1.356 million bpd for the same period in 2001. The Partnership anticipates that deliveries will improve over the second half of 2002 and will average between 1.30 and 1.35 million bpd on a full year basis.

Total operating expense for the first six months of 2002 increased $239.6 million from the corresponding period last year, from $102.4 million to $342.0 million. The increase resulted primarily from the inclusion of expenses related to the East Texas System of $235.9 million, which largely represents the cost of natural gas, and an increase in the expenses of the North Dakota System of $2.4 million, due to being included for the entire period versus one and a half months in 2001.

Interest expense for the first six months of 2002 was $2.0 million lower than the same period of 2001 primarily due to lower interest rates.

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

Net income for the second quarter of 2002 was $16.8 million, or $0.39 per unit, compared with $11.6 million, or $0.32 per unit in 2001. The increase in net income was a result of higher earnings on the Lakehead System, as well as contributions from the North Dakota and East Texas Systems. Comparative numbers for the second quarter of 2001 included earnings from the North Dakota System from May 18, 2001 but did not include earnings from the East Texas System, as it was purchased in November 2001. Earnings per unit were higher due to increased net income offset by a greater number of units outstanding. A total of 4.51 million Class A Common Units were issued since July 1, 2001. The weighted-average number of units outstanding increased from 29.7 million for the second quarter of 2001 to 35.2 million for the second quarter of 2002.

Operating revenue for the second quarter of 2002 was $222.6 million, or $141.5 million higher than the second quarter of 2001. This increase is primarily due to the inclusion of revenue from the East Texas System of $142.0 million and an increase in revenue from the North Dakota System of $1.8 million.

These increases were partially offset by a decrease in revenue from the Lakehead System of $2.3 million. Revenue on the Lakehead System was lower than the same period last year due to decreased deliveries, which was only partially offset by higher tariffs.

Deliveries averaged 1.31 million bpd for the second quarter of 2002, down approximately 4% from the 1.365 million bpd averaged for the second quarter of last year.

Total operating expenses for the second quarter of 2002 increased $137.5 million from the corresponding period of 2001, from $55.2 million to $192.7 million. The increase primarily resulted from the inclusion of operating expenses related to the East Texas System of $138.9 million, which largely represents the cost of natural gas, and an increase in expenses related to the North Dakota System of $1.1 million due to being included for the entire period versus one and a half months in 2001. These increases were partially offset by lower operating expenses on the Lakehead System of $3.7 million. Operating expenses on the Lakehead System were lower due to a decrease in power costs resulting from lower deliveries, and lower operating and administrative expenses, primarily attributable to a $5 million charge incurred in 2001 for relocation of the Partnership's head office to Houston, Texas.

Interest expense was $13.5 million for the second quarter of 2002, compared to $15.0 million for the same period last year due to lower interest rates.

Liquidity and Capital Resources

The primary cash requirements for the Partnership consist of normal operating expenses, maintenance and expansion capital expenditures, debt service payments, distributions to partners and acquisitions of new businesses. Short-term cash requirements, such as operating expenses, maintenance capital expenditures and quarterly distributions to partners are expected to be funded by operating cash flows. During the first six months of 2002, working capital decreased by $22.4 million to ($193.7) million, primarily due to an increase in short-term debt to finance the Terrace expansion project on the Lakehead System. Long-term cash requirements for expansion projects and acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under bank credit facilities and the issuance of additional equity and debt. The Partnership's ability to complete future debt and equity offerings and the timing of any such offerings will depend on various factors including prevailing market conditions, interest rates and the financial condition of the Partnership.

At June 30, 2002, cash and cash equivalents totaled $53.9 million, as compared to $40.2 million at December 31, 2001. Of this $53.9 million, $34.8 million ($0.90 per unit) will be used for the cash distribution payable August 14, 2002, with the remaining $19.1 million available for capital expenditures or other business needs.

Cash flow from operating activities for the six months ended June 30, 2002 was $81.0 million, compared with $62.7 million for the same period last year. Cash flow from operating activities increased primarily due to higher net income.

On March 4, 2002, the Partnership issued 2.2 million Class A Common Units at $42.75 per unit. The net proceeds from the offering were approximately $90.8 million. Of that amount, a portion was used to repay indebtedness to an affiliate that was incurred to finance the acquisitions of the East Texas and North Dakota systems. The balance of the net proceeds was used to repay a portion of the amount outstanding under the Partnership's revolving credit facilities. Borrowings under those facilities were used to fund the Terrace expansion program on the Lakehead System and other capital enhancements. Subsequent to this unit issuance, the Partnership borrowed additional amounts under its revolving credit facilities for general operations and debt reserves. On April 3, 2002, 60,000 Class A Common Units were issued in connection with the underwriter's exercise of the over-allotment option granted in connection with the issuance on March 4, 2002. Net proceeds from the units issued from the over-allotment were approximately $2.4 million. These issuances increased the number of Class A Common Units outstanding to 31,313,634.

The Partnership anticipates spending approximately $22 million for pipeline system enhancements, $18 million for core maintenance, and $185 million for the Terrace expansion project on the Lakehead System in 2002. Excluding major expansion projects, ongoing capital expenditures are expected to average approximately $30.0 million on an annual basis (approximately 55% for core maintenance and 45% for enhancement of the systems). Core maintenance activities, such as the replacement of equipment, will be undertaken to enable the Partnership's systems to continue to operate at their maximum operating capacity. Enhancements to the systems, such as renewal and replacement of pipe, are expected to extend the life of the systems and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers.

General

Future Prospects

The primary objective of the Partnership is to continue to increase cash distributions to unit-holders. To achieve this objective, the Partnership intends to:

  •
  Expand and increase the utilization of the Lakehead System's capacity to meet expected growing supply of and demand for crude oil and liquid petroleum in the markets it serves.

  •
  Develop and acquire complementary energy delivery assets, particularly in the Gulf Coast region of the United States, and improve the financial performance and operating efficiency of recent acquisitions.

The Partnership anticipates increased availability of attractive acquisition targets and believes that it is well positioned to acquire additional assets. The Partnership expects that it will finance acquisitions through the issuance of common units and/or the incurrence or assumption of debt. The Partnership anticipates hedging a significant amount of commodity price risk, if any, associated with any business that it might acquire, to help maintain a stable revenue stream.

Regulatory Issues

Effective July 1, 2002, in compliance with the indexed rate ceilings allowed by the Federal Energy Regulatory Commission, the Partnership increased its rates for transportation by an average of approximately 0.9%. The increase in tariff rates is not expected to have a material impact on the Partnership.

Recent Developments

On July 4, 2002, a leak occurred on the Lakehead System in northern Minnesota. Approximately 6,000 barrels of crude oil spilled in a remote marsh area. The affected portion of the pipeline was excavated and repaired, and a full investigation into the cause of the incident is being conducted. The area will be restored in cooperation with environmental agencies. The estimated cost of the site cleanup and restoration is approximately $6 million, with $4 million expected to be covered by insurance. These costs are expected to be incurred by the end of 2002. Pipeline integrity work that was planned for future years will be advanced as a result of the leak. The pipeline integrity work is expected to include approximately $4 million in operating expenses, the majority of which is expected to be incurred by the end of 2002, and $2 million in capital expenditures, which are expected to be incurred by the end of 2003.

As announced on May 17, 2002, the Partnership has entered into an agreement to acquire the United States natural gas gathering, transmission, treating and processing assets of Enbridge Midcoast Energy from Enbridge Energy Company, Inc., conditional on the Partnership obtaining necessary financing. The Partnership and Enbridge Energy Company, Inc. are currently assessing the impact that various developments, including current market conditions and the second quarter performance of the Enbridge Midcoast Energy assets, will have on the transaction. It is anticipated that the transaction will proceed when market conditions improve.

The Partnership and its affiliate, Enbridge Energy Management, L.L.C. ("Enbridge Management") have filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") which would register an offering of shares by Enbridge Management. The registration statement is being reviewed by the SEC. The Partnership intends to use the proceeds from this offering to pay for a portion of the assets to be acquired.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Partnership's market risk is affected by changes in interest rates and commodity prices.

The Partnership's exposure to movements in interest rates is managed through its long-term debt ratio target, its allocation of fixed and floating rate debt and the use of interest rate risk management agreements. Qualitative information about the Partnership's financial instruments, which are sensitive to changes in interest rates, has not changed from that presented in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

As the Partnership does not own the crude oil and NGLs it transports on the Lakehead System, its cash flows from that system are not directly affected by changes in commodity prices. However, commodity prices have a direct impact on the underlying supply and demand for crude oil and NGLs, which affects volumes transported by the Partnership on the Lakehead System.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits

  None.

b)
Reports on Form 8-K

  The Partnership filed the following report on Form 8-K during the second quarter of 2002:

  A report on Form 8-K was filed on May 23, 2002 attaching a press release dated May 17, 2002 announcing it had signed an agreement to acquire natural gas transportation, gathering and processing assets from affiliates of Enbridge Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY PARTNERS, L.P. (Registrant)

By:	Enbridge Energy Company, Inc. as General Partner

/s/ JODY L. BALKO Jody L. Balko Chief Accountant (Duly Authorized Officer and Principal Accounting Officer)

Dated: August 14, 2002

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002
Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 United States Code

The undersigned, being the Principal Executive Officer of Enbridge Energy Company, Inc, general partner of Enbridge Energy Partners, L.P. (the Partnership), hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

        Dated August 14, 2002

/s/ DAN C. TUTCHER Dan C. Tutcher President and Principal Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002
Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 United States Code

The undersigned, being the Principal Financial Officer of Enbridge Energy Company, Inc, general partner of Enbridge Energy Partners, L.P. (the Partnership), hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

        Dated August 14, 2002

/s/ MARK A. MAKI Mark A. Maki Principal Financial Officer