Form 10-Q
period 2002-09-30
ENBRIDGE ENERGY PARTNERS LP
filed 2002-11-15
CIK 880285

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The Registrant had 31,313,634 Class A Common Units outstanding as at November 14, 2002.

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

  •
  the Partnership's dependence upon adequate supplies of and demand for crude oil, natural gas, natural gas liquids ("NGLs") and other products transported on its pipelines and treated and processed at its facilities, including western Canadian crude oil,

  •
  the price of crude oil, natural gas, NGLs and other products transported and the willingness of shippers to ship these products,

  •
  changes in the Partnership's tariff rates or challenges to its tariff rates could have a material adverse effect on the Partnership's financial condition and results of operations,

  •
  competition in particular by other pipeline systems, may reduce the Partnership's revenues,

  •
  the Partnership's results may be adversely affected by commodity price volatility and risks associated with its hedging activities,

  •
  declines in the availability of crude oil and natural gas from the producing regions that supply the Partnership's pipeline systems may reduce utilization of capacity on its systems,

  •
  compliance with environmental and operational safety regulations, including any remediation of soil or water pollution or hydrostatic testing of its pipeline systems, may increase the Partnership's costs and reduce its revenues,

  •
  failure of pipeline operations due to unforeseen interruptions or catastrophic events may adversely affect the Partnership's business and financial condition,

  •
  the Partnership's acquisition strategy may be unsuccessful if it incorrectly predicts operating results, is unable to identify and complete future acquisitions, and integrate acquired assets or businesses or is unable to raise financing on acceptable terms,

  •
  permanent or temporary closure of partnership or customer facilities as a result of expected or unexpected events, and

  •
  oil measurement losses on the Lakehead system can be materially impacted by changes in estimation, commodity price differentials and other factors.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited; dollars in millions, except per unit amounts)
Operating revenue
Transportation	$82.9	$75.9	$247.3	$228.9
Natural gas gathering and marketing	144.5	—	368.0	—
Processing	9.6	—	25.6	—

	237.0	75.9	640.9	228.9
Expenses
Power	13.3	12.1	39.3	36.6
Cost of natural gas	141.7	—	362.1	—
Operating and administrative	32.4	27.5	91.1	74.3
Depreciation and amortization	18.5	15.8	55.4	46.9

	205.9	55.4	547.9	157.8

Operating income	31.1	20.5	93.0	71.1
Interest and other income	0.1	0.7	1.3	2.2
Interest expense	(13.5)	(14.4)	(41.7)	(44.6)
Minority interest	(0.1)	(0.2)	(0.5)	(0.4)

Net income	17.6	6.6	52.1	28.3
Unrealized gain (loss) on derivative financial instruments	4.3	(0.3)	(13.8)	(1.6)

Comprehensive income	$21.9	$6.3	$38.3	$26.7

Net income per unit (Note 2)	$0.42	$0.13	$1.24	$0.72

Weighted average units outstanding (millions)	35.2	30.7	34.7	29.8

Cash distributions paid per unit	$0.90	$0.875	$2.70	$2.625

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2002	2001
	(unaudited; dollars in millions)
Cash provided from operating activities
Net income	$52.1	$28.3
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	55.4	46.9
Other	(5.7)	0.2
Changes in operating assets and liabilities:
Accounts receivable and other	(35.9)	4.4
Oil shortage balance	(5.6)	6.2
Materials and supplies	0.2	(0.2)
General Partner and affiliates	6.0	7.5
Accounts payable and other	51.0	6.5
Interest payable	11.8	12.5
Property and other taxes	(2.8)	(2.2)

	126.5	110.1

Investing activities
Repayments from affiliate	0.2	3.0
Additions to property, plant and equipment	(177.8)	(13.0)
Changes in construction payable	(0.1)	(4.1)
Asset acquisitions, net of cash acquired	(5.1)	(35.4)

	(182.8)	(49.5)

Financing activities
Proceeds from unit issuance, net (Note 3)	93.3	79.9
Loan from Enbridge Energy Company, Inc., net	(117.9)	35.7
Distributions to partners	(102.2)	(84.5)
Revolving Credit Facility Agreement	(137.0)	(80.0)
364 Day Agreement	168.0	—
Credit Agreement	185.0	—
Other	(1.1)	(0.4)

	88.1	(49.3)

Increase in cash and cash equivalents	31.8	11.3
Cash and cash equivalents at beginning of period	40.2	37.2

Cash and cash equivalents at end of period	$72.0	$48.5

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	September 30, 2002	December 31, 2001
	(dollars in millions)
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$72.0	$40.2
Due from General Partner and affiliates	—	0.3
Accounts receivable and other	90.5	63.1
Advances to affiliate	2.7	2.9
Materials and supplies	8.3	8.5

	173.5	115.0
Property, plant and equipment, net	1,614.6	1,486.6
Deferred charges and other (Note 5)	45.3	47.6

	$1,833.4	$1,649.2

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Due to General Partner and affiliates	$5.7	$—
Accounts payable and other	95.1	48.5
Oil shortage balance	3.8	9.4
Interest payable	18.6	6.8
Property and other taxes payable	11.6	14.4
Loans from General Partner	58.3	176.2
Current maturities and short-term debt	199.0	31.0

	392.1	286.3
Long-term debt	763.4	715.4
Minority interest	3.2	3.3
Deferred credits	1.1	—

	1,159.8	1,005.0
Partners' capital
Class A common unitholders (Units authorized and issued—31,313,634 in 2002 and 26,803,634 in 2001)	617.8	577.0
Class B common unitholders (Units authorized and issued—3,912,750 in 2002 and 2001)	50.2	48.8
General Partner	7.5	6.5
Accumulated other comprehensive income (loss)	(1.9)	11.9

	673.6	644.2

	$1,833.4	$1,649.2

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

	Nine months ended September 30, 2002
	General Partner	Class B Common Unitholders	Class A Common Unitholders	Accumulated Other Comprehensive Income(Loss)	Total Consolidated Partners' Capital
	(unaudited; dollars in millions)
Partners' capital at December 31, 2001	$6.5	$48.8	$577.0	$11.9	$644.2
Allocation of net proceeds from unit issuance	1.0	6.2	86.1	—	93.3
Distributions to partners	(9.1)	(10.6)	(82.5)	—	(102.2)

Sub total	(8.1)	(4.4)	3.6	—	(8.9)
Net income allocation	9.1	5.8	37.2	—	52.1
Loss on derivative financial instruments	—	—	—	(13.8)	(13.8)

Partners' capital at September 30, 2002	$7.5	$50.2	$617.8	$(1.9)	$673.6

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the financial position as at September 30, 2002 and December 31, 2001; the results of operations for the three and nine month periods ended September 30, 2002 and 2001; and cash flows for the nine month periods ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 may not be indicative of the results for the full year. The interim financial statements should be read in conjunction with Enbridge Energy Partners, L.P.'s (the "Partnership") consolidated financial statements and notes thereto presented in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

        Certain reclassifications have been made to the prior period's reported amounts to conform to the classifications used in the current period financial statements. These reclassifications have no impact on the Partnership's financial position, results of operations or cash flows.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited; dollars in millions, except per unit amounts)
Net income	$17.6	$6.6	$52.1	$28.3

Net income allocated to General Partner	(0.1)	(0.1)	(0.5)	(0.3)
Incentive distributions and historical cost depreciation adjustments	(2.8)	(2.2)	(8.6)	(6.4)

	(2.9)	(2.3)	(9.1)	(6.7)

Net income allocable to Common Units	$14.7	$4.3	$43.0	$21.6

Weighted average Common Units outstanding (millions)	35.2	30.7	34.7	29.8

Net income per unit	$0.42	$0.13	$1.24	$0.72

3. Unit issuance

        On March 4, 2002, the Partnership issued 2.2 million Class A Common Units, which generated proceeds, net of underwriters' discounts and commissions and issuance expenses, of approximately $90.8 million. Proceeds from this offering were used to repay indebtedness. On April 4, 2002, the Partnership issued 60,000 Class A Common Units to the underwriters in the above offering upon exercise by underwriters of their over-allotment option, resulting in additional proceeds to the Partnership, net of underwriters' discount and commissions and issuance expenses of approximately $2.5 million. After giving effect to the Class A Common Unit offering, the General Partner has an 11% limited partner interest in the form of 3,912,750 Class B Common Units, a 1.0% general partner interest in the Partnership, and a 1% general partner interest in Enbridge Energy, Limited Partnership (the "Lakehead OLP").

4. Segment Information

        The Partnership operates in three business segments: Transportation, Natural Gas Gathering and Marketing and Processing. The Partnership's transportation pipelines receive crude oil, liquid hydrocarbons, natural gas and natural gas liquids (NGLs) from producers and other pipelines and delivers these products to other pipelines and customers, such as refineries and other industrial facilities.

        The Partnership's natural gas gathering and marketing activities include providing natural gas supply and sales services to certain of its customers by purchasing the natural gas supply from other marketers, pipeline affiliates and natural gas producers and reselling the natural gas to customers.

        Processing revenues are realized from the processing and treating of natural gas, which involves the extraction and sale of NGLs, as well as the sale of the residual natural gas.

        "Other" consists of costs of financing, interest income and minority interest, which are not allocated to the other business segments.

        The following table presents certain financial information relating to the Partnership's business segments as at or for the three and nine months ended September 30, 2002. As a result of the Partnership's acquisitions of the North Dakota system in May 2001 and the East Texas system acquisition in November 2001, the results of operations from the transportation segment as at and for the period ending September 30, 2002 include results from crude oil transportation and natural gas transmission activities. The Partnership's natural gas gathering and marketing and processing revenues were derived from the assets acquired in the East Texas acquisition in November 2001. As a result of these changes in the composition of the Partnership's segments in 2001, comparative segment information for 2001 is not shown.

	As at and for the Three months Ended September 30, 2002
	Transportation	Natural Gas Gathering and Marketing	Processing	Other	Total
Operating revenues	$82.9	$144.5	$9.6	$—	$237.0

Power	13.3	—	—	—	13.3
Cost of natural gas	—	134.9	6.8	—	141.7
Operating and administrative	28.4	4.2	1.2	(1.4)	32.4
Depreciation and amortization	16.2	1.9	0.4	—	18.5

Operating Income	25.0	3.5	1.2	—	31.1
Interest and other	—	—	—	0.1	0.1
Interest expense	—	—	—	(13.5)	(13.5)

	25.0	3.5	1.2	(12.0)	17.7
Minority interest	—	—	—	(0.1)	(0.1)

Net income	$25.0	$3.5	$1.2	$(12.1)	$17.6

Total Assets	$1,511.9	$224.0	$48.7	$48.8	$1,833.4

Capital Expenditures (excluding acquisitions)	$75.3	$0.3	$1.0	$—	$76.6

	As at and for the Nine months Ended September 30, 2002
	Transportation	Natural Gas Gathering and Marketing	Processing	Other	Total
Operating revenues	$247.3	$368.0	$25.6	$—	$640.9

Power	39.3	—	—	—	39.3
Cost of natural gas	—	342.6	19.5	—	362.1
Operating and administrative	76.0	12.6	2.5	—	91.1
Depreciation and amortization	48.8	5.4	1.2	—	55.4

Operating Income	83.2	7.4	2.4	—	93.0
Interest and other	—	—	—	1.3	1.3
Interest expense	—	—	—	(41.7)	(41.7)

	83.2	7.4	2.4	(40.4)	52.6
Minority interest	—	—	—	(0.5)	(0.5)

Net income	$83.2	$7.4	$2.4	$(40.9)	$52.1

Total Assets	$1,511.9	$224.0	$48.7	$48.8	$1,833.4

Capital Expenditures (excluding acquisitions)	$173.1	$2.6	$2.1	$—	$177.8

5. Deferred charges and other

        Included in deferred charges and other are the value of acquired customer contracts of $15 million and goodwill of $15 million.

        In conjunction with acquisition of the East Texas system in November 2001, customer contracts valued at $15.0 million were acquired. Customer contracts are comprised entirely of natural gas purchase and sale contracts and are allocated to the Partnership's natural gas gathering and marketing segment. Customer contracts are being amortized over the estimated useful life of the underlying reserves and, at September 30, 2002, accumulated amortization was $0.5 million. Estimated amortization expense based on current customer contracts for 2002 and each of the next four years is $0.6 million per year.

        The Partnership has completed its initial transition goodwill impairment test and has concluded that goodwill associated with the East Texas acquisition of approximately $15.0 million is not impaired. Goodwill is allocated entirely to the Partnership's natural gas gathering and marketing segment.

6. Accounting changes

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, FASB Statement No.64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under FASB Statement No.4, all gains and losses from the extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income taxes. Under SFAS 145, gains and losses from the extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). APB 30 distinguishes the transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The remaining provisions of SFAS 145 are effective for all financial statements issued after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the Partnership's consolidated results of operations, cash flows or financial position.

        In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs asociated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS 146 is not expected to have an effect on the Partnership's consolidated results of operations, cash flows or financial position.

7. Subsequent Event

        On October 17, 2002, Enbridge Energy Management, L.L.C. ("Enbridge Management") completed the public offering of 9,000,000 of its shares representing limited liability company interests with limited voting rights. Enbridge Management's shares trade on the New York Stock Exchange under the symbol "EEQ". Net proceeds from the offering of $332.7 million were used to purchase 9,000,001 i-units, a new class of limited partner interests, from the Partnership. The Partnership used such net proceeds to repay debt owed to affiliates that was assumed in connection with the acquisition by the Partnership of Enbridge Midcoast Energy, Inc. and its subsidiaries. In connection with the offering, Enbridge Energy Company, Inc., the general partner of the Partnership (the "General Partner"), delegated to Enbridge Management the power to manage the business and affairs of the Partnership.

        On October 17, 2002, in connection with the offering described above, the Partnership's ownership of the Lakehead OLP was restructured such that the Lakehead OLP is now a wholly owned subsidiary of the Partnership. As a result of this restructuring, the General Partner holds a 2% general partner interest in the Partnership but no longer holds a direct interest in the Lakehead OLP.

        Effective October 17, 2002, the Partnership acquired Enbridge Midcoast Energy, Inc. and its subsidiaries, which consist of the following three systems, from Enbridge Energy Company, Inc. for approximately $820 million, subject to customary post-closing adjustments:

  •
  Midcoast System: This system includes approximately 4,000 miles of natural gas gathering and transmission pipelines, with an aggregate throughput capacity of approximately four billion cubic feet per day, and natural gas treating and processing assets in the Mid-Continent and Gulf Coast regions of the United States, including:

  •
  Four interstate FERC regulated natural gas transmission pipeline systems;

  •
  35 intrastate natural gas transmission and wholesale customer pipeline systems;

  •
  35 gathering and processing/treating systems, including four processing plants; and

  •
  98 trucks and trailers and 48 rail cars used for transporting natural gas liquids, crude oil and carbon dioxide.
  •
  Northeast Texas System: This system includes approximately 1,200 miles of natural gas gathering pipelines, five natural gas treating plants, and four natural gas processing plants. This system is located adjacent to the Partnership's East Texas system.

  •
  South Texas System: This system includes approximately 175 miles of natural gas gathering pipelines, a hydrogen sulfide treating plant and an inactive natural gas processing plant. The

    Partnership also acquired the right to purchase a 500-mile natural gas transmission pipeline system that interconnects with the South Texas system for $41 million.

        The Partnership funded this acquisition through the assumption of $805 million in debt related to the acquired systems, the issuance to Enbridge Energy Company, Inc. of an additional $8.5 million equity interest in the Partnership and the payment to Enbridge Energy Company, Inc. of $6.5 million in cash, which was funded by the Partnership with borrowings under its 364-day revolving credit facility.

        The Partnership is currently evaluating the allocation of assets acquired and liabilities assumed, and expects this will be finalized in the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine months Ended September 30, 2002 Compared with Nine months Ended September 30, 2001

        Net income for the nine months ended September 30, 2002, was $52.1 million, or $1.24 per unit, compared to $28.3 million, or $0.72 per unit, for the comparable period in 2001. The increase in net income reflects higher operating revenue, partially offset by higher operating expenses. The results of operations for the first nine months of 2002 include the contributions from the North Dakota System, acquired on May 18, 2001 and the East Texas System, acquired on November 30, 2001. The contributions to net income from these acquisitions were approximately $4 million and $7 million, respectively, for the nine months ended September 30, 2002. Earnings on the Lakehead System were higher than last year primarily due to higher transportation revenue. Earnings per unit increased $0.52 due to higher net income, partially offset by a greater number of units outstanding resulting from the issuance of 4.51 million units since July 1, 2001. The weighted-average number of units outstanding increased from 29.8 million for the first nine months of 2001 to 34.7 million for first nine months of 2002.

        Operating revenue for the first nine months of 2002 increased $412.0 million to $640.9 million, over the corresponding period in 2001. This increase was primarily due to the inclusion of revenue from the East Texas System of $396.4 million, an increase in revenue from the North Dakota System of $4.6 million and higher revenue from the Lakehead System of $11.0 million. Deliveries on the Lakehead System averaged 1.288 million barrels per day ("bpd") for the first nine months of 2002, compared to 1.306 million bpd for the same period in 2001. Lower deliveries on the Lakehead System were more than offset by a 2.9% increase in the indexed tariff effective July 1, 2001, an increase in the Terrace expansion tariff of approximately 1.3 cents per barrel effective April 1, 2001, a longer average haul distance, and a heavier crude slate which attracts a higher toll.

        Total operating expense for the first nine months of 2002 increased $390.1 million from the corresponding period last year, from $157.8 million to $547.9 million. The increase resulted primarily from the inclusion of expenses related to the East Texas System of $385.9 million, which is largely the cost of natural gas, and an increase in the expenses of the North Dakota System of $2.5 million, due to being included for the entire period versus four and a half months in 2001. On the Lakehead system, power costs were higher in 2002 than 2001 by approximately $2 million due to the heavier crude slate and the additional power usage related to the start-up of the system after the leak in July 2002. This was offset by slightly lower operating and administrative expenses in 2002 than 2001. The absence of one-time charges in 2001 for head office relocation costs and oil measurement loss adjustments of approximately $10 million, was mostly offset by site clean-up, restoration and pipeline integrity costs of approximately $4 million related to the leak that occurred in July, 2002, and higher administrative costs, including workforce, benefits and insurance costs. The Partnership anticipates spending approximately $3 million, net of estimated insurance recoveries of $4 million, the majority of which is expected to be incurred by the end of 2002, related to the continuing site clean-up, restoration and pipeline integrity activities from the July 2002 leak on the Lakehead system.

        Interest expense for the first nine months of 2002 was $2.9 million lower than the same period of 2001 as higher average debt balances were offset by lower interest rates and higher capitalized interest related to the Terrace Phase III expansion project. Interest is capitalized as part of the cost of constructing capital projects, and interest capitalization ceases once a capital project is complete and ready for service.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

        Net income for the third quarter of 2002 was $17.6 million, or $0.42 per unit, compared with $6.6 million, or $0.13 per unit in 2001. The increase in net income was a result of higher earnings on the Lakehead System, as well as contributions from the North Dakota and East Texas systems. Comparative numbers for the third quarter of 2001 included earnings from the North Dakota System but did not include earnings from the East Texas System, as it was purchased in November 2001. Earnings per unit were higher due to increased net income offset by a greater number of units outstanding. A total of 4.51 million Class A Common Units were issued since July 1, 2001. The weighted-average number of units outstanding increased from 30.7 million for the third quarter of 2001 to 35.2 million for the third quarter of 2002.

        Operating revenue for the third quarter of 2002 was $237.0 million, or $161.1 million higher than the third quarter of 2001. This increase is primarily due to the inclusion of revenue from the East Texas system of $155.1 million and an increase in revenue from the Lakehead System of $6.0 million due to higher deliveries, a longer average haul distance, and a heavier crude slate, which attracts a higher toll. Deliveries averaged 1.242 million bpd for the third quarter of 2002, an increase of approximately 2.7% from the 1.209 million bpd averaged for the third quarter of last year.

        Total operating expenses for the third quarter of 2002 increased $150.5 million from the corresponding period of 2001, from $55.4 million to $205.9 million. The increase primarily resulted from the inclusion of operating expenses related to the East Texas System of $149.9 million, which largely reflects the cost of natural gas, and an increase in expenses related to the Lakehead System of $1.9 million. The absence of a one-time charge for oil losses of $5.4 million during the third quarter of 2001 was largely offset by site clean-up, restoration and pipeline integrity costs of $4.4 million related to the leak that occurred in July, 2002.

        Interest expense was $13.5 million for the third quarter of 2002, compared to $14.4 million for the same period last year as higher average debt balances were offset by lower interest rates and higher capitalized interest related to the Terrace Phase III expansion project.

Liquidity and Capital Resources

        The primary cash requirements for the Partnership consist of normal operating expenses, maintenance and expansion capital expenditures, debt service and principle payments, distributions to partners and acquisitions. Short-term cash requirements, such as operating expenses, maintenance capital expenditures and quarterly distributions to partners are expected to be funded by operating cash flows. Long-term cash requirements for expansion projects and acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under bank credit facilities and the issuance of additional equity and debt. The Partnership's ability to complete future debt and equity offerings and the timing of any such offerings will depend on various factors, including prevailing market conditions, interest rates and the financial condition of the Partnership. During the first nine months of 2002, working capital decreased by $47.3 million to ($218.6) million, primarily due to an increase in short-term debt to finance ongoing operating activities and construction costs related to the Terrace Phase III expansion project. In keeping with the Partnership's financing plans, existing cash balances are used to partially finance expansion projects during construction. The Partnership intends to extend the term of the 364 Day Credit Facility which is due January, 2003. The acquisition of Enbridge Midcoast Energy, Inc. from Enbridge Energy Company, Inc. will be financed primarily through the assumption of additional debt and the issuance of i-units (see discussion—Recent Developments). The Partnership does not expect the acquisition to adversely affect its ability to fund long-term cash requirements.

        At September 30, 2002, cash and cash equivalents totaled $72.0 million, as compared to $40.2 million at December 31, 2001. Of this $72.0 million, $44.1 million ($0.90 per unit) will be used for the cash distribution payable November 14, 2002, with the remaining $27.9 million available for capital expenditures or other business needs.

        Cash flow from operating activities for the nine months ended September 30, 2002 was $126.5 million, compared with $110.1 million for the same period last year. The increase was primarily due to higher net income and depreciation expense, offset by a smaller change in operating assets and liabilities.

        On March 4, 2002, the Partnership issued 2.2 million Class A Common Units resulting in net proceeds to the Partnership of approximately $90.8 million. Of that amount, a portion was used to repay indebtedness to an affiliate that was incurred to finance the acquisitions of the East Texas and North Dakota systems and the balance of the net proceeds was used to repay a portion of the amount outstanding under the Partnership's revolving credit facilities. On April 3, 2002, 60,000 Class A Common Units were issued in connection with the underwriter's exercise of the over-allotment option granted in connection with the March 4, 2002 offering resulting in net proceeds of approximately $2.5 million. These offerings increased the number of Class A Common Units outstanding to 31,313,634.

        The Partnership anticipates spending approximately $22.0 million for pipeline system enhancements, $18.0 million for core maintenance, and $185.0 million for the Terrace expansion project on the Lakehead System in 2002. Excluding major expansion projects and the recently acquired Midcoast assets, ongoing capital expenditures are expected to average approximately $30.0 million on an annual basis (approximately 55% for core maintenance and 45% for enhancement of the systems). Core maintenance activities, such as the replacement of equipment, will be undertaken to enable the Partnership's systems to continue to operate at their maximum operating capacity. Enhancements to the systems, such as renewal and replacement of pipe, are expected to extend the life of the systems and permit the Partnership to respond to developing industry and government standards and the changing service expectations of its customers.

General

Recent Developments

        On October 17, 2002, Enbridge Energy Management, L.L.C. ("Enbridge Management") completed the initial public offering of 9,000,000 of its shares representing limited liability company interests with limited voting rights. Enbridge Management's share trade on the New York Stock Exchange under the symbol "EEQ". Enbridge Management used net proceeds from the offering of $332.7 million to purchase 9,000,001 i-units, a new class of limited partner interests, from the Partnership. The Partnership used such net proceeds to repay debt owed to affiliates that was assumed in connection with the acquisition by the Partnership of Enbridge Midcoast Energy, Inc. and its subsidiaries. In connection with the offering, Enbridge Energy Company, Inc., the general partner of the Partnership, delegated to Enbridge Management the power to manage the business and affairs of the Partnership.

        The Partnership will distribute additional i-units, instead of cash, to Enbridge Management when it makes regular quarterly distributions on its common units. The Partnership is required to retain cash approximately equal to the value of the i-units distributed to Enbridge Management each quarter. The Partnership expects to be able to use the cash retained in respect of the i-units distributed to Enbridge Management for capital expenditures, acquisitions and other uses. In addition, the Partnership expects that it will be able to finance capital expenditures, acquisitions and other cash needs through the sale of i-units to Enbridge Management in connection with its issuance of additional shares.

        Effective October 17, 2002, the Partnership acquired Enbridge Midcoast Energy, Inc. and its subsidiaries, which consist of the following three systems, from Enbridge Energy Company, Inc. for approximately $820 million subject to customary post-closing adjustments:

  •
  Midcoast System: This system includes approximately 4,000 miles of natural gas gathering and transmission pipelines, with an aggregate throughput capacity of approximately four billion cubic feet per day, and natural gas treating and processing assets in the Mid-Continent and Gulf Coast regions of the United States, including:

  •
  Four interstate FERC regulated natural gas transmission pipeline systems;

  •
  35 intrastate natural gas transmission and wholesale customer pipeline systems;

  •
  35 gathering and processing/treating systems, including four processing plants; and

  •
  98 trucks and trailers and 48 rail cars used for transporting natural gas liquids, crude oil and carbon dioxide.
  •
  Northeast Texas System: This system includes approximately 1,200 miles of natural gas gathering pipelines, five natural gas treating plants, and four natural gas processing plants. This system is located adjacent to the Partnership's East Texas system and will provide operational flexibility and cost efficiencies.

  •
  South Texas System: This system includes approximately 175 miles of natural gas gathering pipelines, a hydrogen sulfide treating plant and an inactive natural gas processing plant. The Partnership also acquired the right to purchase a 500-mile natural gas transmission pipeline system that interconnects with the South Texas system for $41 million.

        The Partnership funded this acquisition through the assumption of $805 million in debt related to the acquired systems, the issuance to Enbridge Energy Company, Inc. of an additional $8.5 million equity interest in the Partnership and the payment to Enbridge Energy Company, Inc. of $6.5 million in cash, which was funded by the Partnership with borrowings under its 364-day revolving credit facility.

        These systems significantly increase the scope and scale of the Partnership's natural gas operations and provide a platform from which it can pursue new growth opportunities.

Future Prospects

        The primary objective of the Partnership is to continue to increase cash distributions to unit-holders. To achieve this objective, the Partnership intends to:

  •
  Expand and increase the utilization of the Lakehead System's capacity to meet expected growing supply of and demand for crude oil and liquid petroleum in the markets it serves. The Lakehead system is well positioned to benefit from improving supply and demand fundamentals. The demand for crude oil in the Great Lakes and Midwest regions of the United States has increased as a result of the combination of long-term growth in hydrocarbon demand and declining crude oil production in that region. In addition, the supply of crude oil from western Canada is expected to increase, at least through 2011, primarily from existing and planned expansion projects for increasing crude oil production from the Alberta oil sands.

  •
  Develop and acquire complementary energy delivery assets, particularly in the Gulf Coast region of the United States, and improve the financial performance and operating efficiency of recent acquisitions.

        The Partnership anticipates increased availability of additional attractive acquisition targets and believes that it is well positioned to acquire these assets. The Partnership expects that it will finance acquisitions through the issuance of common units and/or the incurrence or assumption of debt. The Partnership also expects to be able to finance acquisitions, as well as other capital needs, through the sale of i-units to Enbridge Management. in connection with its issuance of additional shares and with the cash it retains because it is not required to make cash distributions on the i-units. The Partnership anticipates hedging a significant amount of commodity price risk, if any, associated with any business that it might acquire, to help maintain a stable revenue stream.

        The Partnership believes that it will be able to improve its financial performance in 2002 and 2003 through the following activities:

  •
  Improved performance of the Northeast Texas system: Increasing earnings from expansion, consolidation opportunities and acquisition of additional compression assets on the Northeast Texas system;

  •
  Asset optimization: Increasing net overall utilization of capacity and facilities through incremental performance improvements from existing and acquired systems;

  •
  Acquisitions: Applying expansion capital to acquire and operate complementary assets and properties expected to come to market in 2002 and 2003.

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

        As the Partnership does not own the crude oil and NGLs it transports on the Lakehead System, its cash flows from that system are not directly affected by changes in commodity prices. However, commodity prices have a direct impact on the underlying supply of and demand for crude oil and NGLs, which affects volumes transported by the Partnership on the Lakehead System.

        The portion of the Partnership's earnings and cash flows from the East Texas System, which was acquired on November 30, 2001, are directly exposed to movements in the prices of natural gas and NGLs. The Partnership has entered into hedge transactions to help minimize volatility in the revenues from this system. The Partnership does not enter into derivative instruments for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

        In its recent Release No. 34-46427, effective August 29, 2002, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

        The principal executive officer and the principal financial officer of Enbridge Management, the delegate of our general partner, have informed us that, based upon their evaluation within 90 days of the filing date of this report, of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

        There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor were any corrective actions with regard to significant deficiencies and material weaknesses necessary.

16

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits

  The documents listed on the Exhibit Index following the signature pages hereto are filed with this periodic report on Form 10-Q, and the contents of such Exhibit Index are hereby incorporated herein by reference.

b)
Reports on Form 8-K

  The Partnership filed the following reports on Form 8-K during the third quarter of 2002:

  A report on Form 8-K was filed on September 23, 2002, attaching a press release dated September 23, 2002 announcing a reduction in the purchase price of the Midcoast, Northeast Texas and South Texas systems.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY PARTNERS, L.P. (Registrant)
By: Enbridge Energy Management, L.L.C. as delegate of Enbridge Energy Company, Inc., its General Partner
By:	/s/ JODY L. BALKO Jody L. Balko Chief Accountant (Duly Authorized Officer and Principal Accounting Officer)
Dated: November 14, 2002

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002
Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 United States Code

The undersigned, being the Principal Executive Officer of Enbridge Energy Management, L.L.C., the delegate of the general partner of Enbridge Energy Partners, L.P. (the "Partnership"), hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

        Dated November 14, 2002

/s/ DAN C. TUTCHER Dan C. Tutcher President and Principal Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Dan C. Tutcher, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Enbridge Energy Partners, L.P.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Dated November 14, 2002

/s/ DAN C. TUTCHER Dan C. Tutcher President and Principal Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002
Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18 United States Code

The undersigned, being the Principal Financial Officer of Enbridge Energy Management, L.L.C., the delegate of the general partner of Enbridge Energy Partners, L.P. (the "Partnership"), hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated November 14, 2002
/s/ MARK A. MAKI Mark A. Maki Principal Financial Officer

Sarbanes-Oxley Section 302(a) Certification

I, Mark A. Maki, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Enbridge Energy Partners, L.P.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;
a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);
a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ MARK A. MAKI Mark A. Maki Principal Financial Officer

EXHIBIT INDEX

3.1	Third Amended and Restated Agreement of Limited Partnership of Enbridge Energy Partners, L.P.
10.1	Contribution Agreement (Exhibit 10.1 to the Partnership's Registration Statement on Form S-3/A filed July 8, 2002)
10.2	Delegation of Control Agreement
10.3	Amended and Restated Treasury Services Agreement
10.4	Operational Services Agreement
10.5	General and Administrative Services Agreement
10.6	Omnibus Agreement
10.7	First Amendment to Contribution Agreement (Exhibit 10.8 to the Partnership's Registration Statement on Form S-3/A filed September 24, 2002).
10.8	Second Amendment to Contribution Agreement (Exhibit 99.3 to the Partnership's Current Report on Form 8-K filed October 31, 2002)