Form 10-Q/A
period 2004-06-30
ENBRIDGE ENERGY PARTNERS LP
filed 2004-08-16
CIK 880285

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-31383

ENBRIDGE ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1414604 (I.R.S. Employer Identification No.)
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

        The Registrant had 40,616,134 Class A common units outstanding as of July 30, 2004.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4
Signature		14

        This Quarterly Report on Form 10-Q/A contains forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "continue," "estimate," "expect," "forecast," "intend," "may," "plan," "position," "projection," "strategy," or "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the ability of Enbridge Energy Partners, L.P. (the "Partnership") to control or predict. For additional discussion of risks, uncertainties, and assumptions, see the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

EXPLANATORY NOTE

        This Amendment No. 1 to Quarterly Report on Form 10-Q/A to the Quarterly Report on Form 10-Q of Enbridge Energy Partners, L.P. (the "Partnership") filed with the Securities and Exchange Commission ("SEC") on August 9, 2004, is to clarify certain information in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, to state the amount of capital expenditures that have been expended as of June 30, 2004 and to amend a table detailing the types of capital expenditures forecast during 2004. In particular, under the caption "Capital Expenditures," the amount of capital expenditures that have been expended as of June 30, 2004 was changed to $70 million from $200 million to match the applicable line item on the statement of cash flows. As well, the table under such caption was amended to delete the Acquisitions row and change the amount of forecast capital expenditures on the System enhancements row to $200.0 million from $70.0 million. No other changes were made in Item 2.

        Item 2 of the Partnership's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004, which is amended and restated herein as follows:

  1.
  Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

  2.
  The certificates required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been re-executed.

        Except as otherwise expressly noted herein, this Amendment No.1 to our Quarterly Report on Form 10-Q/A does not reflect events occurring after the August 9, 2004 filing of the Partnership's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004, or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the items described in Part I, Item 2 above.

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

CAPITAL EXPENDITURES

        Capital expenditures are categorized by the Partnership as either core maintenance or enhancement expenditures. Core maintenance expenditures are those expenditures that are necessary to maintain the service capability of the existing assets and includes the replacement of system components and equipment which are worn, obsolete or completing their useful lives. Enhancement expenditures improve the service capability of the existing assets, extend asset useful lives, increase capacities from existing levels, reduce costs or enhance revenues and enable the Partnership to respond to governmental regulations and developing industry standards. For the full year 2004, the Partnership anticipates capital expenditures to approximate $368.0 million, as illustrated in the table that follows. Of the $368.0 million, approximately $70 million has been expended as of June 30, 2004.

	(in millions	)
System enhancements	200.0
Core maintenance activities	33.0
Lakehead System expansion projects	30.0
East Texas expansion	105.0

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
/s/ MARK A. MAKI Mark A. Maki Vice President, Finance and Principal Financial Officer (Duly Authorized Officer)

Date: August 16, 2004

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURE