Form 10-K/A
period 2004-12-31
ENBRIDGE ENERGY PARTNERS LP
filed 2005-04-28
CIK 880285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒  No ☐

The aggregate market value of the Registrant’s Class A Common Units held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004, was $1,880,527,004.

As of February 15, 2005, the Registrant has 46,802,634 Class A common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K of Enbridge Energy Partners, L.P. (the “Partnership”) filed with the Securities and Exchange Commission (“SEC”) on February 25, 2005, is to add to Part III, Item 11. Executive Compensation of such report, the information appearing under the captions “Employment Agreements” and “Director Compensation” in this Amendment.

Except as otherwise expressly noted herein, this Amendment to our Annual Report on Form 10-K does not reflect events occurring after the February 25, 2005, filing of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, or modify or update the disclosures set forth in that Annual Report on Form 10-K in any way.

Item 11. Executive Compensation

The following table sets forth the annual, long-term and other compensation for all services provided in all capacities to Enbridge Management and the Partnership for the fiscal years ended December 31, 2004, 2003 and 2002, of the Chief Executive Officer and four of our other executive officers with the highest salary and bonus compensation in the 2004 fiscal year (the “Named Executive Officers”). The Partnership bears an allocable portion of these officers’ total compensation that is based on the approximate percentage of time each of these officers devote to Enbridge Management and the Partnership. The other affiliates of Enbridge, to whom these officers also render services, bear the remainder of the compensation expenses of these officers.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)(2)	Restricted Stock Award(s)	Securities Underlying Options/ SARs(4)	LTIP Payouts	All Other Compen- sation(3)	Approximate Percentage of Time Devoted to Enbridge Management and the Partnership
		($)	($)	($)	($)	(#)	($)	($)
D.C. Tutcher	2004	322,000	270,000	30,000	—	17,000	—	12,350	90
President	2003	309,750	235,000	35,000	—	50,000	—	10,000
	2002	296,250	91,000	40,000	—	150,000	—	11,625
T.L. McGill	2004	231,385	126,500	20,000	—	20,000	—	11,044	90
Vice President—	2003	221,000	89,800	20,000	—	23,200	—	6,361
Commercial Activity & Business Development	2002	182,474	34,000	16,886	—	23,000	—	4,193
E.C. Kaitson	2004	174,055	59,900	10,000	—	6,500	—	10,643	90
Assistant Secretary and	2003	168,000	35,400	10,000	—	5,900	—	8,375
Associate General Counsel	2002	161,250	18,200	10,000	—	8,300	—	8,990
M.A. Maki	2004	171,365	87,300	20,000	—	15,000	—	9,444	90
Vice President—Finance	2003	161,750	71,400	20,000	—	16,700	—	7,100
	2002	136,762	55,700	25,978	—	8,000	—	6,950
R.L. Adams	2004	161,960	81,600	20,000	—	10,000	—	8,339	90
Vice President—	2003	151,000	54,100	26,229	—	7,500	—	7,568
Operations and Technology	2002	*	*	*	*	*	*	*

*                    Elected an officer in 2003.

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

(3)                 Employees in the United States participate in the Enbridge Employee Services, Inc. Savings Plan (the “401(k) Plan”) under which employees may contribute up to 25% of their base salary, with employee contributions up to 5% matched by Enbridge (all subject to the contribution limits specified in the Internal Revenue Code). Enbridge’s contributions are used to purchase Enbridge shares at market value and the employees’ contributions may be used to purchase Enbridge shares or nine designated funds. During 2004, Enbridge made contributions of $10,250, $8,977, $8,703, $9,068 and $7,982, respectively, to the 401(k) Plan for the benefit of Mr. Tutcher, Mr. McGill, Mr. Maki, Mr. Kaitson, and Mr. Adams. Additionally, during 2004 Enbridge Employee Services, Inc. paid term life insurance premiums of $540, $508, $380, $376, and $356 for the benefit of Mr. Tutcher, Mr. McGill, Mr. Maki, Mr. Kaitson, and Mr. Adams, respectively. In 2004, Enbridge Employee Services, Inc. also furnished Messrs. Tutcher, McGill and Kaitson with parking benefits, at an annual cost of $1,560 each.

(4)                 Each option entitles the holder to acquire the indicated number of shares of Enbridge common stock. The costs associated with recognizing the fair value of the options as compensation expense are borne by the Partnership. Additional information is provided in the following section labeled “Stock Options”.

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

Options/SAR Grants in Last Fiscal Year

	Individual Grants				Potential Realizable
	Number of	Percent of Total			Value at Assumed
	Securities Underlying Options/SARs	Options/SARs Granted to Employees in	Exercise or		Annual Rates of Stock Price Appreciation for Options Term
Name	Granted	Fiscal Year	Base Price	Expiration Date	5%	10%
	(#)		($Cdn/Sh)		$Cdn	$Cdn
D.C. Tutcher	17,000	1.91%	51.44	February 4, 2014	549,956	1,393,696
T.L. McGill	20,000	2.24%	51.44	February 4, 2014	647,007	1,639,642
E.C. Kaitson	6,500	0.73%	51.44	February 4, 2014	210,277	532,884
M.A. Maki	15,000	1.68%	51.44	February 4, 2014	485,255	1,229,732
R.L. Adams	10,000	1.12%	51.44	February 4, 2014	323,503	819,821

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

	Shares Acquired on		Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End		Value of Unexercised In-The-Money Options/SARS At Fiscal Year-End
Name	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($Cdn)	(#)	(#)	($Cdn)	($Cdn)
D.C. Tutcher	—	—	190,847	187,000	4,656,108	2,729,645
T.L. McGill	—	—	17,300	48,900	285,240	659,820
E.C. Kaitson	—	—	52,035	18,575	1,635,419	280,391
M.A. Maki	11,000	260,638	11,925	32,775	219,984	440,851
R.L. Adams	—	—	5,800	19,550	100,081	250,369

Enbridge also maintains a long-term, performance-based stock unit plan (the “PSU Plan”). Under the PSU Plan, participating executives receive annual grants of PSUs. The initial value of each of these PSUs is equivalent to one Enbridge Share. Each award may be paid out at the end of a three-year performance cycle based on attaining specific goals established by Enbridge’s Human Resources & Compensation Committee for performance over a three-year period. Enbridge does not issue any shares in connection with the PSU Plan and if performance fails to meet threshold performance levels, no payments are made. The compensation expense associated with recognizing the fair value of the outstanding stock units attributable to our executive officers that participate in the PSU Plan are allocated to us and expensed in our consolidated statements of income. The following table sets forth the grants made to the Named Executive Officers during 2004 pursuant to the PSU Plan:

Long-Term Incentive Plan Awards Table

	Securities, Units	Performance or Other Period Until	Estimated Future Payouts Under Non-Securities-Price-Based Plans
Name	or Other Rights	Maturation or Payout	Threshold(1)	Target(2)	Maximum(3)
	(#)		(#)	(#)	(#)
D.C. Tutcher	3,545	March 8, 2004 – March 7, 2007	886	3,545	7,090
T.L. McGill	—	—	—	—	—
E.C. Kaitson	—	—	—	—	—
M.A. Maki	—	—	—	—	—
R.L. Adams	—	—	—	—	—

(1)                 “Threshold” refers to the minimum amount payable for a certain level of performance under the PSU Plan.

(2)                 “Target” refers to the amount payable if the specified performance target is reached.

(3)                 “Maximum” refers to the maximum payout possible as specified under the PSU Plan.

Pension Plan

The following tables illustrate the benefits payable under the defined benefit component of Enbridge’s trusteed non-contributory pension plans (the “Plan”), which apply to the Named Executive Officers of the Partnership. The tables illustrate the total annual pension entitlements assuming the eligibility requirements for an unreduced pension have been satisfied. Plan benefits that exceed maximum pension rules applicable to registered plan benefits are paid from the Enbridge supplemental pension plan. Other trusteed pension plans, with varying contribution formulae and benefits, cover the balance of Canadian and United States employees.

For service prior to January 1, 2000, the Plan provides a yearly pension payable after age 60 in the normal form (60 percent joint and last survivor) equal to: (a) 1.6 percent of the sum of (i) the average of the participant’s highest annual salary during three consecutive years out of the last ten years of credited service and (ii) the average of the participant’s three highest annual performance bonus periods, represented in each period by the greater of 50 percent of the actual bonus paid or the lesser of the target bonus and actual bonus, in respect of the last five years of credited service, multiplied by (b) the number of credited years of service. The pension is offset, after age 65, by 50 percent of the participant’s Social Security benefit, prorated by years in which the participant has both credited service and Social Security coverage. An unreduced pension is payable if retirement is after age 55 with 30 or more years of service, or after age 60. Early retirement reductions apply if a participant retires and does not meet these requirements.

For service after December 31, 1999, the Plan provides for senior management employees, including the Named Executive Officers, a yearly pension payable after age 60 in the normal form (60 percent joint and last survivor) equal to: (a) 2 percent of the sum of (i) the average of the participant’s highest annual base salary during three consecutive years out of the last ten years of credited service and (ii) the average of the participant’s three highest annual performance bonus periods, represented in each period by 50 percent of the actual bonus paid, in respect of the last five years of credited services, multiplied by (b) the number of credited years of service. An unreduced pension is payable if retirement is after age 55 with 30 or more years of service, or after age 60. Early retirement reductions apply if a participant retires and does not meet these requirements. Retirement benefits paid from the Plan are indexed at 50 percent of the annual increase in the consumer price index.

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

(1)                 “Remuneration” refers to annual salary and that portion of the annual bonus eligible for inclusion in final average earnings.

Mr. Tutcher accumulates pension credits equal to 4.0 percent for each year of service to his tenth anniversary of employment with Enbridge.

For purposes of computing the total retirement benefit of the Named Executive Officers, the following table sets forth the service accrued prior to January 1, 2000, (“Pre 2000 Service”) and service accrued after December 31, 1999 (“Post 1999 Service”) by the Named Executive Officers at December 31, 2004. These figures include the additional service mentioned in the previous paragraph.

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

Director Compensation

Enbridge employees who are members of the Board of Directors of the General Partner or Enbridge Management do not receive any additional compensation for serving in those capacities. Members of the Board of Directors of the General Partner and Enbridge Management who are not employees receive an aggregate annual fee of $20,000, paid quarterly, plus $1,000 per day for each meeting attended of the board of directors or committees of the board. In addition, each non-employee director is reimbursed for out-of-

pocket expenses in connection with attending meetings of the board of directors or committees and an additional $500 for meetings requiring out of state travel. The director who serves as chairman of the audit committees is paid an additional $5,000 per year and the director who serves as chairman of the boards is paid an additional $10,000 per year, paid quarterly. The General Partner indemnifies each director for actions associated with being a director to the full extent permitted under Delaware law and maintains errors and omissions insurance.

Messrs. Hambrook and Connelly served on pricing committees in 2004 in connection with public offerings to sell limited partnership interests in the Partnership. As compensation for serving on the pricing committees, they each received a fee of $1,000 per meeting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY PARTNERS, L.P. (Registrant)

By:	Enbridge Energy Management, L.L.C.
as delegate of Enbridge Energy Company, Inc. as General Partner
By:	/s/ MARK A. MAKI
Mark A. Maki Vice President, Finance and Principal Financial Officer (Duly Authorized Officer)

Date: April 27, 2005