Form 10-Q
period 2006-06-30
ENBRIDGE ENERGY PARTNERS LP
filed 2006-07-31
CIK 880285

UNITED STATES
SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The Registrant had 49,938,834 Class A common units outstanding as of July 31, 2006.

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

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited; in millions, except per unit amounts)
Operating revenue	$1,424.7	$1,332.7	$3,313.3	$2,582.8
Operating expenses
Cost of natural gas (Notes 5 and 10)	1,185.6	1,150.4	2,833.3	2,222.6
Operating and administrative	87.3	80.4	161.2	154.8
Power	24.2	17.2	50.5	34.2
Depreciation and amortization (Note 6)	34.0	34.1	66.7	67.4
	1,331.1	1,282.1	3,111.7	2,479.0
Operating income	93.6	50.6	201.6	103.8
Interest expense	(27.6)	(25.6)	(55.5)	(51.2)
Other income	4.4	0.7	5.4	1.3
Net income	$70.4	$25.7	$151.5	$53.9
Net income allocable to common and i-units	$63.2	$19.9	$137.1	$42.1
Net income per common and i-unit (basic and diluted) (Note 2)	$0.96	$0.32	$2.08	$0.69
Weighted average units outstanding	65.9	61.9	65.8	61.3

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited; in millions)
Net income	$70.4	$25.7	$151.5	$53.9
Other comprehensive income (loss) (Note 10)	(30.3)	(11.5)	3.8	(85.7)
Comprehensive income (loss)	$40.1	$14.2	$155.3	$(31.8)

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2006	2005
	(unaudited; in millions)
Cash provided by operating activities
Net income	$151.5	$53.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (Note 6)	66.7	67.4
Derivative fair value (gain) loss (Note 10)	(29.4)	16.8
Inventory market price adjustment (Note 5)	9.7	—
Other	1.0	(0.3)
Changes in operating assets and liabilities, net of cash acquired:
Receivables, trade and other	(33.1)	(5.8)
Due from General Partner and affiliates	14.2	(13.8)
Accrued receivables	239.6	(2.2)
Inventory (Note 5)	(26.5)	(10.2)
Current and long-term other assets	(4.3)	(2.8)
Due to General Partner and affiliates	11.0	20.7
Accounts payable and other (Note 4)	(6.6)	(17.3)
Accrued purchases	(221.7)	16.9
Interest payable	—	4.1
Property and other taxes payable	(5.1)	(3.7)
Net cash provided by operating activities	167.0	123.7
Cash used in investing activities
Additions to property, plant and equipment	(285.2)	(174.7)
Changes in construction payables	4.8	2.2
Asset acquisitions, net of cash acquired (Note 3)	(33.2)	(185.9)
Other	0.1	0.8
Net cash used in investing activities	(313.5)	(357.6)
Cash provided by financing activities
Proceeds from unit issuances, net	—	127.5
Distributions to partners (Note 8)	(113.2)	(104.0)
Borrowings (repayments) of Credit Facility, net (Note 7)	10.0	(175.0)
Net issuances of commercial paper (Note 7)	269.1	390.0
Repayment on affiliate loan	(20.0)	—
Other	—	(0.5)
Net cash provided by financing activities	145.9	238.0
Net increase (decrease) in cash and cash equivalents	(0.6)	4.1
Cash and cash equivalents at beginning of year	89.8	78.3
Cash and cash equivalents at end of period	$89.2	$82.4

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2006	December 31, 2005
	(unaudited; in millions)
ASSETS
Current assets
Cash and cash equivalents (Note 4)	$89.2	$89.8
Receivables, trade and other, net of allowance for doubtful accounts of $4.5 in 2006 and 2005	142.8	109.7
Due from General Partner and affiliates	5.9	20.1
Accrued receivables	375.7	615.3
Inventory (Note 5)	154.3	138.9
Other current assets	13.7	11.5
	781.6	985.3
Property, plant and equipment, net (Notes 3 and 6)	3,314.5	3,080.0
Other assets, net	32.8	22.2
Goodwill (Note 3)	265.5	258.2
Intangibles, net (Note 3)	93.5	82.7
	$4,487.9	$4,428.4
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Due to General Partner and affiliates	$23.5	$12.5
Accounts payable and other (Note 4)	240.2	247.9
Accrued purchases	425.0	646.7
Interest payable	11.4	11.4
Property and other taxes payable	16.1	21.8
Current maturities of long-term debt	31.0	31.0
	747.2	971.3
Long-term debt (Note 7)	1,962.0	1,682.9
Loans from General Partner and affiliates	131.8	151.8
Environmental liabilities (Note 9)	4.9	4.8
Other long-term liabilities (Note 10)	236.1	253.8
	3,082.0	3,064.6
Commitments and contingencies (Note 9)
Partners’ capital (Note 8)
Class A common units (Units issued—49,938,834 in 2006 and 2005)	1,153.9	1,142.4
Class B common units (Units issued—3,912,750 in 2006 and 2005)	68.4	67.2
i-units (Units issued—12,187,145 in 2006 and 11,704,948 in 2005)	446.4	421.7
General Partner	35.5	34.6
Accumulated other comprehensive loss (Note 10)	(298.3)	(302.1)
	1,405.9	1,363.8
	$4,487.9	$4,428.4

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005; the results of operations for the three and six month periods ended June 30, 2006 and 2005; and cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for the three and six month periods ended June 30, 2006, should not be taken as indicative of the results to be expected for the full year due to seasonality of portions of the natural gas business, maintenance activities and the impact of forward natural gas prices on certain derivative financial instruments that are accounted for using mark-to-market accounting. In addition, prior period information presented in these consolidated financial statements includes reclassifications that were made to conform to the current period presentation. These reclassifications have no effect on previously reported net income or partners’ capital. The interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

2.   NET INCOME PER COMMON AND i-UNIT

Net income per common and i-unit is computed by dividing net income, after deduction of Enbridge Energy Company, Inc.’s (the “General Partner”) allocation, by the weighted average number of our Class A and Class B common units and i-units outstanding. The General Partner’s allocation is equal to an amount based upon its general partner interest, adjusted to reflect an amount equal to its incentive distributions and an amount required to reflect depreciation on the General Partner’s historical cost basis for assets contributed on formation of the Partnership. We have no dilutive securities. Net income per common and i-unit was determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions, except per unit amounts)
Net income	$70.4	$25.7	$151.5	$53.9
Allocations to the General Partner:
Net income allocated to General Partner	(1.4)	(0.5)	(3.0)	(1.1)
Incentive distributions to General Partner	(5.7)	(5.3)	(11.3)	(10.6)
Historical cost depreciation adjustments	(0.1)	—	(0.1)	(0.1)
	(7.2)	(5.8)	(14.4)	(11.8)
Net income allocable to common and i-units	$63.2	$19.9	$137.1	$42.1
Weighted average units outstanding	65.9	61.9	65.8	61.3
Net income per common and i-unit (basic and diluted)	$0.96	$0.32	$2.08	$0.69

3.   ACQUISITIONS

In April 2006, we acquired, for $33.2 million in cash, an 80-mile natural gas pipeline that is complementary to our existing East Texas system. This pipeline provides approximately 100 MMcf/d of additional transportation capacity and interconnects with approximately 65 central delivery points.

The purchase price and the allocation to assets acquired and liabilities assumed are as follows:

(dollars in millions)
Purchase Price:
Cash paid, including transaction costs	$33.2
Allocation of purchase price:
Property, plant and equipment, including construction in progress	13.0
Intangibles	12.8
Goodwill	7.4
Total	$33.2

4.   CASH AND CASH EQUIVALENTS

We extinguish liabilities when a creditor has relieved us of our obligation, which occurs when our financial institution honors a check that the creditor has presented for payment. Accordingly, obligations for which we have issued check payments that have not yet been presented to the financial institution of approximately $38.2 million at June 30, 2006 and $46.5 million at December 31, 2005, are included in Accounts payable and other on the Consolidated Statements of Financial Position.

5.   INVENTORY

Inventory is comprised of the following:

	June 30, 2006	December 31, 2005
	(dollars in millions)
Material and supplies	$6.1	$8.3
Liquids inventory	17.9	11.1
Natural gas and natural gas liquids inventory	130.3	119.5
	$154.3	$138.9

We recorded a $9.7 million reduction to the cost basis of our natural gas inventory to reflect the market value at June 30, 2006. The lower of cost or market adjustment is included in the Cost of natural gas in our Marketing segment on our Consolidated Statement of Income.

6.   PROPERTY, PLANT AND EQUIPMENT

Based on a third-party study commissioned by management, revised depreciation rates for the Lakehead system were implemented effective January 1, 2006. The annual composite rate, which represents the expected remaining service life of the pipeline system assets, was reduced from 3.20% to 2.63%. Depreciation expense was approximately $3.0 million and $5.5 million lower for the three months and six months ended June 30, 2006, respectively, as a result of the new depreciation rates.

7.   DEBT

Credit Facility

In March 2006, we obtained an increase from $800 million to $1 billion in the aggregate commitment available to us under the terms of our Credit Facility. At June 30, 2006, we had borrowed $10 million under the terms of our Credit Facility, whereas no amounts were outstanding at December 31, 2005. We had letters of credit totaling $104.8 million at June 30, 2006, and $149.3 million at December 31, 2005. The amounts we may borrow under the terms of our Credit Facility are reduced by the principal amount of our commercial paper issuances and the balance of our letters of credit outstanding. At June 30, 2006, we could borrow an additional $285.2 million under the terms of our Credit Facility.

During the six months ended June 30, 2005, we net settled borrowings of approximately $565 million on a non-cash basis.

Commercial Paper Program

We can issue up to $600 million of commercial paper under the terms of our commercial paper program. However, the amount of commercial paper we may issue is reduced by any balance of outstanding letters of credit in excess of $400 million. At June 30, 2006, we had outstanding $598.4 million of commercial paper, net of unamortized discount of $1.6 million, bearing interest at a weighted average rate of 5.24%. At December 31, 2005, we had $329.3 million of commercial paper outstanding, net of $0.7 million of unamortized discount, at a weighted average interest rate of 4.36%.

8.   PARTNERS’ CAPITAL

The following table sets forth our distributions, as approved by the Board of Directors of Enbridge Energy Management, L.L.C. (“Enbridge Management”), during the six months ended June 30, 2006:

					Amount of
					Distribution	Retained
Distribution				Cash	of i-units	from
Declaration	Distribution	Record	Distribution	available for	to i-unit	General	Distribution
Date	Payment Date	Date	per Unit	distribution	Holders(1)	Partner(2)	of Cash
January 30, 2006	February 14, 2006	February 7, 2006	$0.925	$67.6	$10.8	$0.2	$56.6
April 27, 2006	May 15, 2006	May 5, 2006	$0.925	$67.8	$11.0	$0.2	$56.6

(1)      The Partnership has issued 482,197 i-units to Enbridge Management, the sole owner of the Partnership’s i-units, during 2006 in lieu of cash distributions.

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

As of June 30, 2006 and December 31, 2005, we have recorded $3.3 million and $4.0 million, respectively, in current liabilities and $4.9 million and $4.8 million, respectively, in long-term liabilities, primarily to address remediation of contaminated sites, materials containing asbestos, management of hazardous waste material disposal, and outstanding air quality measures for certain of our liquids and natural gas assets.

In April 2006, a natural gas release and fire near a valve site on our MidLa natural gas transmission pipeline in Concordia Parish, Louisiana, resulted in property and equipment damage in the area. We estimate our losses from this incident to approximate $1 million, which we recognized in the second quarter of 2006.

Legal Proceedings

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe that the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on our financial condition.

10.   FINANCIAL INSTRUMENTS—COMMODITY PRICE RISK

Our net income and cash flows are subject to volatility stemming from changes in commodity prices of natural gas, natural gas liquids (“NGL” or “NGLs”), condensate and fractionation margins (the relative price differential between NGL sales and offsetting natural gas purchases). This market price exposure exists within our Natural Gas and Marketing segments. To mitigate the volatility of our cash flows, we use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in commodity prices. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices.

Accounting Treatment

All derivative financial instruments are recorded in the consolidated financial statements at fair market value and are adjusted each period for changes in the fair market value (“mark-to-market”). The fair market value of these derivative financial instruments reflects the estimated amounts that we would pay or receive, other than in a forced or liquidation sale, to terminate or close the contracts at the reporting date, taking into account the current unrealized losses or gains on open contracts. We use actively traded external market quotes and indices to value substantially all of the financial instruments we utilize.

Under the guidance of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Transactions and Hedging Activities (“SFAS No. 133”), if a derivative financial instrument does not qualify as a hedge or is not designated as a hedge, a change in the fair market value, both realized and unrealized, is recognized currently in our income statement as a derivative fair value gain (loss) and recorded in Cost of natural gas. Cash flow is only impacted to the extent the actual derivative contract is settled by making or receiving a payment to or from the counterparty or by making or receiving a payment for entering into a contract that exactly offsets the original derivative contract. Typically, we settle our derivative contracts when the physical transaction that underlies the derivative financial instrument occurs.

If a derivative financial instrument qualifies and is designated as a cash flow hedge, a hedge of a forecasted transaction or future cash flows, any unrealized mark-to-market gain or loss is deferred in Accumulated other comprehensive income (“OCI”), a component of Partners’ Capital, until the underlying hedged transaction occurs. To the extent that the hedge instrument is effective in offsetting the transaction being hedged, there is no impact to the income statement. At inception and on a quarterly basis, we formally assess whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Any ineffective portion of a cash flow hedge’s change in fair market value is recognized each period in earnings. Realized gains and losses on derivative financial instruments that are designated as hedges and qualify for hedge accounting are included in Cost of natural gas in the period the hedged transaction occurs. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued, remain in OCI until the underlying physical transaction occurs unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. Generally, our preference is for our derivative financial instruments to receive hedge accounting treatment whenever possible, to mitigate the non-cash earnings volatility that arises under mark-to-market accounting treatment. To qualify for cash flow hedge accounting, very specific requirements must be met in terms of hedge structure, hedge objective and hedge documentation.

Non-Qualified Hedges

Many of our derivative financial instruments qualify for hedge accounting treatment under the specific requirements of SFAS No. 133. However, we have four primary transaction types where the hedge structure does not meet the requirements to apply hedge accounting and, therefore, these financial instruments are considered ‘non-qualified’ under SFAS No. 133. These non-qualified derivative financial instruments must be adjusted to their fair market value, or marked-to-market, each period, with the increases and decreases in fair value recorded as increases and decreases in Cost of natural gas in our Consolidated Statements of Income. These mark-to-market adjustments produce a degree of earnings volatility that can often be significant from period to period, but have no cash flow impact relative to changes in market prices. The cash flow impact occurs when the underlying physical transaction takes place in the future and an associated financial instrument contract settlement is made.

The four instances of non-qualified hedges are as follows:

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

2.                Storage—In our Marketing segment, when we use derivative financial instruments to hedge market spreads around our owned or contracted assets, such as our gas storage portfolio, the underlying forecasted transaction may or may not occur in the same period as originally forecast. This can occur because we have the flexibility to make changes in the underlying injection or withdrawal schedule, given changes in market conditions. Therefore, these transactions do not qualify for cash flow hedge accounting treatment under SFAS No. 133, since the occurrence of the transactions cannot be accurately forecast. Because the physical natural gas is recorded at the lower of cost or market, timing differences can result when the derivative financial instrument is settled in a period that is different from when the physical natural gas is sold. As a result, derivative financial instruments associated with our natural gas storage activities can create volatility in our earnings.

3.                Natural Gas Collars—In our Natural Gas segment, we had previously entered into natural gas collars to hedge the sales price of natural gas. The natural gas collars were based on a NYMEX price, while the physical gas sales were based on a different index. To better align the index of the natural gas collars with the index of the underlying sales, we de-designated the original cash flow hedging relationship with the intent of contemporaneously re-designating the natural gas collars as hedges of forecasted physical natural gas sales with a NYMEX pricing index to better match the indices, which was a sound economic hedging strategy. However, because the fair value of these derivative instruments was a liability to us at re-designation, they are considered net written options under SFAS No. 133 and do not qualify for hedge accounting. These derivatives are being marked-to-market, with the changes in fair value from the date of de-designation recorded to earnings each period. As a result, our operating income will be subject to greater volatility due to movements in the prices of natural gas until the underlying long-term transactions are settled.

4.                Optional Natural Gas Processing Volumes—In our Natural Gas segment we use derivative financial instruments to hedge the prices of NGLs associated with some of the volumes produced from our natural gas processing activities. Our natural gas contracts allow us the option of processing natural gas when it is economical, and ceasing to do so when processing becomes uneconomic. We have entered into derivative financial instruments to fix the sales price of a portion of the NGLs that we produce at our discretion and to fix the related purchases of natural gas required for processing. Some of these derivatives do not qualify for hedge accounting under SFAS No. 133 because we are unable to forecast the NGLs to be processed that underlie the derivative since we have the option of processing or not processing as conditions warrant. As a result, our operating income will be subject to increased volatility due to movements in the prices of NGLs until the underlying long-term transactions are settled.

In each of the instances described above, the underlying physical purchase, storage and sale of natural gas and NGLs are accounted for on a historical cost basis rather than on the mark-to-market basis we utilize for the financial derivatives used to mitigate (hedge) the commodity price risk associated with our storage and transportation assets. This difference in accounting (i.e., the financial derivative is recorded at fair market values while the physical transaction is recorded at historical cost) can and has resulted in volatility in our reported net income, even though the economic margin is essentially unchanged from the date the transactions were consummated.

The following table presents the unrealized gains and losses associated with changes in the fair value of our commodity price derivatives, which are recorded as an element of Cost of natural gas in our Consolidated Statements of Income and disclosed as a reconciling item on our Statements of Cash Flows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Natural Gas segment
Ineffectiveness	$(0.1)	$(1.8)	$(0.1)	$(2.0)
Non-qualified hedges	(3.6)	(2.9)	(1.8)	(11.1)
Marketing
Non-qualified hedges	5.4	3.9	31.3	5.3
Discontinuance	—	(9.0)	—	(9.0)
Derivative fair value gains (losses)	$1.7	$(9.8)	$29.4	$(16.8)

We record the change in fair value of our highly effective cash flow hedges in OCI until the derivative financial instruments are settled, at which time they are reclassified to earnings. Also included in OCI are unrecognized losses of approximately $6.3 million associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated. These unrecognized losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings. For the three and six months ended June 30, 2006, we reclassified unrealized losses of $14.9 million and $39.7 million from OCI to Cost of natural gas on our Consolidated Statements of Income for the fair value of derivative financial instruments that were settled.

Our derivative financial instruments are included at their fair values in the Consolidated Statements of Financial Position as follows:

	June 30, 2006	December 31, 2005
	(in millions)
Other current assets	$4.6	$5.8
Other assets, net	8.5	4.2
Accounts payable and other	(123.0)	(129.2)
Other long-term liabilities	(219.9)	(243.0)
	$(329.8)	$(362.2)

The decrease in our obligation associated with derivative activities is primarily due to the decline in current and forward natural gas prices from December 31, 2005 to June 30, 2006. The Partnership’s portfolio of derivative financial instruments is largely comprised of long-term fixed price sales and purchase agreements.

We do not require collateral or other security from the counterparties to our derivative financial instruments, all of which were rated “BBB+” or better by the major credit rating agencies.

11.   SEGMENT INFORMATION

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

Each of our reportable segments is a business unit that offers different services and products that is managed separately, since each business segment requires different operating strategies. We have segregated our business activities into three distinct operating segments:

•       Liquids;

•       Natural Gas; and

•       Marketing.

The following tables present certain financial information relating to our business segments:

	As of and for the three months ended June 30, 2006
	Liquids	Natural Gas	Marketing	Corporate	Total
	(in millions)
Total revenue	$124.9	$1,231.3	$667.6	$—	$2,023.8
Less: Intersegment revenue	—	557.8	41.3	—	599.1
Operating revenue	124.9	673.5	626.3	—	1,424.7
Cost of natural gas (Notes 5 and 10)	—	566.9	618.7	—	1,185.6
Operating and administrative	35.1	50.0	1.5	0.7	87.3
Power	24.2	—	—	—	24.2
Depreciation and amortization (Note 6)	15.9	17.9	0.1	0.1	34.0
Operating income	49.7	38.7	6.0	(0.8)	93.6
Interest expense	—	—	—	(27.6)	(27.6)
Other income	—	—	—	4.4	4.4
Net income	$49.7	$38.7	$6.0	$(24.0)	$70.4
Capital expenditures (excluding acquisitions)	$34.4	$148.0	$0.5	$3.6	$186.5

	As of and for the three months ended June 30, 2005
	Liquids	Natural Gas	Marketing	Corporate	Total
	(in millions)
Total revenue	$102.5	$988.0	$802.1	$—	$1,892.6
Less: Intersegment revenue	—	526.7	33.2	—	559.9
Operating revenue	102.5	461.3	768.9	—	1,332.7
Cost of natural gas (Notes 5 and 10)	—	379.5	770.9	—	1,150.4
Operating and administrative	37.5	40.9	0.9	1.1	80.4
Power	17.2	—	—	—	17.2
Depreciation and amortization (Note 6)	17.7	16.2	0.2	—	34.1
Operating income	30.1	24.7	(3.1)	(1.1)	50.6
Interest expense	—	—	—	(25.6)	(25.6)
Other income	—	—	—	0.7	0.7
Net income	$30.1	$24.7	$(3.1)	$(26.0)	$25.7
Capital expenditures (excluding acquisitions)	$21.6	$78.6	$—	$1.6	$101.8

	As of and for the six months ended June 30, 2006
	Liquids	Natural Gas	Marketing	Corporate	Total
	(in millions)
Total revenue	$247.5	$2,833.2	$1,634.0	$—	$4,714.7
Less: Intersegment revenue	—	1,288.7	112.7	—	1,401.4
Operating revenue	247.5	1,544.5	1,521.3	—	3,313.3
Cost of natural gas (Notes 5 and 10)	—	1,340.4	1,492.9	—	2,833.3
Operating and administrative	63.7	93.7	2.6	1.2	161.2
Power	50.5	—	—	—	50.5
Depreciation and amortization (Note 6)	31.8	34.5	0.2	0.2	66.7
Operating income	101.5	75.9	25.6	(1.4)	201.6
Interest expense	—	—	—	(55.5)	(55.5)
Other income	—	—	—	5.4	5.4
Net income	$101.5	$75.9	$25.6	$(51.5)	$151.5
Total assets	$1,704.7	$2,421.6	$276.5	$85.1	$4,487.9
Capital expenditures (excluding acquisitions)	$50.8	$229.1	$0.9	$4.4	$285.2

	As of and for the six months ended June 30, 2005
	Liquids	Natural Gas	Marketing	Corporate	Total
	(in millions)
Total revenue	$199.0	$1,912.6	$1,495.9	$—	$3,607.5
Less: Intersegment revenue	—	965.7	59.0	—	1,024.7
Operating revenue	199.0	946.9	1,436.9	—	2,582.8
Cost of natural gas (Notes 5 and 10)	—	786.0	1,436.6	—	2,222.6
Operating and administrative	69.4	82.0	1.7	1.7	154.8
Power	34.2	—	—	—	34.2
Depreciation and amortization (Note 6)	35.3	31.8	0.3	—	67.4
Operating income	60.1	47.1	(1.7)	(1.7)	103.8
Interest expense	—	—	—	(51.2)	(51.2)
Other income	—	—	—	1.3	1.3
Net income	$60.1	$47.1	$(1.7)	$(51.6)	$53.9
Total assets	$1,670.8	$2,053.3	$280.6	$94.5	$4,099.2
Capital expenditures (excluding acquisitions)	$34.7	$137.3	$—	$2.7	$174.7

12.   SUBSEQUENT EVENT

Distribution to Partners

On July 28, 2006, the Board of Directors of Enbridge Management declared a distribution payable to our partners on August 14, 2006. The distribution will be paid to unitholders of record as of August 4, 2006, of our available cash of $68.1 million at June 30, 2006, or $0.925 per common unit. Of this distribution, $56.6 million will be paid in cash, $11.3 million will be distributed in i-units to our i-unitholder and $0.2 million will be retained from the General Partner in respect of this i-unit distribution.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations of Enbridge Energy Partners, L.P. should be read together with the consolidated financial statements and the notes in this report. The discussion in this section pertains to our unaudited consolidated balance sheets, statements of income, and statements of cash flows.

This report on Form 10-Q should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005.

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

The following table reflects our operating income by business segment and corporate charges for the three and six month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited; in millions)
Operating Income
Liquids	$49.7	$30.1	101.5	$60.1
Natural Gas	38.7	24.7	75.9	47.1
Marketing	6.0	(3.1)	25.6	(1.7)
Corporate, operating and administrative	(0.8)	(1.1)	(1.4)	(1.7)
Total Operating Income	93.6	50.6	201.6	103.8
Interest expense	(27.6)	(25.6)	(55.5)	(51.2)
Other income	4.4	0.7	5.4	1.3
Net Income	$70.4	$25.7	$151.5	$53.9

Summary Analysis of Operating Results

Liquids

Our Liquids segment produced operating income of $49.7 million and $101.5 million for the three and six month periods ended June 30, 2006, a 65 percent increase and 69 percent increase over the $30.1 million and $60.1 million earned in the comparable periods in 2005. The following primary factors contributed to the increase in operating income of our Liquids segment:

•       Higher volumes on our Lakehead system following completion of the repair and expansion of a major oil sands plant that was damaged by a fire in early January 2005;

•       Increased deliveries on our Mid-Continent system have resulted from greater demand by Midwest refineries for crude from the Gulf Coast region to meet the rise in consumer demand for gasoline supplies during summer months;

•       The annual index rate increase effective July 1, 2005, which increased our average tariffs; and

•       Longer hauls on our Lakehead system.

Natural Gas

Operating income from our Natural Gas segment grew 57 percent to $38.7 million and 61 percent to $75.9 million for the respective three and six month periods ended June 30, 2006 over the comparable periods in 2005. The increased contribution of our Natural Gas segment is primarily attributable to the following:

•       Higher crude oil and NGL prices in relation to natural gas prices contributed to favorable operating results from our processing assets in addition to the expanded processing capacity on our Anadarko system;

•       Growth in average daily volumes on our major natural gas systems stemming from additional wellhead supply contracts on the East Texas and Anadarko systems; and

•       Continued strong drilling activity in the Anadarko Basin and East Texas Bossier trend.

Marketing

Operating income from our Marketing segment increased by $9.1 million and $27.3 million to $6.0 million and $25.6 million for the three and six months ended June 30, 2006, respectively, from operating losses of $3.1 million and $1.7 million for the same periods in 2005. The increase in operating income of our Marketing segment is predominantly the result of two factors:

•       Unrealized, non-cash mark-to-market gains for the three and six months ended June 30, 2006 of $5.4 million and $31.3 million as compared with non-cash mark-to-market losses of $5.1 million and $3.7 million for the comparable periods in 2005. The gains resulted from the change in market value of our derivative financial instruments that do not qualify for hedge accounting;

•       Partially offsetting the unrealized mark-to-market gains is a non-cash charge of $1.7 million for the three months and $9.7 million for the six months ended June 30, 2006, resulting from a lower of cost or market accounting adjustment to the cost basis of our natural gas inventory. The market price for natural gas in two of our storage locations experienced further decreases during the quarter from the prices at which the inventory was purchased. We expect to recover a majority of this charge when the inventory is sold in future quarters.

Derivative Transactions and Hedging Activities

We record all derivative financial instruments in the consolidated financial statements at fair market value pursuant to the requirements of SFAS No. 133. For those derivative financial instruments that do not qualify for hedge accounting, all changes in fair market value are recorded through our Consolidated Statements of Income each period. The fair market value of these derivative financial instruments reflects the estimated amounts that we would pay or receive, other than in a forced or liquidation sale, to terminate or close the contracts at the reporting date, taking into account the current unrealized losses or gains on open contracts.

NGL prices, which tend to move in correlation with crude oil prices, have continued to trend higher due to supply instability in the crude oil market. As a result, during the three and six months ended June 30, 2006, we experienced unrealized, non-cash mark-to-market losses in our Natural Gas segment. These non-cash mark-to-market losses primarily relate to derivative financial instruments associated with the sale of NGLs derived from our processing activities that do not qualify for hedge accounting under SFAS No. 133.

The prices of natural gas were lower at June 30, 2006 in relation to the prices at March 31, 2006 and December 31, 2005, which resulted in unrealized, non-cash mark-to-market gains in our Marketing segment for the three and six months ended June 30, 2006.

While the natural gas and NGL pricing environment continues to remain volatile, the mark-to-market gains and losses created by this volatility do not affect our cash flow. We expect these non-cash gains and losses to be offset in future quarters as we settle the derivative financial instruments and the underlying physical transactions.

The following table presents the unrealized, non-cash, mark-to-market gains and losses by segment, associated with our derivative financial instruments for the three and six month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Natural Gas segment
Ineffectiveness	$(0.1)	$(1.8)	$(0.1)	$(2.0)
Non-qualified hedges	(3.6)	(2.9)	(1.8)	(11.1)
Marketing
Non-qualified hedges	5.4	3.9	31.3	5.3
Discontinuance	—	(9.0)	—	(9.0)
Derivative fair value gains (losses)	$1.7	$(9.8)	$29.4	$(16.8)

In December 2005, we settled natural gas collars representing derivative financial instruments on forecasted sales of 2,000 million British thermal units per day, or MMBtu/d, of natural gas through 2011. The settlement of these collars reduced the amount of non-cash losses reflected above in our Natural Gas segment at June 30, 2006.

RESULTS OF OPERATIONS—BY SEGMENT

Liquids

The following tables set forth the operating results and statistics of our Liquids segment assets for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited; in millions)
Operating Results
Operating revenues	$124.9	$102.5	$247.5	$199.0
Operating and administrative	35.1	37.5	63.7	69.4
Power	24.2	17.2	50.5	34.2
Depreciation and amortization	15.9	17.7	31.8	35.3
Expenses	75.2	72.4	146.0	138.9
Operating Income	$49.7	$30.1	$101.5	$60.1
Operating Statistics
Lakehead system:
United States(1)	1,186	1,052	1,173	1,031
Province of Ontario(1)	296	277	322	302
Total deliveries(1)	1,482	1,329	1,495	1,333
Barrel miles (billions)	94	84	194	167
Average haul (miles)	699	692	719	691
Mid-Continent system deliveries(1)	260	226	248	208
North Dakota system deliveries(1)	92	89	91	89

(1)       Average barrels per day (“Bpd”) in thousands.

Three months ended June 30, 2006 compared with three months ended June 30, 2005

Our Liquids segment accounted for $49.7 million of operating income during the three months ended June 30, 2006, representing a $19.6 million increase over the same period in 2005. The favorable results of our Liquids segment assets reflect continuing growth in our transportation volumes while actively managing the costs of our services. The majority of this increase relates to significantly improved results on our Lakehead system, followed by growth on our Mid-Continent and North Dakota systems.

Operating revenues of our Liquids segment assets increased $22.4 million to $124.9 million for the second quarter of 2006 as compared with the $102.5 million earned in the second quarter of 2005. As indicated in the table above, total delivery volumes of our Liquids segment averaged 1.834 million Bpd in the second quarter of 2006, representing a 190,000 Bpd increase from the 1.644 million Bpd delivered in the same period of 2005. This accounted for an increase in operating revenues of approximately $10.8 million. The increases in deliveries on our Liquids systems have resulted from the following:

1.                Increased crude oil production in Western Canada primarily from the following sources contributed to greater deliveries on our Lakehead system:

•        Suncor, an oil sands producer in Alberta, Canada, experienced a fire at its upgrader site on January 4, 2005, which affected production for the majority of 2005. In late September 2005, Suncor announced that repairs to its upgrader site and an expansion were completed. Suncor’s production levels have increased since that time.

•        Conventional heavy crude oil and bitumen production have increased as existing and new facilities add to capacity. Also, bitumen production was higher during the second quarter of 2006, as the nature of the cyclical steaming process used to extract it from the ground can cause production timing differences during the year.

2.                Deliveries on our Mid-Continent system began increasing during the second quarter 2006 as a result of greater demand for crude oil by Midwest refineries from suppliers in the Gulf Coast region. Seasonal consumer demand for gasoline supplies requires these refineries to run at or near capacity during the summer months to prevent supply shortages. Additionally, refinery procurement patterns have shifted in favor of our Mid-Continent system to alleviate pipeline constraints resulting from the increased demand for crude oil. As a result, deliveries on our Mid-Continent system increased 15 percent to 260,000 Bpd in the second quarter of 2006 from the 226,000 Bpd delivered in the second quarter of 2005. We expect this condition to continue into the fourth quarter of 2006.

Contributing to the revenue growth of our Liquids segment are the increases in the average tariffs on all three of our Liquids systems which resulted in higher operating revenue during the second quarter of 2006 of approximately $8.0 million. These tariff increases were mostly the result of the annual index rate increase of approximately 3.63% allowed by the Federal Energy Regulatory Commission (“FERC”) effective July 1, 2005, on our base system tariffs. On our Lakehead system, new tariffs also went into effect on April 1, 2006 for an adjustment on the Terrace expansion program surcharge due to lower than expected volumes moving on the Lakehead system, and new facilities in service, which were not in effect during the second quarter of 2005.

Operating and administrative expenses for the Liquids segment decreased $2.4 million for the second quarter of 2006, compared with the same period in 2005. The decrease is primarily driven by lower oil measurement losses and property taxes, partially offset by higher workforce related costs and a provision for obsolete materials.

Oil measurement gains and losses occur as part of the normal operating conditions associated with our Liquids pipelines. The three types of oil measurement gains and losses include:

•       physical, which occur through evaporation, shrinkage, differences in measurement between receipt and delivery locations and other operational incidents;

•       degradation, which results in the pipelines from mixing at the interface between higher quality light crude oil and lower quality heavy crude oil; and

•       revaluation, which are a function of crude oil prices, the level of the carrier’s inventory and the inventory positions of customers.

During the fourth quarter of 2005, we identified certain operating conditions on connected third-party systems that were contributing to higher levels of physical losses on our Lakehead system. Improvements to oil measurement processes have resulted in lower physical losses during the second quarter of 2006. We expect these improvements to have a continuing positive impact on our oil measurement losses going forward. We estimate that total oil measurement losses for 2006 will be approximately $5 million, compared with $18 million in 2005, assuming crude oil prices remain comparable to 2005 levels.

Power costs increased $7.0 million in the second quarter of 2006, compared with the same period in 2005, primarily due to the higher volumes transported on our Lakehead and Mid-Continent systems, in addition to the higher millrates charged by our power suppliers. We have experienced a trend of increasing millrates from our power suppliers due to higher natural gas costs.

We completed a depreciation study of the Lakehead system in the first quarter of 2006 that resulted in extending the composite remaining service life of the system assets from 23 to 26 years. The effect of this change was a decrease to depreciation expense of approximately $3.0 million for the three months ended June 30, 2006. We expect the impact of the depreciation study to be a reduction of depreciation expense by approximately $11 million for the full year of 2006.

Six months ended June 30, 2006 compared with the six months ended June 30, 2005

Our Liquids segment accounted for $101.5 million of operating income during the six months ended June 30, 2006, representing a $41.4 million increase over the same period in 2005. The components comprising our operating income changed during the first six months of 2006 as compared with the first six months of 2005 for the same reasons as noted above in the three-month analysis.

Future Prospects Update for Liquids

Enbridge Inc. (“Enbridge”) and the Partnership continue to actively work with our customers to develop transportation options that will allow western Canadian crude oil access to new markets.

Partnership Projects

In 2005, the Partnership and Enbridge announced approval of the 400,000 Bpd Southern Access expansion project, which received endorsement from the Canadian Association of Petroleum Producers (“CAPP”), a trade association that represents a large majority of the Lakehead system’s customers. We are undertaking the U.S. portion of the expansion on our Lakehead System with the first stage to add approximately 44,000 Bpd of capacity in 2007 and up to an additional 146,000 Bpd by early 2008. The first stage includes a new pipeline between Superior and Delavan, Wisconsin, along with pump station enhancements upstream and downstream of this segment. The second stage of the expansion project will provide additional upstream pumping capacity and a new pipeline from Delavan to Flanagan, Illinois, with completion expected in early 2009. Completion of the total Southern Access expansion project will create a 454-mile pipeline with approximately 400,000 Bpd of incremental capacity on our Lakehead System.

On March 16, 2006, the Federal Energy Regulatory Commission (“FERC”) approved an Offer of Settlement with respect to tariff principles for the Southern Access expansion, which were negotiated with CAPP. In July 2006, the Partnership obtained support from its shippers and CAPP to increase the diameter of the new pipeline segments of the project from 36 inches, to which the previously negotiated tariff principles apply, up to 42 inches. The incremental capital cost of the larger diameter pipe is currently estimated at approximately $157 million, bringing the total estimated cost of the Partnership’s portion of the project to approximately $1.3 billion. The larger diameter will not provide increased capacity in the near term but does increase the ultimate capacity of the line from 800,000 Bpd to 1,200,000 Bpd with only minor expenditures for additional pumping. This places the Partnership in a favorable position to secure future expansion opportunities for the Lakehead system. The Partnership will defer any return on the incremental capital until the additional capacity is required by shippers (see discussion of Alberta Clipper project below). In the interim, shippers will absorb all the incremental operating costs of the larger diameter line but will benefit from reduced power costs at higher throughput levels. Fieldwork has commenced on the project and pipe has been ordered to ensure full completion in early 2009.

Based on forecasts of oil sands production growth prepared by Enbridge, and also by CAPP, the Partnership believes that there will be a need for additional export pipeline capacity out of Western Canada over and above projects which have already received shipper support. Based on this analysis, and interest expressed by shippers, Enbridge and the Partnership are planning to develop the Alberta Clipper project. This project will involve construction of a 36-inch diameter heavy crude line from Hardisty, Alberta to Superior, Wisconsin in conjunction with additional pumping power applied to the new

42-inch pipe from Superior to Flanagan, at a total cost of approximately $1.8 billion in 2006 dollars, excluding the approximate cost of $157 million to “prebuild” Southern Access to 42 inches as discussed above. The Partnership’s share of this cost is estimated at approximately $700 million.

Alberta Clipper was originally planned to be a contract carrier pipeline based on interest expressed by selected shippers in providing throughput commitments in return for assured access to capacity. Based on discussions with a broader group of shippers the preference is for Alberta Clipper to be a common carrier line fully integrated with the Enbridge/ Lakehead mainline systems for tolling purposes, provided that it can be developed on a timely basis. Depending on the timing of other export capacity projects, Alberta Clipper could be required to be in service between 2009 and 2011. To maintain the option to achieve an in-service date in the fourth quarter of 2009, Enbridge and the Partnership will seek to reach agreement with shippers on the project terms in time to permit filing of regulatory applications before the end of 2006.

Based on the support received from our customers, we expect to proceed with the previously announced North Dakota system expansion. This expansion will add approximately 30,000 Bpd of mainline throughput capacity and expand the system’s feeder segment at an estimated cost of $70 million. The expansion is supported by increasing crude oil production from the Williston Basin in Montana and North Dakota and is expected to be completed in the latter half of 2007.

The Partnership continues to experience strong interest from customers in securing access to long term contract storage capacity at its Cushing, Oklahoma terminal. During the second quarter commitments were obtained and construction activities were initiated for a further 1.7 million barrels of storage capacity at an expected cost of approximately $35 million. This will bring the total capacity of the terminal to approximately 16.9 million barrels of which approximately 1.5 million is required as operational tankage to support the Partnership’s Mid-Continent liquids pipeline systems, and the balance is available for contract.

Enbridge and Other Projects

During the first quarter of 2006, Enbridge completed the reversal of its Spearhead Pipeline that now flows from Chicago, Illinois to Cushing, Oklahoma, with a capacity of 125,000 Bpd. In March 2006, the first western Canadian crude oil was delivered through this system into the major oil hub at Cushing. We expect to benefit from the reversal of the Spearhead pipeline as western Canadian crude oil will be carried on our Lakehead system as far as Chicago, and then transferred to the Spearhead pipeline.

In April 2006, ExxonMobil announced it had completed the reversal of two of its crude oil pipelines allowing up to 66,000 Bpd of Canadian crude oil to flow from the U.S. Midwest to the U.S. Gulf Coast. The combined reversed pipeline is linked to our Lakehead system at Chicago via the Mustang Pipe Line Partners system to Patoka, Illinois. The Mustang Pipe Line Partners system is 30% owned by an affiliate of Enbridge. ExxonMobil has received firm commitments from Canadian shippers for an average of 50,000 Bpd of capacity on the lines from Patoka, to Nederland, Texas for the next five years. The connection of our Lakehead system with this new market should also support increased throughput on our Lakehead system; however, the reversed ExxonMobil system will also be capable of transporting western Canadian crude oil moved via other competing pipelines into the Patoka market.

In July 2006, Enbridge announced that it received support from shippers and CAPP for its 36-inch diameter Southern Access Extension pipeline from Flanagan, Illinois to Patoka, Illinois. The extension will broaden the reach of the Enbridge/Lakehead mainline system to incremental markets accessible from the Patoka hub. The project will be undertaken by Enbridge, however, it will benefit the Partnership through incremental volumes moving through the Lakehead system to reach this extension. The Southern Access Extension will be integrated with the Lakehead system for tolling purposes on a distance-based rolled-in basis, with no toll impact on the Lakehead system revenue. Enbridge plans to file the tolling methodology with the FERC during the third quarter.

In July 2006, Enbridge announced a successful open season on its Southern Lights diluent pipeline from Chicago, Illinois to Edmonton, Alberta. The Southern Lights pipeline responds to interest from a number of western Canadian producers to increase the availability of diluent in Alberta. Diluent is required to transport the heavy oil and bitumen being produced in increasing volumes from the Alberta oil sands. The project will require approval of the Board of Directors of Enbridge Energy Management, L.L.C. (“Enbridge Management”) for exchange of a 156-mile section of pipeline we own for a similar section of a new pipeline to be constructed as part of the project. We expect to benefit from increased heavy crude shipments, which will be facilitated by the diluent line. In addition, this project involves a reconfiguration of the Partnership’s light crude mainline system which will provide an additional 30,000 to 50,000 Bpd of effective capacity at no cost to us. Once this capacity is utilized it will generate additional transportation revenue for us.

Shippers have indicated interest to Enbridge in development of additional pipeline capacity to transport Canadian crude oil to the U.S. Gulf Coast, including the potential for a direct line from Alberta to the Gulf Coast. Enbridge is examining a number of alternatives to respond to this interest, including alternatives that would extend off our Lakehead system, utilizing either existing pipelines which could be connected and reversed, or newly constructed extensions. These alternatives would complement our Lakehead system and support its expansion. Enbridge has indicated that a direct line would require a minimum of 400,000 Bpd of throughput commitments to be economic, and could not be in service before 2011. A direct line, if developed by Enbridge or any other party, would compete with our Lakehead system.

Natural Gas

The following tables set forth the operating results of our Natural Gas segment assets and average daily volumes of our major systems in MMBtu/d for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited; in millions)
Operating Results
Operating revenues	$673.5	$461.3	$1,544.5	$946.9
Cost of natural gas	566.9	379.5	1,340.4	786.0
Operating and administrative	50.0	40.9	93.7	82.0
Depreciation and amortization	17.9	16.2	34.5	31.8
Operating expenses	634.8	436.6	1,468.6	899.8
Operating Income	$38.7	$24.7	$75.9	$47.1
Operating Statistics (MMBtu/d)
East Texas(1)	1,012,000	833,000	966,000	810,000
Anadarko	568,000	478,000	565,000	465,000
North Texas	283,000	260,000	281,000	262,000
South Texas(1)	—	34,000	—	36,000
UTOS	188,000	191,000	193,000	194,000
MidLa	131,000	107,000	107,000	106,000
AlaTenn	34,000	53,000	44,000	68,000
KPC	27,000	19,000	37,000	39,000
Bamagas	83,000	9,000	60,000	11,000
Other major intrastates	153,000	209,000	155,000	215,000
Total	2,479,000	2,193,000	2,408,000	2,206,000

(1)        We sold the South Texas assets and a sour gas system in East Texas in December 2005, which had a combined average daily volume for the three and six months ended June 30, 2005 of approximately 50,000 and 56,000 MMBtu/d, respectively.

Three months ended June 30, 2006 compared with three months ended June 30, 2005

Our Natural Gas segment produced $38.7 million of operating income in the second quarter of 2006, an increase of $14.0 million from the $24.7 million of operating income generated in the corresponding period of 2005. The increase in operating income is primarily attributable to favorable commodity prices which contributed to higher revenue generated by our processing assets in excess of the cost we incur for natural gas. Additionally, operating income was higher due to volume increases on each of our major systems resulting from additional wellhead supply contracts and the expansion of our transportation and processing capacity.

Average daily volumes on our major natural gas systems were up 13% in the second quarter of 2006, compared with the corresponding period in 2005. We have continued to experience volume growth in the basins served by our natural gas assets as a result of additional wellhead supply contracts, predominantly on our East Texas, North Texas and Anadarko systems. Drilling activity continues to increase in the Anadarko Basin, Bossier Trend and Barnett Shale areas served by our systems. Also contributing to the increase in volumes is an 80-mile pipeline we acquired in April 2006 that is complimentary to our existing East Texas system and provided approximately 80,000 MMBtu/d of incremental volume. Additionally, completion of the East Texas expansion project in late June 2005 contributed to the growth in volumes for the three months ended June 30, 2006. We expect increasing volumes on our major natural gas systems to result from our continuing investments to expand the capacity of our systems.

Unique circumstances during the second quarter of 2006, resulting from instability in the crude oil market created an operating environment whereby NGL prices, which tend to move in correlation with crude oil prices, were trending higher while natural gas prices were declining. As a result of this pricing environment, the revenue generated by our processing assets less the cost of natural gas purchased for processing was greater than the amounts we realized in the comparable period of 2005. A variable element of the Natural Gas segment’s operating income is derived from keep-whole processing of natural gas. Operating income derived from our keep-whole processing for the three months ended June 30, 2006, was approximately $17.4 million compared with $6.4 million for the same period in 2005. We anticipate the operating results of our processing activities to remain favorable to the extent natural gas prices remain low relative to NGL and crude oil prices.

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

Operating income of our Natural Gas segment for the second quarter of 2006 includes unrealized non-cash, mark-to-market net losses of $3.7 million, including $0.1 million of losses due to ineffectiveness. In the second quarter of 2005, our operating income was reduced by $4.7 million of unrealized, non-cash, market-to-market losses that we incurred. The non-cash mark-to-market losses in 2006 are primarily derived from our derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133. We expect the net mark-to-market gains and losses to be offset when the related physical transactions are settled (refer also to the discussions included in Note 4 of Item 1. Financial Statements, above and below under Derivative Activities, and Item 3. Quantitative and Qualitative Disclosures About Market Risk).

The positive growth in our natural gas and NGL gathering, processing and transportation volumes for the second quarter of 2006 was partially offset by increases in operating costs that are mostly variable with volumes. The increase in operating and administrative costs is attributable to the continuing growth and expansion of our natural gas systems. As a result of the increase in volumes and the physical growth of our major systems, we have experienced an increase in workforce related costs associated with the operation of these assets. Workforce related costs have also increased as a result of the expansion projects we are constructing to extend the service capability of our existing systems. Additionally, repair and maintenance costs were higher due to work performed during the quarter, including compressor and pump repairs.

We expect workforce related costs to continue increasing as a result of the large number of pipeline expansions being performed in our industry that are causing competitive constraints across the United States. Our ability to attract and retain the resources necessary to complete our expansion projects may be affected by these constraints in the future causing additional increases in workforce related cost during the remainder of 2006.

Six months ended June 30, 2006 compared with six months ended June 30, 2005

Our Natural Gas segment produced $75.9 million of operating income in the first six months of 2006, an increase of $28.8 million from the $47.1 million of operating income generated in the corresponding period of 2005.

Average daily volumes on our major natural gas systems increased 9.2%, or approximately 202,000 MMBtu/d, for the six months ended June 30, 2006, compared with the corresponding period in 2005. The increase in volumes is consistent with the reasons cited above in our three-month analysis.

As previously noted under our three-month analysis, a portion of our Natural Gas segment’s operating income is derived from processing of natural gas under keep-whole arrangements. Operating income derived from our keep-whole processing increased to approximately $27.6 million for the six months ended June 30, 2006, compared with $10.5 million for the same period in 2005 for the same reasons discussed above in our three-month analysis.

Operating income of our Natural Gas segment for the first six months of 2006 includes non-cash, mark-to-market net losses of $1.9 million, including $0.1 million of losses due to ineffectiveness. In the first six months of 2005, our operating income was reduced by the $13.1 million of non-cash, market-to-market losses that we incurred, including $2.0 million of losses due to ineffectiveness. The non-cash mark-to-market net losses in 2006 are primarily derived from our derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 as discussed above under our three-month analysis (refer also to the discussions included in Note 4 of Item 1. Financial Statements, below under Derivative Activities, and Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Operating and administrative costs associated with our Natural Gas segment were $11.7 million greater for the six months ended June 30, 2006, than for the same period in 2005. The increase in operating and administrative costs of our Natural Gas segment is for the same reasons discussed above in our three-month analysis.

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

Results of our natural gas gathering and processing business depend upon the drilling activities of natural gas producers in the areas we serve. During the first six months of 2006, increased drilling in the areas where our gathering systems are located has continued to contribute to our volume growth. We expect the growth trend in these areas to continue in the future as indicated by third-party production forecasts and the robust drilling rig counts in the areas served by our systems.

In the first six months of 2006, we completed an expansion of our existing Zybach processing facility to a capacity of 150 million cubic feet per day, or MMcf/d, of natural gas from the initial capacity of approximately 105 MMcf/d when we placed the plant in service in April 2005. We are continuing to make progress in constructing additional processing capacity and field compression to accommodate the volume growth on the Anadarko system. We expect to place the additional processing capacity and field compression in service in early 2007.

In the East Texas region, we initiated construction on several projects in the first six months of 2006 to increase our gathering and treating infrastructure and market access capability. These projects continue to progress according to schedule and include:

•       A 36-inch diameter intrastate pipeline from Bethel, Texas to Orange County, Texas with capacity of approximately 700 MMcf/d, to be completed in stages throughout 2007. The new line will provide service to a number of major industrial and power companies in Southeast Texas and will cross a number of interstate pipelines.

•       A 200 MMcf/d treating facility to be built near Marquez, Texas will be connected to the 36-inch diameter intrastate pipeline via a new 24-inch diameter pipeline, to be completed in early 2007.

•       A number of upstream facilities, including gathering pipelines to tie existing facilities into the new intrastate pipeline, will also be completed in early 2007.

When fully operational in late 2007, the new assets will be an additional source of stable cash flow for us. We continue to evaluate other projects that could further integrate our major Texas-centered pipeline systems.

Although these projects continue to progress according to schedule, we expect the costs associated with completing the intrastate pipeline from Bethel, Texas to Orange County, Texas will exceed our initial estimates. Increased labor and construction costs are the primary factors contributing to the additional cost. We currently anticipate the expansion project will cost approximately $610 million.

In the third quarter of 2006 we expect that the link between our North Texas and East Texas systems will be fully operational. The completion of this connection will increase the utilization of the 500 MMcf/d intrastate pipeline we placed in service in June 2005 on our East Texas system by providing customers of our North Texas system with additional market access.

In the third quarter we also anticipate completing the construction of the Henderson natural gas processing facility on our East Texas system with a capacity of 125 MMcf/d. We expect the addition of this processing facility to contribute to the favorable return we are experiencing on our other processing assets.

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

Marketing

The following table sets forth the operating results for the Marketing segment assets for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited; in millions)
Operating revenues	$626.3	$768.9	$1,521.3	$1,436.9
Cost of natural gas	618.7	770.9	1,492.9	1,436.6
Operating and administrative	1.5	0.9	2.6	1.7
Depreciation and amortization	0.1	0.2	0.2	0.3
Expenses	620.3	772.0	1,495.7	1,438.6
Operating Income (loss)	$6.0	$(3.1)	$25.6	$(1.7)

Three months ended June 30, 2006 compared with three months ended June 30, 2005

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

In the second quarter of 2006, the operating income of our Marketing segment increased $9.1 million to $6.0 million, from a loss of $3.1 million for the corresponding period in 2005. Included in operating income for the second quarter of 2006 are unrealized, non-cash, mark-to-market gains of approximately $5.4 million as compared with unrealized mark-to-market losses of $5.1 million for the comparable period in 2005 associated with derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133. In the second quarter of 2005, we recognized approximately $9.0 million of losses for the discontinuance of hedge accounting for derivative financial instruments associated with forecasted transactions that we determined were not probable of occurring (refer also to the discussion included below under Derivative Activities, Note 4 of Item 1. Financial Statements, and Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Partially offsetting the mark-to-market gains is a non-cash charge of $1.7 million to adjust the cost basis of our natural gas inventory to fair market value at June 30, 2006. Natural gas prices as published by Gas Daily for Henry Hub were approximately $6.99 per million British thermal units, or MMBtu, at March 31, 2006, which had declined to $6.09 per MMBtu at June 30, 2006. As a result of this near-term decline in the price of natural gas at our storage locations from March 31, 2006 to June 30, 2006, the weighted average cost of our natural gas inventory at June 30, 2006, exceeded the market price of natural gas by approximately $1.7 million. As a result of this decline, we reduced the cost basis of our inventory to fair market value at June 30, 2006 by recording a non-cash charge for $1.7 million. Due to our hedging structures, we expect that a majority of this charge will be offset by future financial and physical transactions that will settle at the time the natural gas inventory is sold.

Six months ended June 30, 2006 compared with six months ended June 30, 2005

In the first six months of 2006, the operating income of our Marketing segment increased $27.3 million to $25.6 million, from a loss of $1.7 million for the corresponding period in 2005. Included in operating income for the first six months of 2006 are unrealized, non-cash, mark-to-market gains of approximately $31.3 million associated with derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133, as compared with unrealized mark-to-market losses of $3.7 million for the comparable period in 2005. These mark-to-market gains are primarily driven by the decline in natural gas prices since December 31, 2005, as discussed above in our three-month analysis.

Partially offsetting the mark-to-market gains is a non-cash loss of $9.7 million attributable to reducing the cost basis of our natural gas inventory to fair market value. Natural gas prices as published by Gas Daily for Henry Hub were approximately $10.08 per MMBtu at December 31, 2005, which had declined to $6.09 per MMBtu at June 30, 2006. As a result of the decline in the price of natural gas from December 31, 2005 to June 30, 2006, we recorded charges totaling $9.7 million during the six months ended June 30, 2006 to reduce the cost basis of our inventory to fair market value. Due to our hedging structures, we expect that a majority of these charges will be offset by future financial transactions that will settle at the time the natural gas inventory is sold.

Corporate

Interest expense was $27.6 million and $55.5 million for the three and six months ended June 30, 2006, respectively, compared with $25.6 million and $51.2 million for the corresponding period in 2005. The increase is the result of higher debt balances and weighted average interest rates, partially offset by interest capitalized on our construction projects. Our weighted average rates of interest were approximately 5.86% and 6.08% during the three and six months ended June 30, 2006, respectively, compared with approximately 5.72% and 5.86% during the corresponding periods in 2005.

Included in other income for the three and six months ended June 30, 2006, is $4.5 million that we received as settlement for an insurance claim that we filed in connection with an interruption to the operations of our Lakehead system resulting from a fire that occurred at Suncor’s upgrader site in January 2005.

The Partnership is not a taxable entity for U.S. federal income tax purposes and historically has not been a taxable entity for state income tax purposes. Federal and state income taxes on partnership taxable income were both borne directly by the unitholders with no entity level tax on the Partnership. In May 2006, the State of Texas enacted substantial changes to its tax structure beginning in 2007 by imposing a new tax based upon modified gross revenue referred to as the “Margin Tax.”  We determined the “Margin Tax” to be an income tax as defined under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Our initial accounting for the enactment of this income tax did not materially affect our results of operation, financial condition or cash flows.

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

During 2005, we shifted our business strategy to an emphasis on developing and expanding our existing Liquids and Natural Gas businesses with less focus on acquisitions. The internal growth projects we have planned for our Natural Gas business (see Natural Gas segment—Future Prospects), coupled with the Southern Access expansion on our Lakehead system (see Liquids segment—Future Prospects), will require significant expenditures of capital over the next several years. We expect to fund these expenditures from a balanced combination of additional issuances of partnership capital and long-term debt. Our planned internal growth projects will require us to bear the cost of constructing these new assets before we will begin to realize a return on them. While these major projects are under construction, our ability to increase distributions is likely to be limited.

Capital Resources

Available Credit

A significant source of our liquidity is provided by the commercial paper market. We have a $600 million commercial paper program supported by our long-term Credit Facility which we access primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions, at rates that are generally lower than the rates available under our Credit Facility. Under the terms of our commercial paper program, we may issue up to $600 million of commercial paper. However, the amount of commercial paper we may issue is reduced by any balance of outstanding letters of credit in excess of $400 million. At June 30, 2006, we had $600 million in principal amount of commercial paper outstanding and are currently at the capacity available to us under our commercial paper program. We expect to extend the capacity of our commercial paper program to approximately $1 billion, which extension will be subject to receipt of satisfactory credit ratings from the major credit rating agencies.

Our Credit Facility also provides us with another significant source of liquidity. In March 2006, we obtained an increase from $800 million to $1 billion in the aggregate commitment available to us under the terms of our Credit Facility. The amounts we may borrow under the terms of our Credit Facility are reduced by the principal amount of our commercial paper issuances and the balance of our letters of credit outstanding. At June 30, 2006 we had $10 million outstanding under our Credit Facility and letters of credit totaling $104.8 million. At June 30, 2006, we could borrow $285.2 million under the terms of our Credit Facility after reducing the $1 billion commitment amount by the principal balance of commercial paper we have outstanding. We expect to extend the capacity of our Credit Facility to approximately $1.5 billion in the near term, subject to approval of the lenders that are party to our Credit Facility.

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

We categorize our capital expenditures as either core maintenance or enhancement expenditures. Core maintenance expenditures are those expenditures that are necessary to maintain the service capability of our existing assets and include the replacement of system components and equipment which is worn, obsolete or completing its useful life. Enhancement expenditures improve the service capability of our existing assets, extend asset useful lives, increase capacities from existing levels, reduce costs or enhance revenues, and enable us to respond to governmental regulations and developing industry standards. We made capital expenditures of approximately $285.2 million, including $24 million on core maintenance activities, during the six months ended June 30, 2006.

For the full year of 2006, we anticipate our capital expenditures to approximate the following (in millions):

System enhancements	$390
Core maintenance activities	55
Southern Access expansion	155
East Texas expansion	340
$940

We continue to expect our ongoing capital expenditures to be significant over the next three years due to the East Texas expansion and Southern Access expansion projects. Our outlays for capital expenditures may increase as a result of the number of pipeline expansion projects being conducted in the United States and the resulting demand these projects create for skilled labor and supply resources. Our ability to attract the resources necessary to complete our expansion projects may be negatively affected by the heavy demand for these resources.

We anticipate funding our system enhancement capital expenditures temporarily through the issuance of commercial paper and borrowing under the terms of our Credit Facility, with permanent debt and equity funding being obtained when appropriate. Core maintenance expenditures are expected to be funded by operating cash flows.

Our Southern Access and East Texas expansion projects have strong support from our customers, and upon completion each project is expected to have stable cash flows. Although, we have received indications that these projects can be readily financed, we intend to structure the capacity of our Credit Facility to support temporary expansion of our commercial paper program which will be refinanced with permanent capital at key milestone dates for each project.

As of June 30, 2006, we have contractual commitments totaling $413.9 million for materials and services related to our organic growth projects. We anticipate settling these commitments during the remainder of 2006; however, we expect to make additional commitments as our capital projects continue to progress.

We also expect to incur continuing annual capital and operating expenditures for pipeline integrity measures to ensure both regulatory compliance and to maintain the overall integrity of our pipeline systems. Expenditure levels have continued to increase as pipelines age and require higher levels of inspection or maintenance; however, these are consistent with industry trends.

Acquisitions

We continue to assess various acquisition and expansion opportunities to grow our business. However, the market for acquiring energy transportation assets remains competitive. While we remain committed to making accretive acquisitions in or near areas where we already operate or have a competitive advantage, we will focus our efforts on development of our existing pipeline systems. Additionally, we may pursue opportunities to divest any non-strategic assets as conditions warrant.

We expect that the funds needed to achieve growth through acquisitions will be obtained through issuances of commercial paper, term debt and additional partnership interests.

Derivative Activities

We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the volatility of our cash flows and manage the risks associated with market fluctuations in commodity prices. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability or anticipated transaction and are not entered into with the objective of speculating on commodity prices.

The following table provides summarized information about the timing and expected settlement amounts of our outstanding commodity derivative financial instruments at June 30, 2006 for each of the indicated calendar years:

	Notional	2006	2007	2008	2009	2010	2011	2012
	($ in millions)
Swaps
Natural gas(1)	384,363,463	$(26.5)	$(51.6)	$(43.0)	$(33.5)	$(26.8)	$(21.8)	$(5.4)
NGL(2)	9,331,076	(30.2)	(40.6)	(12.6)	(5.6)	(1.9)	—	—
Crude(2)	1,162,074	(6.3)	(12.4)	(8.6)	(2.4)	(0.8)	—	—
Options—calls
Natural gas(1)	2,010,000	(0.5)	(1.7)	(1.5)	(1.3)	(1.2)	(1.0)	—
Options—puts
Natural gas(1)	2,010,000	—	—	—	—	—	0.1	—
Totals		$(63.5)	$(106.3)	$(65.7)	$(42.8)	$(30.7)	$(22.7)	$(5.4)

(1)        Notional amounts for natural gas are recorded in MMBtu.

(2)                Notional amounts for NGL and Crude are recorded in Bbl.

Operating Activities

Net cash provided by our operating activities for the six months ended June 30, 2006 was $167.0 million, an increase of $43.3 million over the $123.7 million we generated for the same period in 2005. The improved operating cash flow is primarily attributable to income contributions from our natural gas processing assets and increased deliveries on our Lakehead system, as well as the general timing differences in the collection on and payment of our current and related party accounts.

Investing Activities

We used $44.1 million less in our investing activities during the six months ended June 30, 2006 compared with the same period in 2005. This decrease is primarily attributable a decrease in expenditures made during the first six months of 2006 for acquisitions than we made during the first six months of 2005 as a result of our shift in strategy to more internal growth projects. The decrease in expenditures for acquisitions was partially offset by the approximate $110.5 million increase in our investments in property, plant and equipment during the first six months of 2006 over the amount spent during the same period of 2005. The increase in our capital expenditures in the second quarter of 2006 is directly attributable to our previously announced expansion projects.

Financing Activities

Net cash provided by our financing activities during the six months ended June 30, 2006 was $145.9 million, compared with $238.0 million for the corresponding period in 2005. During the first six months of 2006 we did not issue any additional units, whereas in the first six months of 2005 we raised $127.5 million from unit issuances. During the first six months of 2006 we had net commercial paper issuances of $269.1 million, which include gross issuances of $1,648.9 million and gross repayments of $1,379.8 million. We also borrowed $10 million during the first six months of 2006 under the terms of our Credit Facility and repaid $20 million in principal amount of an affiliate loan. During the first six months of 2005, we repaid $175 million, net of borrowings, under the terms of our Credit Facility, including borrowings and repayments of $565 million representing net non-cash settlements with the parties to our Credit Facility. Distributions to our partners were higher in the first six months of 2006 due to an increase in the weighted average number of units outstanding in relation to the six months of 2005 and the related increase in the general partner incentive distributions resulting from the larger number of units outstanding.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

Distribution to Partners

On July 28, 2006, the Board of Directors of Enbridge Management declared a distribution payable to our partners on August 14, 2006. The distribution will be paid to unitholders of record as of August 4, 2006, of our available cash of $68.1 million at June 30, 2006, or $0.925 per common unit. Of this distribution, $56.6 million will be paid in cash, $11.3 million will be distributed in i-units to our i-unitholder and $0.2 million will be retained from the General Partner in respect of this i-unit distribution.

REGULATORY MATTERS

FERC Transportation Tariffs-Liquids

Beginning July 1, 2005, we increased our rates for transportation on our Lakehead, North Dakota and Ozark systems in compliance with the indexed rate ceilings allowed by the Federal Energy Regulatory Commision, or FERC. In March 2006, the FERC established a new oil pipeline pricing index for a five-year period ending July 2011. The index is used to establish rate ceiling levels for oil pipeline rate changes. The FERC determined that the Producer Price Index for Finished Goods plus 1.3 percent (PPI+1.3 percent) should be the oil pricing index for the five year period beginning July 1, 2006. For our Lakehead system indexing only applies to our base rates and not the SEP II, Terrace and Facilities surcharges. On our Lakehead system, we increased our rates by an average of 3.0 percent, which is less than the amount allowed under the index. On our Lakehead system, the new rate for heavy crude movements from the International Boarder near Neche, North Dakota to Chicago, Illinois is $0.919 per barrel, which reflects an approximate $0.021 per barrel increase over rates filed effective April 1, 2006. In addition to the rates on our Lakehead system, we increased the transportation rates by an average of approximately 6.1 percent on our North Dakota and Ozark systems.

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

Our net income and cash flows are subject to volatility stemming from changes in commodity prices of natural gas, NGLs, condensate and fractionation margins (the relative price differential between NGL sales and offsetting natural gas purchases). This market price exposure exists within our Natural Gas and Marketing segments. To mitigate the volatility of our cash flows, we use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in commodity prices. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices.

The following tables provide information about our derivative financial instruments at June 30, 2006 and December 31, 2005, with respect to our commodity price risk management activities for natural gas and NGLs, including crude oil:

	At June 30, 2006						At December 31, 2005
			Wtd Avg Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
Contracts maturing in 2006
Swaps
Receive variable/pay fixed	Natural gas	72,335,726	$6.22	$7.10	$11.5	$(74.6)	$380.6	$(11.7)
Receive fixed/pay variable	Natural gas	74,238,411	7.04	6.53	69.1	(31.3)	14.5	(467.8)
	NGL	2,570,388	36.47	48.44	0.2	(30.4)	—	(29.7)
	Crude oil	203,320	44.18	75.54	—	(6.3)	0.2	(7.8)
Receive variable/pay variable	Natural gas	24,685,773	5.74	5.79	1.7	(2.9)	5.2	(5.2)
Options
Calls (written)	Natural gas	184,000	7.17	4.31	—	(0.5)	—	(2.0)
Puts	Natural gas	184,000	7.17	3.40	—	—	—	—
Contracts maturing in 2007
Swaps
Receive variable/pay fixed	Natural gas	58,447,507	8.48	7.55	64.1	(12.5)	112.0	(1.0)
Receive fixed/pay variable	Natural gas	63,874,041	7.29	9.00	10.5	(114.2)	0.5	(170.0)
	NGL	3,428,810	33.38	45.93	0.6	(41.2)	—	(22.5)
	Crude oil	388,680	42.05	76.00	—	(12.4)	—	(7.9)
Receive variable/pay variable	Natural gas	7,594,666	8.92	8.85	1.1	(0.6)	0.7	(0.1)
Options
Calls (written)	Natural gas	365,000	9.18	4.31	—	(1.7)	—	(2.0)
Puts	Natural gas	365,000	9.18	3.40	—	—	—	—

	At June 30, 2006						At December 31, 2005
			Wtd Avg Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
Contracts maturing in 2008
Swaps
Receive variable/pay fixed	Natural gas	14,805,941	8.60	7.30	20.0	(2.4)	18.5	—
Receive fixed/pay variable	Natural gas	22,654,508	6.09	9.08	0.8	(62.0)	—	(66.3)
	NGL	1,607,253	37.25	46.02	—	(12.6)	—	(7.2)
	Crude oil	323,699	44.18	73.81	—	(8.6)	—	(5.2)
Receive variable/pay variable	Natural gas	4,204,000	8.94	8.78	0.7	(0.1)	1.0	—
Options
Calls (written)	Natural gas	366,000	8.92	4.31	—	(1.5)	—	(1.7)
Puts	Natural gas	366,000	8.92	3.40	—	—	—	—
Contracts maturing in 2009
Swaps
Receive variable/pay fixed	Natural gas	4,557,390	7.98	7.21	4.7	(1.8)	—	—
Receive fixed/pay variable	Natural gas	12,227,500	4.93	8.45	0.1	(36.6)	—	(34.5)
	NGL	1,407,075	41.05	45.75	—	(5.6)	—	(0.6)
	Crude oil	155,125	53.13	71.81	—	(2.4)	—	(1.0)
Receive variable/pay variable	Natural gas	4,197,500	8.03	8.00	0.1	—	1.1	—
Options
Calls (written)	Natural gas	365,000	8.45	4.31	—	(1.3)	—	(1.4)
Puts	Natural gas	365,000	8.45	3.40	—	—	—	—
Contracts maturing in 2010
Swaps
Receive variable/pay fixed	Natural gas	730,000	8.04	3.57	2.6	—	—	—
Receive fixed/pay variable	Natural gas	9,490,000	4.11	7.97	0.1	(29.5)	0.1	(25.9)
	NGL	317,550	30.60	38.19	—	(1.9)	—	(0.4)
	Crude oil	91,250	59.00	70.23	—	(0.8)	—	(0.1)
Options
Calls (written)	Natural gas	365,000	8.04	4.31	—	(1.2)	—	(1.1)
Puts	Natural gas	365,000	8.04	3.40	—	—	—	—
Contracts maturing after 2010
Swaps
Receive variable/pay fixed	Natural gas	912,000	7.98	3.57	3.0	—	—	—
Receive fixed/pay variable	Natural gas	9,408,500	3.62	7.89	—	(30.2)	—	(26.1)
Options
Calls (written)	Natural gas	365,000	7.62	4.31	—	(1.0)	—	(0.9)
Puts	Natural gas	365,000	7.62	3.40	0.1	—	—	—

(1)     Volumes of Natural gas are measured in MMBtu, whereas volumes of NGL and Crude are measured in Barrels, or Bbl.

(2)             Weighted average prices received and paid are in $/MMBtu for Natural gas and in $/Bbl for NGL and Crude.

(3)             The fair value is determined based on quoted market prices at June 30, 2006 and December 31, 2005, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars.

Accounting Treatment

All derivative financial instruments are recorded in the consolidated financial statements at fair market value and are adjusted each period for changes in the fair market value (“mark-to-market”). The fair market value of these derivative financial instruments reflects the estimated amounts that we would pay or receive, other than in a forced or liquidation sale, to terminate or close the contracts at the reporting date, taking into account the current unrealized losses or gains on open contracts. We use actively traded external market quotes and indices to value substantially all of the financial instruments we utilize.

Under the guidance of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Transactions and Hedging Activities (“SFAS No. 133”), if a derivative financial instrument does not qualify as a hedge or is not designated as a hedge, a change in the fair market value, both realized and unrealized, is recognized currently in our income statement as a derivative fair value gain (loss) and recorded in Cost of natural gas. Cash flow is only impacted to the extent the actual derivative contract is settled by making or receiving a payment to or from the counterparty or by making or receiving a payment for entering into a contract that exactly offsets the original derivative contract. Typically, we settle our derivative contracts when the physical transaction that underlies the derivative financial instrument occurs.

If a derivative financial instrument qualifies and is designated as a cash flow hedge, a hedge of a forecasted transaction or future cash flows, any unrealized mark-to-market gain or loss is deferred in Accumulated other comprehensive income (“OCI”), a component of Partners’ Capital, until the underlying hedged transaction occurs. To the extent that the hedge instrument is effective in offsetting the transaction being hedged, there is no impact to the income statement. At inception and on a quarterly basis, we formally assess whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Any ineffective portion of a cash flow hedge’s change in fair market value is recognized each period in earnings. Realized gains and losses on derivative financial instruments that are designated as hedges and qualify for hedge accounting are included in Cost of natural gas in the period the hedged transaction occurs. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued, remain in OCI until the underlying physical transaction occurs unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. Generally, our preference is for our derivative financial instruments to receive hedge accounting treatment whenever possible, to mitigate the non-cash earnings volatility that arises under mark-to-market accounting treatment. To qualify for cash flow hedge accounting, very specific requirements must be met in terms of hedge structure, hedge objective and hedge documentation.

Non-Qualified Hedges

Many of our derivative financial instruments qualify for hedge accounting treatment under the specific requirements of SFAS No. 133. However, we have four primary transaction types where the hedge structure does not meet the requirements to apply hedge accounting and, therefore, these financial instruments are considered ‘non-qualified’ under SFAS No. 133. These non-qualified derivative financial instruments must be adjusted to their fair market value, or marked-to-market, each period, with the increases and decreases in fair value recorded as increases and decreases in Cost of natural gas in our

Consolidated Statements of Income. These mark-to-market adjustments produce a degree of earnings volatility that can often be significant from period to period, but have no cash flow impact relative to changes in market prices. The cash flow impact occurs when the underlying physical transaction takes place in the future and an associated financial instrument contract settlement is made.

The four instances of non-qualified hedges are as follows:

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

2.                Storage—In our Marketing segment, when we use derivative financial instruments to hedge market spreads around our owned or contracted assets, such as our gas storage portfolio, the underlying forecasted transaction may or may not occur in the same period as originally forecast. This can occur because we have the flexibility to make changes in the underlying injection or withdrawal schedule, given changes in market conditions. Therefore, these transactions do not qualify for cash flow hedge accounting treatment under SFAS No. 133, since the occurrence of the transactions cannot be accurately forecast. Although these derivative financial instruments are associated with the underlying natural gas storage portfolio, the derivative financial instruments are often settled in periods that are different than the periods when the physical natural gas is purchased for storage or sold from storage. Because the physical natural gas is recorded at the lower of cost or market, timing differences can result when the derivative financial instrument is settled in a period that is different from when the physical natural gas is sold. As a result, derivative financial instruments associated with our natural gas storage activities can create volatility in our earnings.

3.                Natural Gas Collars—In our Natural Gas segment, we had previously entered into natural gas collars to hedge the sales price of natural gas. The natural gas collars were based on a NYMEX price, while the physical gas sales were based on a different index. To better align the index of the natural gas collars with the index of the underlying sales, we de-designated the original cash flow hedging relationship with the intent of contemporaneously re-designating the natural gas collars as hedges of forecasted physical natural gas sales with a NYMEX pricing index to better match the indices, which was a sound economic hedging strategy. However, because the fair value of these derivative instruments was a liability to us at re-designation, they are considered net written options under SFAS No. 133 and do not qualify for hedge accounting. These derivatives are being marked-to-market, with the changes in fair value from the date of de-designation recorded to earnings each period. As a result, our operating income will be subject to greater volatility due to movements in the prices of natural gas until the underlying long-term transactions are settled.

4.                Optional Natural Gas Processing Volumes—In our Natural Gas segment we use derivative financial instruments to hedge the prices of NGLs associated with some of the volumes produced from our natural gas processing activities. Our natural gas contracts allow us the option of processing natural gas when it is economical, and ceasing to do so when processing becomes uneconomic. We have entered into derivative financial instruments to fix the sales price of a portion of the NGLs that we produce at our discretion and to fix the related purchases of natural gas required for processing. Some of these derivatives do not qualify for hedge accounting under SFAS No. 133 because we are unable to forecast the NGLs to be processed that underlie the derivative since we have the option of processing or not processing as conditions warrant. As a result, our operating income will be subject to increased volatility due to movements in the prices of NGLs until the underlying long-term transactions are settled.

In each of the instances described above, the underlying physical purchase, storage and sale of natural gas and NGLs are accounted for on a historical cost basis rather than on the mark-to-market basis we utilize for the financial derivatives used to mitigate (hedge) the commodity price risk associated with our storage and transportation assets. This difference in accounting (i.e., the financial derivative is recorded at fair market values while the physical transaction is recorded at historical cost) can and has resulted in volatility in our reported net income, even though the economic margin is essentially unchanged from the date the transactions were consummated.

The following table presents the unrealized gains and losses associated with changes in the fair value of our commodity price derivatives, which are recorded as an element of Cost of natural gas in our Consolidated Statements of Income and disclosed as a reconciling item on our Statements of Cash Flows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Natural Gas segment
Ineffectiveness	$(0.1)	$(1.8)	$(0.1)	$(2.0)
Non-qualified hedges	(3.6)	(2.9)	(1.8)	(11.1)
Marketing
Non-qualified hedges	5.4	3.9	31.3	5.3
Discontinuance	—	(9.0)	—	(9.0)
Derivative fair value gains (losses)	$1.7	$(9.8)	$29.4	$(16.8)

We record the change in fair value of our highly effective cash flow hedges in OCI until the derivative financial instruments are settled, at which time they are reclassified to earnings. Also included in OCI are unrecognized losses of approximately $6.3 million associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated. These unrecognized losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings. For the three and six months ended June 30, 2006, we reclassified unrealized losses of $14.9 million and $39.7 million from OCI to Cost of natural gas on our Consolidated Statements of Income for the fair value of derivative financial instruments that were settled.

Our derivative financial instruments are included at their fair values in the Consolidated Statements of Financial Position as follows:

	June 30, 2006	December 31, 2005
	(in millions)
Other current assets	$4.6	$5.8
Other assets, net	8.5	4.2
Accounts payable and other	(123.0)	(129.2)
Other long-term liabilities	(219.9)	(243.0)
	$(329.8)	$(362.2)

The decrease in our obligation associated with derivative activities is primarily due to the decline in current and forward natural gas prices from December 31, 2005 to June 30, 2006. The Partnership’s portfolio of derivative financial instruments is largely comprised of long-term fixed price sales and purchase agreements.

We do not require collateral or other security from the counterparties to our derivative financial instruments, all of which were rated “BBB+” or better by the major credit rating agencies.

Item 4.                        Controls and Procedures

The Partnership and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required in our annual and quarterly reports under the Securities Exchange Act of 1934. Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. No changes in our internal control over financial reporting were made during the three months ended June 30, 2006, that would materially affect our internal control over financial reporting, nor were any corrective actions with respect to significant deficiencies or material weaknesses necessary subsequent to that date.

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

Our partnership agreement and the delegation of control agreement limit the fiduciary duties that Enbridge Management and our general partner owe to our unitholders and restrict the remedies available to our unitholders for actions taken by Enbridge Management and our general partner that might otherwise constitute a breach of a fiduciary duty.

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

3.1	Certificate of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement No. 33-43425).
3.2	Certificate of Amendment to Certificate of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.2 to the Partnership’s 2000 Form 10-K/A dated October 9, 2001).
3.3	Third Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 14, 2002).
4.1	Form of Certificate representing Class A Common Units (incorporated by reference to Exhibit 4.1 to the Partnership’s 2000 Form 10-K/A dated October 9, 2001).
10.1	Employment agreement between Mr. Letwin and Enbridge Inc. dated April 14, 2003 (incorporated by reference to our Current Report on Form 8-K dated May 3, 2006).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY PARTNERS, L.P.
(Registrant)
	By:	Enbridge Energy Management, L.L.C. as delegate of Enbridge Energy Company, Inc. as General Partner
Date: July 31, 2006	By:	/s/ STEPHEN J. J. LETWIN
Stephen J.J. Letwin
Managing Director
(Principal Executive Officer)
Date: July 31, 2006	By:	/s/ MARK A. MAKI
Mark A. Maki
Vice President, Finance
(Principal Financial Officer)