Form 10-Q
period 2010-03-31
ENBRIDGE ENERGY PARTNERS LP
filed 2010-04-29
CIK 880285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The registrant had 97,443,352 Class A common units outstanding as of April 28, 2010.

ENBRIDGE ENERGY PARTNERS, L.P.

In this report, unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean Enbridge Energy Partners, L.P. and its consolidated subsidiaries. We refer to our general partner, Enbridge Energy Company, Inc., as our “general partner.”

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “project,” “strategy,” “target,” “could,” “should” or “will” and similar words or statements, express or implied, suggesting future outcomes or statements regarding an outlook or the negative of those terms. Although we believe that these forward-looking statements are reasonable based on the information available on the dates these statements are made and processes used to prepare the information, these statements are not guarantees of future performance and readers are cautioned against placing undue reliance on these statements. By their nature, these statements involve a variety of assumptions, unknown risks, uncertainties, and other factors, which may cause actual results, levels of activity and performance to differ materially from those expressed or implied by these statements. Material assumptions may include: the expected supply and demand for crude oil, natural gas and natural gas liquids, or NGLs; prices of crude oil, natural gas and NGLs; inflation rates; interest rates; the availability and price of labor and pipeline construction materials; operational reliability; anticipated in-service dates; and weather.

Our forward-looking statements are subject to risks and uncertainties pertaining to operating performance, regulatory parameters, weather, economic conditions, interest rates and commodity prices including but not limited to those risks and uncertainties discussed in this Quarterly Report on Form 10-Q and our other reports that we have filed or will file with the Securities and Exchange Commission. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are independent and our future course of action depends on the assessment of all information available at the relevant time by those responsible for the management of our operations. Except to the extent required by law, we assume no obligation to publicly update or revise any forward-looking statements made herein whether as a result of new information, future events or otherwise. All subsequent forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. For additional discussion of risks, uncertainties and assumptions, see “ Risk Factors” included in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the three month period ended March 31,
	2010	2009
	(unaudited; in millions, except per unit amounts)
Operating revenue (Note 11)	$1,931.2	$1,441.2

Operating expenses
Cost of natural gas (Notes 5 and 11)	1,524.2	1,092.9
Operating and administrative	136.0	132.5
Power	32.3	33.4
Depreciation and amortization (Note 6)	67.9	60.4

	1,760.4	1,319.2

Operating income	170.8	122.0
Interest expense (Note 11)	59.3	51.3
Other income (expense) (Note 13)	16.8	(0.5)

Income from continuing operations before income tax expense	128.3	70.2
Income tax expense	2.2	2.0

Income from continuing operations	126.1	68.2
Income from discontinued operations, net of tax (Note 3)	—	0.4

Net income	126.1	68.6
Less: Net income attributable to noncontrolling interest (Notes 8 and 9)	10.7	—

Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$115.4	$68.6

Net income allocable to limited partner interests
Income from continuing operations	$99.2	$54.6
Income from discontinued operations	—	0.4

Net income allocable to limited partner interests	$99.2	$55.0

Basic and diluted earnings per limited partner unit (Note 2)
Income from continuing operations	$0.84	$0.47
Income from discontinued operations	—	—

Net income per limited partner unit (basic and diluted)	$0.84	$0.47

Weighted average limited partner units outstanding	117.9	115.0

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three month period ended March 31,
	2010	2009
	(unaudited; in millions)
Net income	$126.1	$68.6
Other comprehensive income, net of tax expense of $0.2 and $0.1, respectively (Note 11)	6.5	5.6

Comprehensive income	132.6	74.2
Less: Comprehensive income attributable to noncontrolling interest (Notes 8 and 9)	10.7	—

Comprehensive income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$121.9	$74.2

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three month period ended March 31,
	2010	2009
	(unaudited; in millions)
Cash provided by operating activities
Net income	$126.1	$68.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (Note 6)	67.9	64.1
Derivative fair value losses (gains) (Note 11)	(8.1)	16.9
Inventory market price adjustments (Note 5)	1.1	3.3
Other (Note 15)	(7.2)	5.1
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	27.3	(1.3)
Due from General Partner and affiliates	3.1	15.7
Accrued receivables	(42.4)	138.3
Inventory (Note 5)	(1.3)	12.3
Current and long term other assets (Note 11)	1.7	(18.5)
Due to General Partner and affiliates	23.4	3.0
Accounts payable and other (Notes 4, 10 and 11)	(4.7)	(24.3)
Accrued purchases	3.1	(60.3)
Interest payable	32.7	51.9
Property and other taxes payable	(0.9)	1.1
Settlement of interest rate derivatives (Note 11)	(13.2)	(0.7)

Net cash provided by operating activities	208.6	275.2

Cash used in investing activities
Additions to property, plant and equipment (Note 6)	(189.1)	(212.9)
Changes in construction payables	(26.3)	(12.9)
Other	0.1	0.1

Net cash used in investing activities	(215.3)	(225.7)

Cash provided by (used in) financing activities
Distributions to partners (Note 8)	(115.2)	(93.2)
Repayment of long-term debt	—	(175.0)
Repayment of loan from General Partner (Note 9)	(324.6)	—
Net proceeds from issuance of long-term debt (Note 7)	496.1	—
Net borrowings (repayments) under Credit Facility (Note 7)	(765.0)	53.2
Net commercial paper borrowings (Note 7)	274.9	—
Borrowings from General Partner (Note 9)	387.8	—
Contribution from noncontrolling interest (Notes 8 and 9)	77.3	—

Net cash provided by (used in) financing activities	31.3	(215.0)

Net increase (decrease) in cash and cash equivalents	24.6	(165.5)
Cash and cash equivalents at beginning of year	143.6	339.9

Cash and cash equivalents at end of period	$168.2	$174.4

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2010	December 31, 2009
	(unaudited; dollars in millions)
ASSETS
Current assets
Cash and cash equivalents (Note 4)	$168.2	$143.6
Receivables, trade and other, net of allowance for doubtful accounts of $2.1 in 2010 and $6.8 in 2009	126.3	148.5
Due from General Partner and affiliates	14.9	18.0
Accrued receivables	482.8	440.4
Inventory (Note 5)	72.1	71.9
Other current assets (Note 11)	44.1	47.5

	908.4	869.9
Property, plant and equipment, net (Notes 6, 9 and 13)	7,855.3	7,716.7
Goodwill	246.7	246.7
Intangibles, net	81.9	82.9
Other assets, net (Note 11)	67.7	72.1

	$9,160.0	$8,988.3

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Due to General Partner and affiliates	$69.6	$46.2
Accounts payable and other (Notes 4, 10 and 11)	161.6	205.4
Accrued purchases	431.7	428.6
Interest payable	78.0	45.3
Property and other taxes payable	37.9	38.8
Loan from General Partner (Note 9)	—	269.7
Current maturities of long-term debt (Note 7)	31.0	31.0

	809.8	1,065.0
Long-term debt (Note 7)	3,801.1	3,791.2
Note payable to General Partner (Note 9)	332.9	—
Other long-term liabilities (Notes 10 and 11)	49.7	62.2

	4,993.5	4,918.4

Commitments and contingencies (Note 10)
Partners’ capital (Note 8)
Class A common units (97,443,352 at March 31, 2010 and December 31, 2009)	2,871.3	2,884.9
Class B common units (3,912,750 at March 31, 2010 and December 31, 2009)	78.1	78.6
i-units (16,699,977 at March 31, 2010 and 16,388,867 at December 31, 2009)	602.8	588.8
General Partner	253.3	251.1
Accumulated other comprehensive income (Notes 8 and 11)	(68.1)	(74.6)

Total Enbridge Energy Partners, L.P. partners’ capital	3,737.4	3,728.8
Noncontrolling interest (Notes 8 and 9)	429.1	341.1

Total partners’ capital	4,166.5	4,069.9

	$9,160.0	$8,988.3

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position as of March 31, 2010, and our results of operations and cash flows for the three month periods ended March 31, 2010 and 2009. We derived our consolidated statement of financial position as of December 31, 2009 from the audited financial statements included in our 2009 Annual Report on Form 10-K. Our results of operations for the three month period ended March 31, 2010 should not be taken as indicative of the results to be expected for the full year due to seasonality of portions of our natural gas business, timing and completion of our construction projects, maintenance activities and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting. Our interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to General Partner	Percentage Distributed to Limited Partners
Minimum Quarterly Distribution	Up to $0.59	2%	98%
First Target Distribution	> $0.59 to $0.70	15%	85%
Second Target Distribution	> $0.70 to $0.99	25%	75%
Over Second Target Distribution	In excess of $0.99	50%	50%

We determined basic and diluted net income per limited partner unit as follows:

	For the three month period ended March 31,
	2010	2009
	(in millions, except per unit amounts)
Net income	$126.1	$68.6
Less: Net income attributable to noncontrolling interest	10.7	—

Net income attributable to general and limited partner interests in Enbridge Energy Partners, L.P.	115.4	68.6
Less: Net income from discontinued operations	—	0.4

Net income from continuing operations attributable to general and limited partner interests in Enbridge Energy Partners, L.P.	115.4	68.2

Less distributions paid:
Incentive distributions to our general partner	(14.2)	(12.5)
Distributed earnings allocated to our general partner (2%)	(2.4)	(2.3)

Total distributed earnings to our general partner	(16.6)	(14.8)
Total distributed earnings to our limited partners (98%)	(118.3)	(114.4)

Total distributed earnings	(134.9)	(129.2)

Overdistributed earnings	$(19.5)	$(61.0)

Weighted average limited partner units outstanding	117.9	115.0

Basic and diluted earnings per unit:
Distributed earnings per limited partner unit(1)	$1.00	$0.99
Overdistributed earnings per limited partner unit(2)	(0.16)	(0.52)

Net income from continuing operations attributable to our limited partner interests per limited partner unit	0.84	0.47
Net income from discontinued operations attributable to our limited partner interests per limited partner unit	—	—

Net income per limited partner unit (basic and diluted)	$0.84	$0.47

(1)	Represents the total distributed earnings to limited partners divided by the weighted average number of limited partner interests outstanding for the period.

(2)

Represents the limited partners’ share (98%) of distributions in excess of earnings divided by the weighted average number of limited partner interests outstanding for the period and underdistributed earnings allocated to the limited partners based on the distribution waterfall that is outlined in our partnership agreement.

3. DISCONTINUED OPERATIONS

In November 2009, we sold non-core natural gas pipeline assets located predominantly outside of Texas. We have presented the operating results of the natural gas pipeline assets we sold for the three month period ended March 31, 2009 in “Income from discontinued operations” on our consolidated statement of income. The following table presents the operating results of the discontinued operations of our natural gas pipeline assets that we derived from historical financial information:

For the three month period ended March 31, 2009
(in millions)
Operating revenue	$56.1

Operating expenses
Cost of natural gas	46.7
Operating and administrative	5.2
Depreciation and amortization	3.8

55.7

Income from discontinued operations	$0.4

4. CASH AND CASH EQUIVALENTS

We extinguish liabilities when a creditor has relieved us of our obligation, which occurs when our financial institution honors a check that the creditor has presented for payment. Accordingly, obligations for which we have issued check payments that have not yet been presented to the financial institution totaling approximately $22.5 million at March 31, 2010 and $24.2 million at December 31, 2009 are included in “Accounts payable and other” on our consolidated statements of financial position.

5. INVENTORY

Our inventory is comprised of the following:

	March 31, 2010	December 31, 2009
	(in millions)
Materials and supplies	$4.0	$3.6
Crude oil inventory	15.9	4.1
Natural gas and NGL inventory	52.2	64.2

	$72.1	$71.9

The “Cost of natural gas” on our consolidated statements of income includes charges totaling $1.1 million and $3.3 million for the three months ended March 31, 2010 and 2009, respectively, that we recorded to reduce the cost basis of our inventory of natural gas and natural gas liquids, or NGLs, to reflect market value.

6. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment is comprised of the following:

	March 31, 2010	December 31, 2009
	(in millions)
Land	$31.0	$29.8
Rights-of-way	448.6	438.7
Pipelines	4,469.4	4,401.9
Pumping equipment, buildings and tanks	1,140.2	1,115.9
Compressors, meters and other operating equipment	1,340.4	1,337.8
Vehicles, office furniture and equipment	169.6	164.8
Processing and treating plants	326.3	325.7
Construction in progress	1,414.5	1,326.3

Total property, plant and equipment	9,340.0	9,140.9
Accumulated depreciation	(1,484.7)	(1,424.2)

Property, plant and equipment, net	$7,855.3	$7,716.7

7. DEBT

Credit Facility

At March 31, 2010, we had no amounts outstanding under our Second Amended and Restated Credit Agreement, which we refer to as our Credit Facility, and letters of credit totaling $3.5 million. The amounts we may borrow under the terms of our Credit Facility are reduced by the principal amount of our commercial paper issuances and the balance of our letters of credit outstanding. At March 31, 2010, we could borrow $889.0 million under the terms of our Credit Facility, determined as follows:

(in millions)
Total credit available under Credit Facility	$1,167.5
Less: Amounts outstanding under Credit Facility	—
Balance of letters of credit outstanding	3.5
Principal amount of commercial paper issuances	275.0

Total amount we could borrow at March 31, 2010	$889.0

Individual borrowings under the terms of our Credit Facility generally become due and payable at the end of each contract period, which is typically a period of three months or less. We have the option to repay these amounts on a non-cash basis by net settling with the parties to our Credit Facility by contemporaneously borrowing at the then current rate of interest and repaying the principal amount due. During the three month periods ended March 31, 2010 and 2009, we net settled borrowings of approximately $915 million and $240 million, respectively, on a non-cash basis.

Commercial Paper

We have a commercial paper program that provides for the issuance of up to $600 million of commercial paper that is supported by our Credit Facility. We access the commercial paper market primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the available interest rates we can obtain are lower than the rates available under our Credit Facility. At March 31, 2010, we had $275.0 million of commercial paper outstanding at a weighted average interest rate of 0.35%. At December 31, 2009, we had no amounts of commercial paper outstanding. At March 31, 2010, we could issue an additional $325.0 million in principal amount under our commercial paper program. The commercial paper we can issue is limited by the credit available under our Credit Facility.

We have the ability and intent to refinance all of our commercial paper obligations on a long-term basis under our unsecured long-term Credit Facility. Accordingly, such amounts have been classified as “Long-term debt” in our accompanying consolidated statements of financial position.

Senior Notes

In March 2010, we issued and sold $500 million in principal amount of our 5.20% senior notes due March 15, 2020, which we refer to as the Notes. We received net proceeds from the offering of approximately $496.1 million after underwriting discounts and commissions and payment of offering expenses. We used the net proceeds we received from this offering to repay a portion of our outstanding commercial paper and Credit Facility borrowings that we had previously used to finance a portion of our capital expansion projects. We temporarily invested a portion of the remaining proceeds for use in future periods to fund additional expenditures under our capital expansion programs. The Notes do not contain any covenants restricting our issuance of additional indebtedness and rank equally with all of our other existing and future unsecured and unsubordinated indebtedness. Interest on the Notes is payable on March 15th and September 15th of each year and we may redeem the Notes for cash in whole or in part at any time at our option subject to a make-whole redemption premium.

Fair Value of Debt Obligations

The table below presents the carrying amounts and approximate fair values of our debt obligations. The carrying amounts of our outstanding commercial paper and Credit Facility borrowings approximate their fair values at March 31, 2010 and December 31, 2009 due to the short-term nature and frequent repricing of these obligations. The approximate fair values of our long-term debt obligations are determined using a standard methodology that incorporates pricing points that are obtained from independent third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Commercial paper	$275.0	$275.0	$—	$—
Credit Facility	—	—	765.0	765.0
9.150% First Mortgage Notes	62.0	68.5	62.0	69.9
7.900% Senior Notes due 2012	100.0	110.7	100.0	109.5
4.750% Senior Notes due 2013	199.9	205.9	199.9	201.2
5.350% Senior Notes due 2014	200.0	213.7	199.9	206.9
5.875% Senior Notes due 2016	299.8	327.6	299.8	315.0
7.000% Senior Notes due 2018	99.9	116.1	99.9	111.6
6.500% Senior Notes due 2018	398.3	450.6	398.2	433.2
9.875% Senior Notes due 2019	499.8	687.8	499.8	664.8
5.200% Senior Notes due 2020	499.8	503.1	—	—
7.125% Senior Notes due 2028	99.8	116.7	99.9	110.9
5.950% Senior Notes due 2033	199.7	199.6	199.7	188.8
6.300% Senior Notes due 2034	99.8	103.5	99.8	98.0
7.500% Senior Notes due 2038	398.9	473.7	398.9	449.5
8.050% Junior subordinated notes due 2067	399.4	394.8	399.4	381.8

Total	$3,832.1	$4,247.3	$3,822.2	$4,106.1

8. PARTNERS’ CAPITAL

The following table sets forth our distributions, as approved by the Board of Directors of Enbridge Energy Management, L.L.C., which we refer to as Enbridge Management, during the three month period ended March 31, 2010.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit	Cash available for distribution	Amount of Distribution of i-units to i-unit Holders (1)	Retained from General Partner(2)	Distribution of Cash
(in millions, except per unit amounts)
January 29, 2010	February 5, 2010	February 12, 2010	$0.990	$131.7	$16.2	$0.3	$115.2

(1)	We issued 311,110 i-units to Enbridge Management, the sole owner of our i-units, during 2010 in lieu of cash distributions.

(2)	We retained an amount equal to 2 percent of the i-unit distribution from our general partner to maintain its 2 percent general partner interest in us.

The following table presents significant changes in partners’ capital attributable to our general and limited partners as well as the noncontrolling interest in our consolidated subsidiary, Enbridge Energy, Limited Partnership, or the OLP, for the three month period ended March 31, 2010. The noncontrolling interest in the OLP arises from our joint funding arrangement with our general partner and its affiliates to finance construction of the Alberta Clipper Project.

	Enbridge Energy Partners, L.P. General and Limited Partner interests
	Partners’ capital	Accumulated other comprehensive income	Noncontrolling interest	Total
	(in millions)
Ending balance at December 31, 2009	$3,803.4	$(74.6)	$341.1	$4,069.9
Capital contribution	1.9	—	77.3	79.2
Comprehensive income:
Net income	115.4	—	10.7	126.1
Other comprehensive income, net of tax	—	6.5	—	6.5
Distributions to shareholders	(115.2)	—	—	(115.2)

Ending balance at March 31, 2010	$3,805.5	$(68.1)	$429.1	$4,166.5

9. RELATED PARTY TRANSACTIONS

EUS Credit Agreement

In March 2010, we terminated our unsecured revolving credit agreement with Enbridge (U.S.) Inc. in accordance with the terms of the agreement and without penalty.

Light Sour Crude Oil Pipeline

Enbridge Pipelines (Southern Lights), L.L.C., which we refer to as Southern Lights, a wholly-owned subsidiary of our general partner, incurred an additional $1.9 million of construction costs during the three month period ended March 31, 2010, associated with the light sour crude oil pipeline they transferred to us in exchange for Line 13, a 156-mile section of crude oil pipeline we previously owned. These additional costs increase the balance of our “Property, plant and equipment, net” and the capital account of our general partner. Through March 31, 2010 we have recorded total costs for the light sour crude oil pipeline of $168.4 million, representing the $173.4 million of construction costs incurred by Southern Lights less the $5.0 million net book value of the Line 13 assets we exchanged.

Joint Funding Arrangement for Alberta Clipper Project

In July 2009, we entered into a joint funding arrangement to finance construction of the United States segment of the Alberta Clipper crude oil pipeline project, which we refer to as the Alberta Clipper Project, with several of our affiliates and affiliates of Enbridge Inc., or Enbridge. In March 2010, we refinanced $324.6 million of amounts we had outstanding and payable to our general partner under the A1 Credit Agreement, a credit agreement between our general partner and us to finance the Alberta Clipper Project, by issuing a promissory note payable to our general partner, at which time we also terminated the A1 Credit Agreement. The promissory note payable, which we refer to as the A1 Term Note, matures on March 15, 2020, and bears interest at a fixed rate of 5.20% and has a maximum loan amount of $400 million. The terms of the A1 Term Note are similar to the terms of our senior notes, except that the A1 Term Note has recourse only to the assets of the United States portion of the Alberta Clipper Project. Under the terms of the A1 Term Note, we have the ability to increase the principal amount outstanding to finance the debt portion of the investment our general partner is obligated to make pursuant to the Alberta Clipper Joint Funding Arrangement to finance any additional costs associated with our construction of our portion of the Alberta Clipper Project we incur after the date the original A1 Term Note was issued. The increases we make to the principal balance of the A1 Term Note will also mature on March 15, 2020. At March 31, 2010, we had approximately $332.9 million outstanding under the A1 Term Note.

Our general partner also made equity contributions totaling $77.3 million to our subsidiary, Enbridge Energy, Limited Partnership, or the OLP, during the three month period ended March 31, 2010, to fund its equity portion of the construction costs associated with the Alberta Clipper Project. We also allocated $10.7 million of earnings to our general partner for its 66.67 percent of the earnings of the Alberta Clipper Project derived from the allowance for equity during construction, which is presented in our consolidated statements of income as “Net income attributable to noncontrolling interest.”

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

As of March 31, 2010 and December 31, 2009, we have recorded $9.3 million and $7.3 million, respectively, in “Accounts payable and other” and $3.9 million and $3.4 million in “Other long-term liabilities,” respectively, primarily to address remediation of contaminated sites, asbestos containing materials, management of hazardous waste material disposal, outstanding air quality measures for certain of our liquids and natural gas assets, and penalties we have been or expect to be assessed.

Lakehead Line 2b Leak

On January 8, 2010, an unexpected release on Line 2b of our Lakehead system occurred in Pembina County, North Dakota. We immediately shut down our pipelines in the vicinity and dispatched emergency response crews to oversee containment, cleanup and repair of the pipeline. We completed the excavation and repairs and returned the line to service within five days. Line 2b was restarted January 13, 2010, once repairs on the pipeline were completed. The volume of oil released was approximately 3,000 barrels, which was largely contained in an area surrounding the pipeline leak. We continue to work with federal and state environmental and pipeline safety regulators to investigate the cause of the leak. We have the potential of incurring additional costs in connection with this incident, including expenditures necessary to remediate any operating condition that is determined to have caused the incident. On our consolidated statement of financial position as of March 31, 2010, we had $2.9 million accrued for additional cleanup and repair costs associated with the incident.

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

11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations and fluctuations in commodity prices of natural gas, NGLs, condensate, crude oil, and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL sales and the corresponding cost of natural gas we purchase for processing. Our interest rate risk exposure results from changes in interest rates on our variable rate debt, and exists at the corporate level where our variable rate debt obligations are issued. Our exposure to commodity price risk exists within each of our segments. We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in interest rates and commodity prices, as well as to reduce volatility to our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on interest rates or commodity prices. We have hedged a portion of our exposure to variability in future cash flows associated with the risks discussed above through 2014 in accordance with our risk management policies.

We record all derivative financial instruments in our consolidated financial statements at fair market value, which we adjust each period for changes in the fair market value, referred to as marking to market, or mark-to-market. The fair market value of these derivative financial instruments reflects the estimated amounts that we would pay to transfer a liability or receive to sell an asset in an orderly transaction with market participants, to terminate or close the contracts at the reporting date, taking into account the current unrealized losses or gains on open contracts. We apply the market approach to value substantially all of our derivative instruments. Actively traded external market quotes, data from pricing services, and published indices are used to value our derivative instruments which are fair valued on a recurring basis.

Non-Qualified Hedges

Many of our derivative financial instruments qualify for hedge accounting treatment as set forth in the authoritative accounting guidance. However, we have transaction types associated with our commodity and interest rate derivative financial instruments where the hedge structure does not meet the requirements to apply hedge accounting. As a result, these derivative financial instruments do not qualify for hedge accounting and are referred to as “non-qualified.” These non-qualified derivative financial instruments are marked-to-market each period with the change in fair value, representing unrealized gains and losses, included in “Cost of natural gas”, “Operating revenues”, or “Interest expense” in our consolidated statements of income. These mark-to-market adjustments produce a degree of earnings volatility that can often be significant from period to period, but have no cash flow impact relative to changes in market prices. The cash flow impact occurs when the underlying physical transaction takes place in the future and the associated financial instrument contract settlement is made.

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

•

Natural Gas Collars—In our Natural Gas segment, we previously entered into natural gas collars to hedge the sales price of natural gas. The natural gas collars were based on a New York Mercantile Exchange, or NYMEX, pricing index, while the physical gas sales were based on a different index. To better align the index of the natural gas collars with the index of the underlying sales, we de-designated the original cash flow hedging relationship with the intent of contemporaneously re-designating the natural gas collars as hedges of forecasted physical natural gas sales with a NYMEX pricing index. However, because the fair value of these derivative instruments was a liability to us at re-designation, they are considered net written options and, pursuant to the authoritative accounting guidance, do not qualify for hedge accounting. These derivatives are being marked-to-market, with the changes in fair value from the date of de-designation recorded to earnings each period. As a result, our operating income will be subject to greater volatility due to movements in the prices of natural gas until the underlying long-term transactions are settled.

•

Optional Natural Gas Processing Volumes—In our Natural Gas segment, we use derivative financial instruments to hedge the volumes of NGLs produced from our natural gas processing facilities. Some of our natural gas contracts allow us the choice to process natural gas when it is economical and allow us to cease doing so when processing becomes uneconomic. We have entered into derivative financial instruments to fix the sales price of a portion of the NGLs that we produce at our discretion and to fix the associated purchase price of natural gas required for processing. We typically designate derivative financial instruments associated with NGLs we produce per contractual processing requirements as cash flow hedges when the processing of natural gas is probable of occurrence. However, we are precluded from designating the derivative financial instruments as qualifying hedges of the respective commodity price risk when the discretionary processing volumes are subject to change. As a result, our operating income will be subject to increased volatility due to fluctuations in NGL prices until the underlying transactions are settled or offset.

•

NGL Forward Contracts—In our Natural Gas segment, we use forward contracts to fix the price of NGLs we purchase and store in inventory and to fix the price of NGLs that we sell from inventory to meet the demands of our customers that sell and purchase NGLs. Prior to April 1, 2009, these forward contracts were not treated as derivative financial instruments pursuant to the normal purchase normal sale, or NPNS, exception allowed under authoritative accounting guidance, since the forward contracts resulted in physical receipt or delivery of NGLs. However, evolving markets for NGLs have increased opportunities for a portion of our forward contracts to be settled net rather than physically receiving or delivering the NGLs. Accordingly, we have revoked the NPNS election on certain forward contracts associated with the liquids marketing operations of Dufour Petroleum, L.P., our wholly-owned subsidiary, executed after April 1, 2009. The forward contracts for which we have revoked the NPNS election do not qualify for hedge accounting and are being marked-to-market each period with the changes in fair value recorded in earnings. As a result, our operating income will be subject to additional volatility associated with fluctuations in NGL prices until the forward contracts are settled.

•

Natural Gas Forward Contracts—In our Natural Gas segment, we use forward contracts to sell natural gas to our customers. Historically, we have not considered these contracts to be derivatives under the NPNS exception allowed by authoritative accounting guidance. We subsequently determined that a sub-group of physical natural gas sales contracts with terms allowing for economic net settlement did not qualify for the NPNS scope exception, and are being marked-to-market each period with the changes in fair value recorded in earnings. As a result, our operating income will be subject to additional volatility associated with the changes in fair value of these contracts.

•

Crude Oil Contracts—In our Liquids segment, we use forward contracts to hedge a portion of the crude oil length inherent in the operation of our pipelines which is subsequently sold at market rates. In 2010, we executed derivative financial instruments for the current year which will fix the sales price we will receive in the future for this crude oil. We elected not to designate these derivative financial instruments as cash flow hedges due to the relatively small volumes involved. As a result, our operating income will be subject to additional volatility associated with fluctuations in crude oil prices until the underlying transactions are settled or offset.

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

In all instances related to the commodity exposures described above, the underlying physical purchase, storage and sale of the commodity is accounted for on a historical cost or market basis rather than on the mark-to-market basis we employ for the derivative financial instruments used to mitigate the commodity price risk associated with our storage and transportation assets. This difference in accounting (i.e., the derivative financial instruments are recorded at fair market value while the physical transactions are recorded at historical cost) can and has resulted in volatility in our reported net income, even though the economic margin is essentially unchanged from the date the transactions were consummated.

We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

•	Natural gas and Marketing segment commodity-based derivatives—“Cost of natural gas”

•	Liquids segment commodity-based derivatives—“Operating revenue”

•	Corporate interest rate derivatives—“Interest expense”

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net unrealized gains and losses associated with the changes in fair value of our derivative financial instruments:

	For the three month period ended March 31,
	2010	2009
	(in millions)
Liquids segment
Non-qualified hedges	$(1.2)	$—
Natural Gas segment
Hedge ineffectiveness	0.5	(0.2)
Non-qualified hedges	9.7	(9.8)
Marketing
Non-qualified hedges	(0.4)	(6.9)

Commodity derivative fair value gains (losses)	8.6	(16.9)
Corporate
Non-qualified interest rate hedges	(0.5)	—

Derivative fair value gains (losses)	$8.1	$(16.9)

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Other current assets	$16.2	$14.8
Other assets, net	37.8	43.7
Accounts payable and other	(41.9)	(59.2)
Other long-term liabilities	(35.9)	(50.5)

	$(23.8)	$(51.2)

The changes in the net assets and liabilities associated with our derivatives are primarily attributable to the effects of new derivative transactions we have entered at prevailing market prices, settlement of maturing derivatives and the change in forward market prices of our remaining hedges. Our portfolio of derivative financial instruments is largely comprised of long-term natural gas and NGL sales and purchase agreements.

We record the change in fair value of our highly effective cash flow hedges in “Accumulated other comprehensive income,” or AOCI, until the derivative financial instruments are settled, at which time they are reclassified to earnings. Also included in AOCI are unrecognized losses of approximately $0.9 million associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted commodity transactions that were subsequently de-designated. These losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings. We estimate that approximately $24.9 million, representing unrealized net losses from our cash flow hedging activities based on pricing and positions at March 31, 2010, will be reclassified from AOCI to earnings during the next twelve months.

In connection with our March 2010 issuance and sale of $500 million in principal amount of our 5.20% senior notes due March 15, 2020, we paid $13.2 million to settle treasury locks we entered to hedge the interest payments on a portion of these obligations through the 2020 maturity date of the senior notes. The $13.2 million is being amortized from AOCI to “Interest expense” over the 10-year term of the senior notes.

The table below summarizes our derivative balances by counterparty credit quality (negative amounts represent our net obligations to pay the counterparty).

	March 31, 2010	December 31, 2009
	(in millions)
Counterparty Credit Quality*
AAA	$—	$—
AA	13.2	14.2
A	(39.1)	(63.1)
Lower than A	2.2	(3.2)

	(23.7)	(52.1)
Credit valuation adjustment	(0.1)	0.9

Total	$(23.8)	$(51.2)

*	As determined by nationally recognized statistical ratings organizations.

As the net value of our derivative financial instruments has decreased in response to changes in forward commodity prices, our outstanding financial exposure to third parties has also declined. When credit thresholds are met pursuant to the terms of our International Securities Dealers Association (“ISDA®”) financial contracts, we have the right to require collateral from our counterparties. We have included any cash collateral received in the balances listed above. When we are in a position of posting collateral to cover our counterparties’ exposure to our non-performance, the collateral is provided through letters of credit, which are not reflected above.

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

The ISDA® agreements, in combination with our master netting agreements, and credit arrangements governing our interest rate and commodity swaps require that collateral be posted per tiered contractual thresholds based on the credit rating of each counterparty. We generally provide letters of credit to satisfy such collateral requirements under our ISDA® agreements. These agreements will require additional collateral postings of up to 100% on net liability positions in the event of a credit downgrade below investment grade. Automatic termination clauses which exist are related only to non-performance activities, such as the refusal to post collateral when contractually required to do so. When we are holding an asset position, our counterparties are likewise required to post collateral on their liability (our asset) exposures, also determined by the tiered contractual collateral thresholds. Counterparty collateral may consist of cash or letters of credit, both of which must be fulfilled with immediately available funds.

At March 31, 2010, we were in an overall net liability position of $23.8 million, which included assets of $54.0 million. Based on our forward positions at March 31, 2010, if our credit ratings were downgraded to BBB- by Standard & Poor’s or Baa3 by Moody’s Investors Service, we would be required to provide $27.7 million in the form of either cash collateral or letters of credit to satisfy the requirements of our ISDA® agreements.

At March 31, 2010 and December 31, 2009 we had credit concentrations in the following industry sectors, as presented below:

	March 31, 2010	December 31, 2009
	(in millions)
U.S. financial institutions and investment banking entities	$(1.1)	$(18.8)
Non-U.S. financial institutions	(25.4)	(30.2)
Small non-integrated energy companies	2.4	(3.4)
Integrated oil companies	0.3	1.2

	$(23.8)	$(51.2)

We are holding no cash collateral on our asset exposures and we have provided letters of credit totaling $2.6 million and $13.1 million relating to our liability exposures pursuant to the margin thresholds in effect at March 31, 2010 and December 31, 2009, respectively, under our ISDA® agreements.

Gross derivative balances are presented below without the effects of collateral received or posted and without the effects of master netting arrangements. Our assets are adjusted for the non-performance risk of our counterparties using their credit default swap spread rates and are reflected in the fair value. Likewise, in the case of our liabilities, our nonperformance risk is considered in the valuation, and is also adjusted based on current credit default swap spread rates on our outstanding indebtedness. Our credit exposure for these over-the-counter derivatives is directly with our counterparty and continues until the maturity or termination of the contracts. A reconciliation between the derivative balances presented at gross values rather than the net amounts we present in our other derivative disclosures, is also provided below.

Effect of Derivative Instruments on the Consolidated Statements of Financial Position

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Financial Position Location	March 31, 2010	December 31, 2009	Financial Position Location	March 31, 2010	December 31, 2009
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets	$—	$—	Accounts payable and other	$(7.6)	$(7.0)
Interest rate contracts	Other assets, net	26.6	38.7	Other long-term liabilities	(20.1)	(18.9)
Commodity contracts	Other current assets	16.7	15.7	Accounts payable and other	(34.7)	(47.3)
Commodity contracts	Other assets, net	20.9	17.8	Other long-term liabilities	(32.6)	(50.9)

		64.2	72.2		(95.0)	(124.1)

Derivatives not designated as hedging instruments
Interest rate contracts	Other current assets	5.4	5.8	Accounts payable and other	(4.9)	(4.8)
Interest rate contracts	Other assets, net	6.3	5.6	Other long-term liabilities	(5.2)	(4.4)
Commodity contracts	Other current assets	20.0	22.0	Accounts payable and other	(20.6)	(28.8)
Commodity contracts	Other assets, net	12.4	12.1	Other long-term liabilities	(6.4)	(6.8)

		44.1	45.5		(37.1)	(44.8)

Total derivative instruments		$108.3	$117.7		$(132.1)	$(168.9)

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

For the three month period ended March 31, 2010
Derivatives in Cash Flow Hedging Relationships	Amount of gain (loss) recognized in AOCI on Derivative (Effective Portion)	Location of gain (loss) reclassified from AOCI to earnings (Effective Portion)	Amount of gain (loss) reclassified from AOCI to earnings (Effective Portion)	Location of gain (loss) recognized in earnings on derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of gain (loss) recognized in earnings on derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	(in millions)
Interest rate contracts	$(13.9)	Interest expense	$(1.4)	Interest expense	$—
Commodity contracts	—	Operating revenues	—	Operating revenues	—
Commodity contracts	33.6	Cost of natural gas	(8.5)	Cost of natural gas	0.5

Total	$19.7		$(9.9)		$0.5

For the three month period ended March 31, 2009
Derivatives in Cash Flow Hedging Relationships	Amount of gain (loss) recognized in AOCI on Derivative (Effective Portion)	Location of gain (loss) reclassified from AOCI to earnings (Effective Portion)	Amount of gain (loss) reclassified from AOCI to earnings (Effective Portion)	Location of gain (loss) recognized in earnings on derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of gain (loss) recognized in earnings on derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	(in millions)
Interest rate contracts	$—	Interest expense	$0.9	Interest expense	$—
Commodity contracts	6.4	Cost of natural gas	10.1	Cost of natural gas	(0.2)

Total	$6.4		$11.0		$(0.2)

(1)

Includes only the ineffective portion of derivatives that are designated as hedging instruments and does not include net gains or losses associated with derivatives that do not qualify for hedge accounting treatment.

The gains of $0.5 million and losses of $0.2 million recognized in earnings for the three month periods ended March 31, 2010 and 2009, respectively, represent the ineffective portion of the hedging relationships.

Effect of Derivative Instruments on Consolidated Statements of Income

		For the three month period ended March 31,
		2010	2009
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings	Amount of Gain or (Loss) Recognized in Earnings(1)
		(in millions)
Interest rate contracts	Interest expense	$(0.5)	$—
Commodity contracts	Operating revenues	(1.2)	—
Commodity contracts	Cost of natural gas	9.3	(16.7)

Total		$7.6	$(16.7)

(1)

Includes only net gains or losses associated with those derivatives that do not qualify for hedge accounting treatment and does not include the ineffective portion of derivatives that are designated as hedging instruments.

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	March 31, 2010			December 31, 2009
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Fair value of derivatives—gross presentation	$108.3	$(132.1)	$(23.8)	$117.7	$(168.9)	$(51.2)
Effects of netting agreements	(54.3)	54.3	—	(59.2)	59.2	—

Fair value of derivatives—net presentation	$54.0	$(77.8)	$(23.8)	$58.5	$(109.7)	$(51.2)

Inputs to Fair Value Derivative Instruments

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our valuation of the financial assets and liabilities and their placement within the fair value hierarchy.

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Interest rate contracts	$—	$0.5	$—	$0.5	$—	$14.5	$—	$14.5
Commodity contracts—financial	—	(40.9)	7.6	(33.3)	—	(63.2)	(7.5)	(70.7)
Commodity contracts—physical	—	—	1.6	1.6	—	—	(3.5)	(3.5)
Commodity options	—	(0.5)	7.9	7.4	—	(1.3)	9.3	8.0
Interest rate options	—	—	—	—	—	0.5	—	0.5

Total	$—	$(40.9)	$17.1	$(23.8)	$—	$(49.5)	$(1.7)	$(51.2)

The table below provides a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities measured on a recurring basis from January 1, 2010 to March 31, 2010. No transfers of assets between any of the Levels occurred during the period.

	2010
	Interest Rate Contracts	Commodity Financial Contracts	Commodity Physical Contracts	Commodity Options	Total
	(in millions)
Beginning balance as of January 1	$—	$(7.5)	$(3.5)	$9.3	$(1.7)
Transfer out of Level 3(1)	—	—	—	—	—
Gains or losses
Included in earnings (or changes in net assets)	—	2.5	3.6	(0.8)	5.3
Included in other comprehensive income	—	9.9	—	(0.6)	9.3
Purchases, issuances, sales and settlements
Purchases(2)	—	—	—	—	—
Settlements(3)		2.7	1.5	—	4.2

Balance as of March 31	$—	$7.6	$1.6	$7.9	$17.1

Amount of total gains included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$—	$12.4	$3.6	$(1.4)	$14.6

Amounts reported in operating revenue	$—	$(1.2)	$—	$—	$(1.2)

(1)	Our policy is to recognize transfers as of the last day of the reporting period.

(2)	Purchases represent option premiums paid.

(3)	Settlements represent the realized portion of forward contracts.

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at March 31, 2010 and December 31, 2009.

	At March 31, 2010						At December 31, 2009
	Commodity	Notional (1)	Wtd. Average Price (2)		Fair Value(3)		Fair Value(3)
			Receive	Pay	Asset	Liability	Asset	Liability
Portion of contracts maturing in 2010
Swaps
Receive variable/pay fixed	Natural Gas	3,991,995	$4.13	$5.79	$—	$(6.6)	$1.6	$(3.1)
	NGL	90,000	77.68	45.30	2.9	—	3.4	—
Receive fixed/pay variable	Natural Gas	7,648,461	4.29	4.26	3.8	(3.5)	2.9	(16.0)
	NGL	2,495,350	40.39	46.34	8.7	(23.5)	9.7	(39.4)
	Crude Oil	781,347	73.33	83.87	2.1	(10.3)	3.1	(10.6)
Receive variable/pay variable	Natural Gas	70,105,844	4.08	3.98	9.6	(2.4)	13.0	(3.5)

Physical Contracts
Receive fixed/pay variable	NGL	321,200	75.94	77.22	—	(0.4)	—	(4.0)
	Crude Oil	317,000	80.03	84.40	—	(1.4)	—	(1.6)
Receive variable/pay fixed	NGL	340,000	74.26	72.43	0.6	—	0.3	—
	Crude Oil	196,000	84.26	81.11	0.6	—	1.8	—
Receive variable/pay variable	Crude Oil	299,443	81.45	80.62	0.5	(0.3)	0.1	(0.1)
	NGL	1,530,000	77.78	77.57	0.3	—	—	—
	Natural Gas	13,827,334	4.01	3.97	0.5	—	—	—

Portion of contracts maturing in 2011
Swaps
Receive variable/pay fixed	Natural Gas	878,475	$5.24	$9.78	$—	$(4.0)	$—	$(3.1)
	NGL	120,000	77.28	47.67	3.5	—	3.2	—
Receive fixed/pay variable	Natural Gas	8,631,259	4.01	5.30	1.2	(12.2)	—	(19.3)
	NGL	1,232,240	58.32	56.84	7.0	(5.2)	6.1	(7.0)
	Crude Oil	769,700	72.91	86.19	—	(10.1)	—	(10.0)
Receive variable/pay variable	Natural Gas	18,812,790	5.18	5.00	3.6	(0.2)	2.9	(0.1)

Physical Contracts
Receive variable/pay variable	Natural Gas	15,199,153	5.02	4.98	0.6	—	—	—

Portion of contracts maturing in 2012
Swaps
Receive variable/pay fixed	Natural Gas	759,709	$5.70	$9.96	$—	$(3.1)	$—	$(2.6)
Receive fixed/pay variable	Natural Gas	2,327,500	4.90	5.84	1.0	(3.1)	0.3	(4.2)
	NGL	869,250	65.14	54.27	9.8	(0.7)	7.1	(0.9)
	Crude Oil	559,980	77.92	86.85	—	(4.8)	—	(5.3)
Receive variable/pay variable	Natural Gas	1,089,000	5.65	5.03	0.7	—	0.6	—

Physical Contracts
Receive variable/pay variable	Natural Gas	11,858,120	5.07	5.03	0.4	—	—	—
Portion of contracts maturing in 2013
Swaps
Receive fixed/pay variable	Natural Gas	730,000	$9.83	$5.87	$2.7	$—	$2.3	$—
	NGL	226,665	56.86	57.56	0.4	(0.6)	—	(1.0)
	Crude Oil	467,930	86.40	87.20	2.7	(3.0)	2.3	(3.6)

Physical Contracts
Receive variable/pay variable	Natural Gas	7,076,216	5.07	5.03	0.3	—	—	—

Portion of contracts maturing in 2014
Swaps
Receive fixed/pay variable	Crude Oil	346,750	$87.93	$87.63	$0.4	$(0.3)	$—	$(0.4)

(1)	Volumes of Natural Gas are measured in millions of British Thermal Units, or MMBtu, whereas volumes of NGL and Crude Oil are measured in barrels, or Bbl.

(2)	Weighted average prices received and paid are in $/MMBtu for Natural Gas and in $/Bbl for NGL and Crude Oil.

(3)

The fair value is determined based on quoted market prices at March 31, 2010 and December 31, 2009, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit adjustments of approximately $0.3 million of gains and $1.0 million of gains at March 31, 2010 and December 31, 2009, respectively.

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at March 31, 2010 and December 31, 2009.

	At March 31, 2010						At December 31, 2009
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
Portion of option contracts maturing in 2010
Calls (written)	Natural Gas(4)	275,000	$4.31	$4.27	$—	$(0.1)	$—	$(0.6)
Puts (purchased)	Natural Gas(4)	275,000	3.40	4.27	—	—	—	—
	NGL	732,325	44.30	51.59	2.1	—	3.2	—
	Crude Oil	225,225	70.87	84.96	0.1	—	0.6	—
Portion of option contracts maturing in 2011
Calls (written)	Natural Gas(4)	365,000	$4.31	$5.34	$—	$(0.5)	$—	$(0.8)
Puts (purchased)	Natural Gas(4)	365,000	3.40	5.34	—	—	—	—
	NGL	170,820	51.89	42.84	2.4	—	2.4	—
Portion of option contracts maturing in 2012
Puts (purchased)	NGL	128,832	$66.80	$45.85	$3.3	$—	$3.2	$—

(1)	Volumes of Natural Gas are measured in MMBtu, whereas volumes of NGL and Crude Oil are measured in Bbl.

(2)	Strike and market prices are in $/MMBtu for Natural Gas and in $/Bbl for NGL and Crude Oil.

(3)

The fair value is determined based on quoted market prices at March 31, 2010 and December 31, 2009, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit adjustments of approximately $0.1 million of losses and $0.1 million of losses at March 31, 2010 and December 31, 2009, respectively.

(4)	Transactions which, in combination, create a collar, representing a floor and ceiling on the price and provide long-term price protection.

Fair Value Measurements of Interest Rate Derivatives

We enter into interest rate swaps, caps and derivative financial instruments with similar characteristics to manage the cash flow associated with future interest rate movements on our indebtedness. The following table provides information about our current interest rate derivatives for the specified periods.

Date of Maturity & Contract Type	Accounting Treatment	Notional	Average Fixed Rate(1)	Fair Value(3) at
				March 31, 2010	December 31, 2009
		(dollars in millions)
Contracts maturing in 2010
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$250	1.68%	$(2.2)	$(2.5)
Interest Rate Caps	Non-qualifying	200	1.09%	—	0.2
Contracts maturing in 2011
Interest Rate Caps	Non-qualifying	$200	1.14%	$—	$0.3
Contracts maturing in 2013
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$600	4.15%	$(27.1)	$(16.9)
Interest Rate Swaps—Pay Fixed	Non-qualifying	125	4.35%	(10.3)	(9.2)
Interest Rate Swaps—Pay Float	Non-qualifying	125	4.75%	11.9	11.0
Contracts settling prior to maturity
2010—Pre-issuance Hedges(2)	Cash Flow Hedge	$220	4.62%	$—	$(6.8)
2012—Pre-issuance Hedges	Cash Flow Hedge	600	4.57%	16.9	24.9
2013—Pre-issuance Hedges	Cash Flow Hedge	300	4.62%	11.6	14.1

(1)	Interest rate derivative contracts are based on the one-month or three-month United States London Interbank Offered Rate, or LIBOR.

(2)	All 2010 Pre-issuance Hedges were settled in connection with our $500 million senior note debt issuance in March 2010.

(3)

The fair value is determined from quoted market prices at March 31, 2010 and December 31, 2009, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit adjustments of approximately $0.3 million of losses at March 31, 2010, with no such gains and losses at December 31, 2009.

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

Each of our reportable segments is a business unit that offers different services and products that is managed separately, since each business segment requires different operating strategies. We have segregated our business activities into three distinct operating segments:

•	Liquids;

•	Natural Gas; and

•	Marketing.

	As of and for the three month period ended March 31, 2010
	Liquids	Natural Gas	Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$262.1	$1,390.6	$693.8	$—	$2,346.5
Less: Intersegment revenue	0.3	405.9	9.1	—	415.3

Operating revenue	261.8	984.7	684.7	—	1,931.2
Cost of natural gas	—	847.8	676.4	—	1,524.2
Operating and administrative	63.7	69.6	2.7	—	136.0
Power	32.3	—	—	—	32.3
Depreciation and amortization	37.1	30.7	0.1	—	67.9

Operating income	128.7	36.6	5.5	—	170.8
Interest expense	—	—	—	59.3	59.3
Other income	—	—	—	16.8	16.8

Income from continuing operations before income tax expense	128.7	36.6	5.5	(42.5)	128.3
Income tax expense	—	—	—	2.2	2.2

Net income	128.7	36.6	5.5	(44.7)	126.1
Less: Net income attributable to the noncontrolling interest	—	—	—	10.7	10.7

Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$128.7	$36.6	$5.5	$(55.4)	$115.4

Total assets	$5,323.1	$3,324.4	$243.9	$268.6	$9,160.0

Capital expenditures (excluding acquisitions)	$162.9	$24.3	$—	$1.9	$189.1

(1)

Corporate consists of interest expense, interest income, allowance for equity during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.

	As of and for the three month period ended March 31, 2009
	Liquids	Natural Gas	Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$219.7	$975.4	$649.3	$—	$1,844.4
Less: Intersegment revenue	0.3	392.3	10.6	—	403.2

Operating revenue	219.4	583.1	638.7	—	1,441.2
Cost of natural gas	—	460.8	632.1	—	1,092.9
Operating and administrative	54.4	75.4	1.8	0.9	132.5
Power	33.4	—	—	—	33.4
Depreciation and amortization	29.4	30.6	0.4	—	60.4

Operating income	102.2	16.3	4.4	(0.9)	122.0
Interest expense	—	—	—	51.3	51.3
Other expense	—	—	—	0.5	0.5

Income from continuing operations before income tax expense	102.2	16.3	4.4	(52.7)	70.2
Income tax expense	—	—	—	2.0	2.0

Income from continuing operations	102.2	16.3	4.4	(54.7)	68.2
Income from discontinued operations	—	0.4	—	—	0.4

Net income	$102.2	$16.7	$4.4	$(54.7)	$68.6

Total assets	$4,262.9	$3,529.0	$206.8	$260.2	$8,258.9

Capital expenditures (excluding acquisitions)	$162.5	$47.0	$—	$3.4	$212.9

(1)

Corporate consists of interest expense, interest income, allowance for equity during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.

13. REGULATORY MATTERS

Regulatory Accounting

In April 2009, we began applying the authoritative accounting provisions applicable to the regulated operations of our Southern Access Project, when the facilities rate surcharge associated with the project was both approved by the FERC and uncontested by any of our customers. During 2010 we have under collected revenue related to our Southern Access Project in-part because actual volumes have been lower than the forecast volumes used to calculate the toll surcharge. For the three month period ended March 31, 2010, we recognized $2.3 million of additional revenue on our consolidated statement of income, along with a corresponding regulatory receivable on our consolidated statement of financial position at March 31, 2010 related to the difference in transportation volumes. At December 31, 2009 the regulatory receivable related to the differences in our transportation volumes was $7.5 million. The additional revenue was earned during 2009 and the first three months of 2010, but will not be realized as cash until the second quarter through the first quarter of 2011 following an annual update to our transportation rates to account for the lower actual delivered volume than estimated. We filed our annual tariff to adjust our transportation rates for the difference between the actual delivered volumes and our estimates, which became effective in April 2010 as discussed below.

In August 2009, we began applying the authoritative accounting provisions applicable to the regulated activities of our Alberta Clipper Project. In connection with construction of the Alberta Clipper Project, we recorded $26.9 million and $12.6 million of allowance for equity during construction, referred to as AEDC, in “Property, plant and equipment, net” on our consolidated statement of financial position at March 31, 2010 and December 31, 2009, respectively. We also recorded a corresponding $14.3 million of “Other income,” in our consolidated statement of income for the three month period ended March 31, 2010.

FERC Transportation Tariffs

Effective January 1, 2010, we increased the rates for transportation on our North Dakota system to include a new surcharge related to the recent completion of our Phase VI Expansion program, which increased capacity on the pipeline from 110,000 barrels per day, or Bpd, to 161,000 Bpd. This surcharge is applicable for the seven years immediately following the January 1, 2010 in-service date of the Phase VI Expansion program. The mainline expansion surcharge is applied to all mainline volumes with a destination of Clearbrook, Minnesota and the looping surcharge is applied to all volumes originating at Trenton and Alexander, North Dakota.

Effective April 1, 2010, we filed our annual tariff rate adjustment with the FERC to reflect true-ups for the difference between estimates and actual cost and throughput data for the prior year and our projected costs and throughput for 2010 related to our expansion projects. The projected costs for 2010 include two additional projects: the Alberta Clipper Project, which was placed into service on April 1, 2010, and the Line 3 conversion project. Filings in early 2010 by shippers requesting the FERC to delay the tariff were dismissed by the FERC in March 2010 in docket number IS10-139-000. This tariff filing increased the average transportation rate for crude oil movements from the Canadian border to Chicago, Illinois by approximately $0.52 per barrel, to an average of approximately $1.98 per barrel. We will begin to realize revenues in relation to this increased surcharge as crude oil is delivered from our pipeline, generally the month following the effective date of the tariff.

14. SUBSEQUENT EVENTS

Distribution to Partners

On April 28, 2010, the board of directors of Enbridge Management declared a distribution payable to our partners on May 14, 2010. The distribution will be paid to unitholders of record as of May 7, 2010, of our available cash of $134.9 million at March 31, 2010, or $1.0025 per limited partner unit. Of this distribution, $117.8 million will be paid in cash, $16.7 million will be distributed in i-units to our i-unitholder, and $0.4 million will be retained from our general partner in respect of the i-unit distribution to maintain its two percent general partner interest.

15. SUPPLEMENTAL CASH FLOWS INFORMATION

The following table provides supplemental information for our “Adjustments to reconcile net income to net cash provided: Other” balance in our consolidated statements of cash flows.

	For the three month period ended March 31,
	2010	2009
	(in millions)
Discount accretion	$0.1	$3.0
Environmental liabilities	4.6	0.2
Amortization of debt issuance and hedging costs	5.5	1.7
Deferred income taxes	0.3	0.3
Allowance for equity used during construction	(14.3)	—
Allowance for doubtful accounts	(4.0)	—
Other	0.6	(0.1)

	$(7.2)	$5.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes included in “Item 1. Financial Statements” of this report.

Our operating results for the three month period ended March 31, 2010 surpassed our expectations, primarily due to the performance of our Liquids segment assets. Additionally, we continue to reap the benefits of the cost containment measures we implemented during 2009 as well as the cash flow we derive from our stable platform of midstream energy assets and solid liquidity position. As a result of the consistent and sustainable growth in our cash flows, the board of directors of Enbridge Management, L.L.C., as delegate of our general partner, announced a $0.05 per unit increase in our annual distribution rate to $4.01 per year. With the substantial completion of our historic capital expansion program, we are well positioned to pursue opportunities for accretive acquisitions in or near areas in which we have a competitive advantage or in areas where we can deploy our successful operating strategy to enhance the value of our franchise.

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

The following table reflects our operating income by business segment and corporate charges for each of the three months ended March 31, 2010 and 2009. We have removed from “Income from continuing operations,” for the three month period ended March 31, 2009, the amounts comprising the operating results of non-core natural gas pipeline assets that we sold in November 2009 and presented the amounts in “Income from discontinued operations.”

	For the three month period ended March 31,
	2010	2009
	(unaudited; in millions)
Operating Income
Liquids	$128.7	$102.2
Natural Gas	36.6	16.3
Marketing	5.5	4.4
Corporate, operating and administrative	—	(0.9)

Total Operating Income	170.8	122.0
Interest expense	59.3	51.3
Other income (expense)	16.8	(0.5)
Income tax expense	2.2	2.0

Income from continuing operations	126.1	68.2
Income from discontinued operations	—	0.4

Net income	126.1	68.6
Less: Net income attributable to noncontrolling interest	10.7	—

Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$115.4	$68.6

Contractual arrangements in our Liquids, Natural Gas and Marketing segments expose us to market risk associated with changes in commodity prices where we receive crude oil, natural gas or NGLs in return for the services we provide or where we purchase natural gas or NGLs. Our unhedged commodity position is fully exposed to fluctuations in commodity prices. These fluctuations can be significant if commodity prices experience significant volatility. We employ derivative financial instruments to hedge a portion of our commodity position and to reduce our exposure to fluctuations in crude oil, natural gas and NGL prices. Some of these derivative financial instruments do not qualify for hedge accounting under the provisions of authoritative accounting guidance, which can create volatility in our earnings that can be significant. However, these fluctuations in earnings do not affect our cash flow. Cash flow is only affected when we settle the derivative instrument.

Summary Analysis of Operating Results

Liquids

Operating income from our Liquids segment increased for the three month period ended March 31, 2010 from the same period in 2009 primarily due to the following:

•	Transportation rate increases that went into effect on the following dates:

•	April 2009 for the completion and start-up of the second stage of our Southern Access Project;

•	July 2009 for the annual index rate ceiling adjustment; and

•	January 2010 for the completion of phase VI of our North Dakota expansion project.

•	Additional revenue resulting from higher crude oil prices associated with the allowance oil we receive in connection with our transportation services; and

•	Higher delivered volumes on our North Dakota system as a result of the completion of the Phase VI expansion.

The above increases to operating income were partially offset by:

•

Revenue we recognized in the three month period ended March 31, 2009 associated with a joint tolling arrangement with the Mustang Pipe Line, LLC, or Mustang, that we did not recognize during the same period in 2010;

•	Containment, cleanup and repair costs incurred in connection with an oil release on Line 2b of our Lakehead system in January 2010; and

•	Increased operating costs and depreciation associated with the additional assets we have placed into service.

Natural Gas

The following factors affected the operating income of our Natural Gas business for the three months ended March 31, 2010 as compared with the same period of 2009:

•

Unrealized, non-cash, mark-to-market net gains of $10.2 million associated with derivative financial instruments that do not qualify for hedge accounting treatment under authoritative accounting guidance in 2010 compared with $10.0 million of net losses we experienced in the same period of 2009;

•	Decline in transportation volumes associated with lower natural gas production in the areas we serve; and

•	Reduced workforce related costs associated with our systems.

Marketing

The operating results of our Marketing segment for the three months ended March 31, 2010 compared to the same period of 2009 were affected by the following:

•	A decrease in operating income derived from the sale of natural gas to our customers as a result of narrowing natural gas transportation differentials between market centers; and

•

Unrealized, non-cash, mark-to-market net losses of $0.4 million in 2010 compared to $6.9 million of losses generated in the same period of 2009 associated with derivative financial instruments that do not qualify for hedge accounting treatment under authoritative accounting guidance.

Derivative Transactions and Hedging Activities

We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in commodity prices and interest rates and reduce variability in our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices or interest rates. We record all derivative instruments in our consolidated financial statements at fair market value pursuant to the requirements of applicable authoritative accounting guidance. We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

•	Natural gas and Marketing segment commodity-based derivatives— “Cost of natural gas”

•	Liquids segment commodity-based derivatives—“Operating revenue”

•	Corporate interest rate derivatives—“Interest expense”

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net unrealized gains and losses associated with the changes in fair value of our derivative financial instruments:

	For the three month period ended March 31,
	2010	2009
	(unaudited; in millions)
Liquids segment
Non-qualified hedges	$(1.2)	$—
Natural Gas segment
Hedge ineffectiveness	0.5	(0.2)
Non-qualified hedges	9.7	(9.8)
Marketing
Non-qualified hedges	(0.4)	(6.9)

Commodity derivative fair value gains (losses)	8.6	(16.9)
Corporate
Non-qualified interest rate hedges	(0.5)	—

Derivative fair value gains (losses)	$8.1	$(16.9)

RESULTS OF OPERATIONS—BY SEGMENT

Liquids

The following tables set forth the operating results and statistics of our Liquids segment assets for the periods presented:

	For the three month period ended March 31,
	2010	2009
	(unaudited; in millions)
Operating Results
Operating revenues	$261.8	$219.4

Operating and administrative	63.7	54.4
Power	32.3	33.4
Depreciation and amortization	37.1	29.4

Operating expenses	133.1	117.2

Operating Income	$128.7	$102.2

Operating Statistics
Lakehead system:
United States(1)	1,266	1,265
Province of Ontario(1)	358	354

Total Lakehead system deliveries(1)	1,624	1,619

Barrel miles (billions)	108	105

Average haul (miles)	738	720

Mid-Continent system deliveries(1)	206	239

North Dakota system:
Trunkline	161	108
Gathering	6	6

Total North Dakota system deliveries(1)	167	114

Total Liquids Segment Delivery Volumes(1)	1,997	1,972

(1)	Average barrels per day in thousands.

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Our Liquids segment accounted for $128.7 million of operating income for the three month period ended March 31, 2010, representing an increase of $26.5 million over the same period in 2009. Operating revenue for the three month period ended March 31, 2010 increased by $42.4 million to $261.8 million from $219.4 million for the same period in 2009. The increase in operating revenue is due to the following:

•	Increased average rates for transportation on all of our major systems as noted below;

•	Additional revenue resulting from higher crude oil prices associated with the allowance oil we receive in connection with our transportation services;

•	Higher delivered volumes on our North Dakota system; and

•	Revenue recognized in 2010 resulting from our application of the provisions of regulatory accounting.

Partially offsetting these increases in operating revenue was revenue we recognized in the three month period ended March 31, 2009 resulting from our joint tolling arrangement with Mustang that we did not recognize for the same period in 2010.

Increases in average transportation rates on all three Liquids systems contributed approximately $39.8 million of additional operating revenue. The rate increases included the following:

•

Effective April 1, 2009, we increased the rates for transportation on our Lakehead system in connection with the completion of Stage 2 of our Southern Access Project. We also increased the transportation rates on our Lakehead system for additional facilities we added for which we receive a cost-of-service return and a true-up for costs associated with our Southern Access Stage 1 project;

•	Effective July 1, 2009, we increased the average transportation rates on all three of our Liquids systems in connection with the annual index rate ceiling adjustment; and

•	Effective January 1, 2010, we increased the rates for transportation on our North Dakota system to include a new surcharge related to the recent completion of our Phase VI Expansion program.

Our transportation tariffs allow our pipelines to deduct an allowance from our customers for the transportation of their crude oil. We recognize revenue for this allowance at the prevailing market price for crude oil. The average prices of crude oil during the three month period ended March 31, 2010 were substantially higher than the average prices for the same period of 2009. For example, the average price of West Texas Intermediate crude oil has increased approximately 83 percent for the three month period ended March 31, 2010, as compared with the same period in 2009. As a result of the increase in crude oil prices, we have experienced an approximate $7.3 million increase in allowance oil revenues.

In March 2010, we began to use forward contracts to hedge a portion of the crude oil volumes we expect to receive from our customers as part of the transportation of their crude oil. We subsequently sell this crude oil at market rates. We executed derivative financial instruments for the current year which will fix the sales price we will receive in the future for this crude oil. We elected not to designate these derivative financial instruments as cash flow hedges due to the relatively small volumes of crude oil involved. As a result of the change in the forward price of crude oil in the three month period ended March 31, 2010, we recognized $1.2 million of unrealized non-cash mark-to-market net losses related to these derivative financial instruments that do not qualify for hedge accounting.

Average delivery volumes on our North Dakota system increased approximately 47 percent, to 167,000 Bpd for the three month period ended March 31, 2010 from 114,000 Bpd during the same period in 2009. This increase contributed an additional $7.4 million to operating revenue. The increase in average deliveries on our North Dakota system is the result of our completion in late 2009 of the Phase VI expansion of our North Dakota system, which increased the system capacity to 161,000 Bpd from the 110,000 Bpd that was previously available. We anticipate that our first full year of earnings before interest, income tax, depreciation and amortization expenses from the Phase VI expansion of our North Dakota system will approximate $35 million.

During 2010, we recognized $2.3 million of revenue and a corresponding regulatory receivable for amounts we will recover in future periods under the terms of the transportation agreements established for our Southern Access pipeline. The revenue we recognized is due to fewer volumes being transported on our system than anticipated when our current rates were established under the cost-of-service recovery model. These revenues were earned during the three month period ended March 31, 2010, and will be realized as cash throughout the rest of 2010 and 2011 through our updated transportation rates that became effective April 1, 2010.

For the three month period ended March 31, 2009, we recognized approximately $13.8 million of operating revenue on our Lakehead system for services provided from October 2005 through December 2008 in connection with a joint tariff arrangement between Enbridge Energy, Limited Partnership, or the OLP, and Mustang. Similar revenues were not recorded during the three month period ended March 31, 2010.

Operating and administrative expenses for the Liquids segment increased $9.3 million for the three months ended March 31, 2010 as compared with the same period in 2009 primarily due to the following:

•	Increased workforce related costs associated with the operational, administrative, regulatory, and compliance support necessary for our systems resulting from our recently completed expansions;

•	Approximately $4.0 million of containment, cleanup and repair costs incurred in connection with a crude oil release on Line 2b of our Lakehead system; and

•

Higher operating costs associated with our lease of Line 13 from an affiliate of Enbridge Energy Company, Inc., our general partner, which contributed $3.1 million to our costs, which we are recovering through a tolling surcharge on our Lakehead system with the net effect on our cash flow and operating income expected to approximate zero over the life of the lease.

Power costs decreased $1.1 million in the three month period ended March 31, 2010, compared with the same period in 2009. The decline in power costs is primarily associated with the additional capacity provided by our Southern Access Project that has enabled us to more efficiently utilize our pipelines to transport crude oil. The larger diameter pipeline that was used to construct the Southern Access Project allows for crude oil to more easily flow through our system by increasing the overall capacity of the Lakehead system which in turn allows the system to operate more efficiently and reduce the costs of pumping crude oil through the system.

The increase in depreciation expense of $7.7 million is directly attributable to the additional assets we have placed in service during 2009 and 2010, the most significant of which are the second stage of the Southern Access Project and the North Dakota Phase VI expansion that we placed in service during the second quarter of 2009 and the first quarter of 2010, respectively.

Future Prospects Update for Liquids

The following discussion provides an update to the status of projects that we and Enbridge Inc., or Enbridge, are currently developing and should be read in conjunction with the information included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Partnership Projects

Alberta Clipper

The Alberta Clipper Project involves construction of a new 36-inch diameter pipeline from Hardisty, Alberta, Canada to Superior, Wisconsin, generally within or alongside our existing rights-of-way in the United States and Enbridge’s existing rights-of-way in Canada. The Alberta Clipper Project will interconnect with our existing mainline system in Superior where it will provide access to our full range of delivery points and storage options, including Chicago, Illinois, Toledo, Ohio, Sarnia, Ontario, Patoka, Illinois and Cushing, Oklahoma. The project will have an initial capacity of 450,000 Bpd, is expandable to 800,000 Bpd and will form part of the existing Enbridge system in Canada and our Lakehead system in the United States. The transportation service agreements for the Alberta Clipper Project provide for a full cost of service recovery with a return of 225 basis points over the NEB multi pipeline rate of return.

We anticipate our share of the first full year of earnings before interest, income tax, depreciation and amortization expenses resulting from operating this pipeline will approximate $55 million.

The United States segment of the Alberta Clipper Project was mechanically complete in March 2010 and was ready for service on April 1, 2010. The process of linefill for the United States segment has begun and will be complete by the end of this year. As a result of excellent progress made during the winter construction period that ended in March 2010, the cost of the United States segment is expected to approximate $1.2 billion, with expenditures to date totaling $1.1 billion.

We filed the tariff for the United States segment of the Alberta Clipper crude oil pipeline with the FERC effective April 1, 2010 based on the Alberta Clipper U.S. Term Sheet. Filings in early 2010 by shippers requesting the FERC to delay the tariff were dismissed by the FERC in March 2010 in docket number IS10-139-000.

Other Matters

In March 2010, the NEB approved the application of a competing pipeline company to construct a crude oil pipeline from Hardisty, Alberta to the United States Gulf Coast that could be in service during the 2013 to 2014 timeframe. We are currently evaluating the impact, if any, this competing pipeline may have on the operations of our Lakehead system.

Natural Gas

The following tables set forth the operating results of our Natural Gas segment assets and approximate average daily volumes of our major systems in millions of British Thermal Units per day, or MMBtu/d, for the periods presented. The amounts we present have been revised to exclude the results of the discontinued operations, which are discussed below in the section labeled Other Matters.

	For the three month period ended March 31,
	2010	2009
	(unaudited; in millions)
Operating revenues	$984.7	$583.1

Cost of natural gas	847.8	460.8
Operating and administrative	69.6	75.4
Depreciation and amortization	30.7	30.6

Operating expenses	948.1	566.8

Operating Income	$36.6	$16.3

Operating Statistics (MMBtu/d)
East Texas	1,195,000	1,631,000
Anadarko	547,000	597,000
North Texas	347,000	408,000

Total	2,089,000	2,636,000

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Our Natural Gas segment contributed $36.6 million of operating income for the three month period ended March 31, 2010, an increase of $20.3 million from the $16.3 million contributed in the corresponding period of 2009. The following discussion presents the primary factors affecting the operating income of our Natural Gas business for the three month period ended March 31, 2010 as compared with the same period of 2009:

•

A $20.2 million increase resulting from $10.2 million of unrealized, non-cash, mark-to-market net gains from derivative instruments that do not qualify for hedge accounting treatment under authoritative accounting guidance, as compared with losses of $10.0 million for the same period of 2009;

•	Lower average daily volumes of natural gas on our systems, as a result of lower natural gas production associated with reduced drilling by natural gas producers in the areas we serve; and

•	Overall improvement in operating and administrative costs as a result of reduced workforce-related costs associated with our systems.

Changes in the average forward prices of natural gas, NGLs and condensate from December 31, 2009 to March 31, 2010, produced unrealized, non-cash, mark-to-market net gains of $10.2 million from our non-qualifying commodity derivatives used to economically hedge a portion of the natural gas, NGLs and condensate in our Natural Gas segment. Forward prices for natural gas moved lower during the first quarter in both 2009 and 2010, producing gains on natural gas hedges used to fix the price of natural gas we sell. Additionally, fractionation spreads increased during the first quarters of 2009 and 2010 as natural gas forward prices decreased relative to fairly steady crude oil and heavy NGL forward prices during the same period.

Comparatively, the forward prices for natural gas at December 31, 2008 were higher than the prices at March 31, 2009, producing unrealized non-cash mark-to-market net losses of $10.0 million from the derivative instruments we use to fix the price of the natural gas we purchase for processing. These net losses were partially offset by unrealized non-cash mark-to-market net gains resulting from modestly higher forward and daily NGL prices at March 31, 2009 as compared with the prices at December 31, 2008, associated with the derivatives we use to hedge the sales prices of a portion of the NGLs we derive from processing natural gas.

The following table depicts the effect that unrealized, non-cash, mark-to-market net gains and losses had on the operating results of our Natural Gas segment for the three month periods ended March 31, 2010 and 2009:

	For the three month period ended March 31,
	2010	2009
	(unaudited; in millions)
Hedge ineffectiveness	$ 0.5	$ (0.2)
Non-qualified hedges	9.7	(9.8)

Derivative fair value gains (losses)	$ 10.2	$ (10.0)

Revenue for our Natural Gas business is derived from the fees or commodities we receive from the gathering, transportation, processing and treating of natural gas and NGLs for our customers. We are exposed to fluctuations in commodity prices in the near term on approximately 10 to 25 percent of the natural gas, NGLs and condensate we expect to receive as compensation for our services. As a result of this unhedged commodity price exposure, our margins generally increase when the prices of these commodities are rising and generally decrease when the prices are declining. During the three month period ended March 31, 2010, NGL and condensate prices decreased at a slower rate when compared to natural gas prices, creating a favorable environment for processing NGL and condensate. Comparatively, during the three month period ended March 31, 2009, commodity prices for NGL, condensate increased while natural gas prices decreased also creating a favorable pricing environment for the processing of NGLs and condensate.

Our volumes and revenues are the result of wellhead supply contracts and drilling activity in the areas served by our Natural Gas business, primarily the Bossier Trend, Barnett Shale, Granite Wash, and most recently the Haynesville Shale. During the three month period ended March 31, 2010, natural gas volumes on our systems decreased 21 percent resulting from declines in production and shut-in natural gas. Due to the erosion of natural gas prices over the past year, producers have reduced drilling activity levels compared to 2009 and the number of approved drilling permits in Texas for the three month period ended March 31, 2010 has declined 19 percent from the same period in 2009. Existing active drilling rigs in the areas we serve have also declined 25 percent during the three month period ended March 31, 2010 from levels that existed in the corresponding period in 2009. Although the level of active drilling rigs has declined from the three month period ended March 31, 2009 compared to the same period in 2010, we have seen active drilling rigs in the areas we serve increase by 26 percent from levels that existed during the fourth quarter of 2009.

Although demand for natural gas has begun to stabilize, the declining natural gas prices over the past year have forced producers to reduce their output of natural gas, which has in turn resulted in lower volumes being transported on our systems. Natural gas producers have begun increasing drilling activity in the areas we serve as commodity prices stabilize. We are positioned to capitalize on any future increases in natural gas production, in large part due to the expansions we have completed in recent years. Another factor that could lead to more demand for our services is the recent discovery of the Haynesville Shale in western Louisiana and eastern Texas. The Haynesville Shale has the potential of being the largest natural gas discovery in the United States. If proven, the discovery could create more drilling activity around our East Texas system, increasing the demand for our services. In February 2010, we announced an expansion project on our East Texas system to capitalize on the growth opportunities that exist in the Haynesville Shale area, referred to as the South Haynesville Shale expansion project. For a discussion of our South Haynesville Shale expansion project, see Future Prospects for Natural Gas below.

A variable element of our Natural Gas segment’s operating results is derived from processing natural gas under keep-whole arrangements on our East Texas, North Texas and Anadarko systems. Operating revenue less the cost of natural gas derived from keep-whole processing arrangements for the three month period ended March 31, 2010 was $18.2 million, representing an increase of $6.3 million, or 53 percent, from the $11.9 million we produced for the same period in 2009. The pricing environment that existed for NGLs and condensate for the three month period ended March 31, 2010 was favorable when compared to the same period in 2009, increasing the operating income we derive from keep-whole processing arrangements.

Operating and administrative costs of our Natural Gas segment were $5.8 million lower for the three month period ended March 31, 2010 compared to the same period in 2009, primarily due to a reduction in workforce related costs associated with our systems. The costs allocated to our Natural Gas business from our general partner were modified to reflect changes in the factors used to allocate work-force related costs among our businesses. Our general partner charges us the costs associated with employees and related benefits for personnel that are assigned to us or otherwise provide us with managerial and administrative services.

Future Prospects for Natural Gas

The following discussion provides an update to the status of projects we and Enbridge are developing and should be read in conjunction with the information included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Partnership Projects

South Haynesville Shale Expansion

In February 2010, we announced plans to expand our East Texas system by constructing three lateral pipelines into the East Texas portion of the Haynesville Shale. In addition, we plan to construct a large diameter lateral pipeline from Shelby County to Carthage, expanding our recently completed Shelby County Loop expansion. The expansion into the Haynesville Shale area is expected to increase utilization of the capacity of our East Texas system by 900 million cubic feet per day, or MMcf/d. Commitments from natural gas producers in the form of minimum bill contracts, acreage dedications and other contractual structures are more than sufficient to proceed with the project. Materials, pipeline routing and construction planning for the project are underway. The pipeline portions of the project will be completed in stages beginning in the second quarter of 2010 and finishing in the second quarter of 2011. Future compression will be layered in, as needed, after the completion of the pipelines.

Anadarko Cryogenic Processing Facility

In April 2010, we announced plans to construct a cryogenic processing plant on our Anadarko natural gas gathering system. The processing facility will have a planned capacity of 150 MMcf/d and is intended to accommodate the resurgence of horizontal drilling activity that exists in the Granite Wash Formation in the Texas Panhandle, where our Anadarko system is located. The new plant, when operational, will increase our Anadarko natural gas gathering system’s total processing capacity to more than 650 MMcf/d. The new plant is anticipated to be operational by the end of the first quarter of 2011.

Other Matters

2009 Asset Disposition

In November 2009, we sold non-core natural gas pipeline assets located predominantly outside of Texas. We have removed the operating results related to the divestiture of these assets from our historical operating results and included the results in “Income from discontinued operations” on our consolidated statement of income for the three months ended March 31, 2009. The following table presents the operating results of the discontinued operations of our natural gas pipeline assets that we derived from historical financial information:

For the three month period ended March 31, 2009
(in millions)
Operating revenue	$56.1

Operating expenses
Cost of natural gas	46.7
Operating and administrative	5.2
Depreciation and amortization	3.8

55.7

Income from discontinued operations	$0.4

Marketing

The following table sets forth the operating results of our Marketing segment assets for the periods presented. The amounts have been revised to exclude the operating results associated with the non-core natural gas assets we sold in November 2009, as previously addressed in our Natural Gas segment discussion:

	For the three month period ended March 31,
	2010	2009
	(unaudited; in millions)
Operating revenues	$684.7	$638.7

Cost of natural gas	676.4	632.1
Operating and administrative	2.7	1.8
Depreciation and amortization	0.1	0.4

Operating expenses	679.2	634.3

Operating Income	$5.5	$4.4

A majority of the operating income of our Marketing segment is derived from selling natural gas to customers that we have received from producers on our Natural Gas segment assets. Our Natural Gas segment transportation assets provide our Marketing business with access to multiple downstream natural gas pipelines, which it can use to transport natural gas to primary markets where it can be sold at more favorable prices.

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Operating income for the Marketing business contributed $5.5 million for the three month period ended March 31, 2010, which was $1.1 million more than the $4.4 million contributed in the same period of 2009. Included in the operating results of our Marketing segment for the three month period ended March 31, 2010 were unrealized, non-cash, mark-to-market net losses of $0.4 million associated with derivative financial instruments that do not qualify for hedge accounting treatment under authoritative accounting guidance, as compared with the $6.9 million of unrealized non-cash, mark-to-market net losses for the same period in 2009.

Offsetting the favorable impact of fewer unrealized non-cash, mark-to-market net losses is a decline in operating income in the current quarter compared with the same quarter last year resulting from a narrower basis in natural gas prices between receipt and delivery points where natural gas is purchased and sold by our Marketing business.

Operating and administrative costs for our Marketing segment were $0.9 million higher for the three month period ended March 31, 2010 compared to the same period in 2009.

Corporate

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Interest expense was $59.3 million for the three month period ended March 31, 2010 compared with $51.3 million for the corresponding period in 2009. The increase is primarily the result of a higher weighted average outstanding debt balance during the three month period ended March 31, 2010 as compared with the same period in 2009 partially offset by a lower weighted average interest rate for the 2010 period in relation to the 2009 period. The increased weighted average outstanding debt balance was primarily a result of the following:

•	Approximately $300 million of weighted average debt outstanding under the A1 Credit Facility associated with the July 2009 Alberta Clipper Project joint funding arrangement; and

•	The issuance and sale in March 2010 of $500 million of our 5.20% senior unsecured notes due 2020.

Our weighted average interest rate was 6.14% for the three month period ended March 31, 2010, as compared with 7.20% for the same period in 2009.

Further contributing to the increase in interest expense is the $8.1 million decrease in interest capitalized to our construction projects for the three month period ended March 31, 2010 as compared with the same period in 2009 due to fewer major construction projects. For the three month periods ended March 31, 2010 and 2009, our interest cost is comprised of the following:

	For the three month period ended March 31,
	2010	2009
	(unaudited; in millions)
Interest expense	$59.3	$51.3
Interest capitalized	4.8	12.9

Interest cost incurred	$64.1	$64.2

We are exposed to interest rate risk associated with changes in interest rates on our variable rate debt. Our variable interest rate borrowing cost is determined at the time of each borrowing or interest rate reset based upon a posted London Interbank Offered Rate, or LIBOR, for the period of borrowing or interest rate reset, plus a defined credit spread. In order to mitigate the negative effect high interest rates have on our cash flows, we purchased interest rate caps, which establish a ceiling averaging approximately 1.12% on the interest rates we pay on up to $400 million of our variable rate indebtedness through January 2011. The interest rate caps do not qualify for hedge accounting and, as a result, the fair values of these derivative financial instruments are recorded as assets or liabilities on our consolidated statements of financial position with the changes in fair value recorded as corresponding increases or decreases in “Interest expense” on our consolidated statements of income. For the three month period ended March 31, 2010, we recorded $0.5 million of unrealized, non-cash, mark-to-market net losses associated with the changes in fair value of these derivatives that resulted from the increase in interest rates from December 31, 2009 to March 31, 2010. We did not record any unrealized, non-cash, mark-to-market gains or losses for the three month period ended March 31, 2009.

In August 2009, we applied the provisions of regulatory accounting to our Alberta Clipper Project when the project received its Presidential Border Crossing Permit from the U.S. Department of State. In conjunction with our application of the provisions of regulatory accounting, we record an allowance for equity during construction, referred to as AEDC, in “Other income” on our consolidated statement of income. For the three month period ended March 31, 2010 we recorded $14.3 million of AEDC on our consolidated statement of income related to Alberta Clipper Project.

LIQUIDITY AND CAPITAL RESOURCES

As computed in the following table, we had in excess of $1.0 billion of liquidity at March 31, 2010 to meet our ongoing operational, investment and financing needs as noted below.

(in millions)
Availability under Credit Facility	$889.0
Cash and cash equivalents	168.2

Total	$1,057.2

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

Our current business strategy emphasizes developing and expanding our existing Liquids and Natural Gas segments through targeted acquisitions and limited organic growth. We expect to fund long-term cash requirements for acquisitions and organic growth projects from several sources including cash flows from operating activities, our commercial paper program, our Credit Facility, and issuances of additional equity and debt securities. Likewise, we anticipate initially retiring our maturing debt with similar borrowings on these existing facilities. We expect to obtain permanent financing as needed through the issuance of additional equity and debt securities, which we will use to repay amounts initially drawn to fund these activities, although there can be no assurance that such financings will be available on favorable terms, if at all.

Capital Resources

Equity and Debt Securities

Execution of our growth strategy and completion of our planned construction projects contemplate our accessing the public and private equity and credit markets to obtain the capital necessary to fund these projects. We have issued a balanced combination of debt and equity securities to fund our expansion projects. Our internal growth projects and targeted acquisitions may require additional permanent capital and continue to require us to bear the cost of constructing these new assets before we begin to realize a return on them. If market conditions change and capital markets again become constrained, our ability and willingness to complete future debt and equity offerings may be limited. The timing of any future debt and equity offerings will depend on various factors, including prevailing market conditions, interest rates, our financial condition and our credit rating at the time.

In March 2010, we successfully issued and sold $500 million in principal amount of our 5.20% senior unsecured notes due 2020 for net proceeds of approximately $496.1 million, after payment of underwriting discounts, commissions and offering expenses. We used the net proceeds to reduce a portion of our outstanding commercial paper and Credit Facility borrowings that we had previously used to finance a portion of our capital expansion projects. We temporarily invested a portion of the remaining proceeds for use in a future period to fund additional expenditures under our capital expansion programs.

Available Credit

Two primary sources of liquidity are provided by the commercial paper market and our Credit Facility. We have a $600 million commercial paper program that is supported by our long-term Credit Facility, which we access primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the interest rates available to us for commercial paper are more favorable than the rates available under our Credit Facility.

Credit Facility

At March 31, 2010, we had no amounts outstanding under our Credit Facility and letters of credit totaling $3.5 million. The amounts we may borrow under the terms of our Credit Facility are reduced by the principal amount of our commercial paper issuances and the balance of our letters of credit outstanding. At March 31, 2010, we could borrow $889.0 million under the terms of our Credit Facility, determined as follows:

(in millions)
Total credit available under Credit Facility	$1,167.5
Less: Amounts outstanding under Credit Facility	—
Balance of letters of credit outstanding	3.5
Principal amount of commercial paper issuances	275.0

Total amount we could borrow at March 31, 2010	$889.0

Individual borrowings under the terms of our Credit Facility generally become due and payable at the end of each contract period, which is typically a period of three months or less. We have the option to repay these amounts on a non-cash basis by net settling with the parties to our Credit Facility by contemporaneously borrowing at the then current rate of interest and repaying the principal amount due. During the three month periods ended March 31, 2010 and 2009, we net settled borrowings of approximately $915 million and $240 million, respectively, on a non-cash basis.

Commercial Paper

At March 31, 2010 we had $275.0 million of commercial paper outstanding, at a weighted average interest rate of 0.35%, before the effect of our interest rate hedging activities. Under our commercial paper program, we had net borrowings of approximately $274.9 million during the three month period ended March 31, 2010, which include gross issuances of $734.9 million and gross repayments of $460.0 million. At March 31, 2010 we could issue an additional $325.0 million in principal amount under our commercial paper program. The commercial paper we can issue is limited by the credit available under our Credit Facility.

Joint Funding Arrangement for Alberta Clipper Project

In July 2009, we entered into a joint funding arrangement to finance construction of the United States segment of the Alberta Clipper Project, with several of our affiliates and affiliates of Enbridge. In March 2010, we refinanced $324.6 million of amounts we had outstanding and payable to our general partner under the A1 Credit Agreement, a credit agreement between our general partner and us to finance the Alberta Clipper Project, by issuing a promissory note payable to our general partner, at which time we also terminated the A1 Credit Agreement. The promissory note payable, which we refer to as the A1 Term Note, matures on March 15, 2020, bears interest at a fixed rate of 5.20% and has a maximum loan amount of $400 million. The terms of the A1 Term Note are similar to the terms of our senior notes, except that the A1 Term Note has recourse only to the assets of the United States portion of the Alberta Clipper Project. Under the terms of the A1 Term Note, we have the ability to increase the principal amount outstanding to finance the debt portion of the investment our general partner is obligated to make pursuant to the Alberta Clipper Joint Funding Arrangement to finance any additional costs associated with our construction of our portion of the Alberta Clipper Project we incur after the date the original A1 Term Note was issued. The increases we make to the principal balance of the A1 Term Note will also mature on March 15, 2020. At March 31, 2010, we had approximately $332.9 million outstanding under the A1 Term Note.

Our general partner also made equity contributions totaling $77.3 million to the OLP, during the three month period ended March 31, 2010, to fund its equity portion of the construction costs associated with the Alberta Clipper Project. We allocated $10.7 million of earnings to our general partner for its 66.67 percent of the earnings of the Alberta Clipper Project derived from the allowance for equity during construction, which is presented in our consolidated statements of income as “Net income attributable to noncontrolling interest.”

Cash Requirements for Future Growth

Capital Spending

We expect to make additional expenditures during the next year for the construction of natural gas and crude oil transportation infrastructure primarily for the Alberta Clipper Project. In 2010, we expect to spend approximately $788.5 million on the Alberta Clipper Project and other expansion projects associated with our liquids and natural gas systems with the expectation of realizing additional cash flows as projects are completed and placed into service. At March 31, 2010 we had approximately $129.3 million in outstanding purchase commitments attributable to capital projects for the construction of assets that will be recorded as property, plant and equipment during 2010.

Acquisitions

We continue to assess ways to generate value for our unitholders, including reviewing opportunities that may lead to acquisitions or other strategic transactions, some of which may be material. We evaluate opportunities against operational, strategic and financial benchmarks before pursuing. We expect to pursue potential acquisitions with a focus on natural gas pipelines, refined products pipelines, terminals and related facilities. We will seek opportunities for accretive acquisitions throughout the United States, particularly in the United States Gulf Coast area, where asset acquisitions are anticipated in and around our existing natural gas business. We expect to obtain the funds needed to make acquisitions through a combination of cash flows from operating activities, borrowings under our Credit Facility and the issuance of additional debt and equity securities. All acquisitions are considered in the context of the practical financing constraints presented by the capital markets.

Forecasted Expenditures

We categorize our capital expenditures as either core maintenance or enhancement expenditures. Core maintenance expenditures are those expenditures that are necessary to maintain the service capability of our existing assets and includes the replacement of system components and equipment which is worn, obsolete or completing its useful life. We also include a portion of our expenditures for connecting natural gas wells, or well-connects, to our natural gas gathering systems as core maintenance expenditures. Enhancement expenditures include our capital expansion projects and other projects that improve the service capability of our existing assets, extend asset useful lives, increase capacities from existing levels, reduce costs or enhance revenues and enable us to respond to governmental regulations and developing industry standards.

We estimate our capital expenditures based upon our strategic operating and growth plans, which are also dependent upon our ability to produce or otherwise obtain the financing necessary to accomplish our growth objectives. The following table sets forth our estimates of capital expenditures we expect to make for system enhancement and core maintenance for the year ending December 31, 2010. Although we anticipate making the expenditures in 2010, these estimates may change due to factors beyond our control, including weather-related issues, construction timing, changes in supplier prices or poor economic conditions. Additionally, our estimates may also change as a result of decisions made at a later date to revise the scope of a project or undertake a particular capital program or an acquisition of assets. We made capital expenditures of $189.1 million, including $8.4 million on core maintenance activities, for the three month period ended March 31, 2010. For the full year ending December 31, 2010, we anticipate our capital expenditures to approximate the following:

Total Forecasted Expenditures
(in millions)
System enhancements	$284.2
Core maintenance activities	90.7
South Haynesville	87.8
Alberta Clipper	325.8

$788.5

We maintain a comprehensive integrity management program for our pipeline systems, which relies on the latest technologies that include internal pipeline inspection tools. These internal pipeline inspection tools identify internal and external corrosion, dents, cracking, stress corrosion cracking and combinations of these conditions. We regularly assess the integrity of our pipelines utilizing the latest generations of metal loss, caliper and crack detection internal pipeline inspection tools. We also conduct hydrostatic testing to determine the integrity of our pipeline systems. Accordingly, we incur substantial expenditures each year for our integrity management programs.

Under our capitalization policy, expenditures that replace major components of property or extend the useful lives of existing assets are capital in nature while expenditures to inspect and test our pipelines are usually considered operating expenses. The capital components of our programs have increased over time as our pipeline systems age. We anticipate beginning a comprehensive program in 2010 to upgrade sections of our liquids petroleum pipeline system located in eastern Michigan that were installed in the late 1960s. This program will likely extend over several years and will require additional capital expenditures.

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

The following table provides summarized information about the timing and expected settlement amounts of our outstanding commodity derivative financial instruments based upon the market values at March 31, 2010 for each of the indicated calendar years:

	Notional	2010	2011	2012	2013	2014	Total(3)
	(dollars, in millions)
Swaps
Natural gas(1)	114,975,033	$0.9	$(11.6)	$(4.5)	$2.7	$—	$(12.5)
NGL(2)	5,033,505	(11.9)	5.3	9.1	(0.2)	—	2.3
Crude(2)	2,925,707	(8.2)	(10.1)	(4.8)	(0.3)	0.1	(23.3)
Options-calls
Natural gas—calls written(1)	640,000	(0.1)	(0.5)	—	—	—	(0.6)
Options-puts
Natural gas—puts purchased(1)	640,000	—	—	—	—	—	—
NGL—puts purchased(2)	1,031,977	2.1	2.4	3.3	—	—	7.8
Crude—puts purchased(2)	225,225	0.1	—	—	—	—	0.1
Forward contracts
Crude(2)	812,443	(0.6)	—	—	—	—	(0.6)
Natural gas(1)	47,960,822	0.5	0.6	0.4	0.3	—	1.8
NGL(2)	2,191,200	0.5	—	—	—	—	0.5

Totals		$(16.7)	$(13.9)	$3.5	$2.5	$0.1	$(24.5)

(1)	Notional amounts for natural gas are recorded in millions of British thermal units (“MMBtu”).
(2)	Notional amounts for NGL and Crude are recorded in Barrels (“Bbl”).
(3)	Fair values exclude credit adjustments of approximately $0.2 million of gains at March 31, 2010.

The following table provides summarized information about the timing and expected settlement amounts of our outstanding interest rate derivative instruments at March 31, 2010 for each of the indicated calendar years:

	Notional Amount	2010	2011	2012	2013	2014	Thereafter	Total(1)
	(dollars in millions)
Interest Rate Derivatives
Interest Rate Swaps:
Floating to Fixed	$975.0	$(5.7)	$(20.5)	$(10.5)	$(2.9)	$—	$—	$(39.6)
Fixed to Floating	125.0	3.8	4.5	2.7	0.9	—	—	11.9
Pre-issuance hedges	900.0	—	—	16.9	11.6	—	—	28.5
Interest Rate Caps	400.0	—	—	—	—	—	—	—

		$(1.9)	$(16.0)	$9.1	$9.6	$—	$—	$0.8

(1)	Fair values are presented in millions of dollars and exclude credit adjustments of approximately $0.3 million of losses at March 31, 2010.

Operating Activities

Net cash provided by our operating activities was $208.6 million for the three month period ended March 31, 2010, a decrease of $66.6 million compared with the $275.2 million generated during the same period in 2009. The change in operating cash flow is directly attributable to the operating performance of our Liquids and Natural Gas systems and marketing activities as discussed above in the section Results of Operations—By Segment. In addition, cash flows associated with changes in our working capital accounts for the three month period ended March 31, 2010 were lower than the same period of 2009 due to the general timing differences in the collection on and payment of our current and related party accounts.

Investing Activities

Net cash used in our investing activities during the three month period ended March 31, 2010 was $215.3 million, a decrease of $10.4 million from the $225.7 million used during the same period of 2009. The decrease is primarily attributable to the $10.4 million reduction of amounts spent in 2010 on our construction projects as compared to the same period of 2009. The decrease in the amounts spent on our construction projects is primarily attributable to completion of the second stage of our Southern Access Project and our North Dakota phase VI expansion project.

Financing Activities

Our net cash provided by financing activities during the three month period ended March 31, 2010 was $31.3 million, an increase of $246.3 million from the $215.0 million used during the same period in 2009. The increase in cash provided by financing activities is primarily due to the following:

•

$496.1 million of net proceeds related to the March 2010 issuance and sale of $500 million in principal amount of our 5.20% senior unsecured notes due 2020 compared with $175.0 million in principal amount of senior unsecured notes we repaid in the same period of 2009;

•	Net commercial paper borrowings of $274.9 million in 2010. Similar borrowings were not made in the same period of 2009;

•

$387.8 million we borrowed from our general partner which we used to repay $324.6 million we borrowed on the A1 Credit Facility and to fund $63.2 million of additional costs incurred for the construction of the Alberta Clipper Project; and

•	$77.3 million of capital contributions from our general partner and its affiliate during 2010 for its ownership interest in the Alberta Clipper Project.

Offsetting the cash inflows from financing activities are $765.0 million of net repayments under our Credit Facility over the $53.2 million of borrowings we made in the comparable period of 2009. Included in our net repayments under our Credit Facility for the three month period ended March 31, 2010 were gross borrowings of $995.0 million and gross repayments of $1,760.0 million, including $915.0 million of non-cash borrowings and repayments.

Also, for the three month period ended March 31, 2010 we had $22.0 million more in distributions to our partners due to a greater number of units outstanding and higher incentive distribution payments to our general partner.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements.

SUBSEQUENT EVENTS

Distribution to Partners

On April 28, 2010, the board of directors of Enbridge Energy Management, L.L.C. declared a distribution payable to our partners on May 14, 2010. The distribution will be paid to unitholders of record as of May 7, 2010, of our available cash of $134.9 million at March 31, 2010, or $1.0025 per limited partner unit. Of this distribution, $117.8 million will be paid in cash, $16.7 million will be distributed in i-units to our i-unitholder, and $0.4 million will be retained from our general partner in respect of the i-unit distribution to maintain its two percent general partner interest.

REGULATORY MATTERS

FERC Transportation Tariffs

Effective January 1, 2010, we increased the rates for transportation on our North Dakota system to include a new surcharge related to the recent completion of our Phase VI Expansion program, which increased capacity on the pipeline from 110,000 Bpd to 161,000 Bpd. This surcharge is applicable for the seven years immediately following the January 1, 2010 in-service date of the Phase VI Expansion program. The mainline expansion surcharge is applied to all mainline volumes with a destination of Clearbrook, Minnesota and the looping surcharge is applied to all volumes originating at Trenton and Alexander, North Dakota.

Effective April 1, 2010, we filed our annual tariff rate adjustment with the FERC to reflect true-ups for the difference between estimates and actual cost and throughput data for the prior year and our projected costs and throughput for 2010 related to our expansion projects. The projected costs for 2010 include two additional projects: the Alberta Clipper project, which was placed into service on April 1, 2010, and the Line 3 conversion project. Filings in early 2010 by shippers requesting the FERC to delay the tariff were dismissed by the FERC in March 2010 in docket number IS10-139-000. This tariff filing increased the average transportation rate for crude oil movements from the Canadian border to Chicago by approximately $0.52 per barrel, to an average of approximately $1.98 per barrel. We will begin to realize revenues in relation to this increased surcharge as crude oil is delivered from our pipeline, generally the month following the effective date of the tariff.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2009, in addition to information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. There have been no material changes to that information other than as presented below.

Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations and fluctuations in commodity prices of natural gas, NGLs, condensate and fractionation margins (the relative difference between the price we receive from NGL sales and the corresponding cost of natural gas purchases). Our interest rate risk exposure does not exist within any of our segments, but exists at the corporate level where our fixed and variable rate debt obligations are issued. Our exposure to commodity price risk exists within each of our segments. We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in commodity prices and interest rates, as well as to reduce volatility to our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and forecasted transaction and are not entered into with the objective of speculating on interest rates or commodity prices.

Interest Rate Derivatives

The table below provides information about our derivative financial instruments that we use to hedge the interest payments on our variable rate debt obligations that are sensitive to changes in interest rates and to lock in the interest rate on anticipated issuances of debt in the future. For interest rate swaps, the table presents notional amounts, the rates charged on the underlying notional and weighted average interest rates paid by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at March 31, 2010.

				Fair Value(3) at
Date of Maturity & Contract Type	Accounting Treatment	Notional	Average Fixed Rate(1)	March 31, 2010	December 31, 2009
		(dollars in millions)
Contracts maturing in 2010
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$250	1.68%	$(2.2)	$(2.5)
Interest Rate Caps	Non-qualifying	200	1.09%	—	0.2
Contracts maturing in 2011
Interest Rate Caps	Non-qualifying	$200	1.14%	$—	$0.3
Contracts maturing in 2013
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$600	4.15%	$(27.1)	$(16.9)
Interest Rate Swaps—Pay Fixed	Non-qualifying	125	4.35%	(10.3)	(9.2)
Interest Rate Swaps—Pay Float	Non-qualifying	125	4.75%	11.9	11.0
Contracts settling prior to maturity
2010—Pre-issuance Hedges(2)	Cash Flow Hedge	$220	4.62%	$—	$(6.8)
2012—Pre-issuance Hedges	Cash Flow Hedge	600	4.57%	16.9	24.9
2013—Pre-issuance Hedges	Cash Flow Hedge	300	4.62%	11.6	14.1

(1)	Interest rate derivative contracts are based on the one-month or three-month United States London Interbank Offered Rate, or LIBOR.

(2)	All 2010 Pre-issuance Hedges were settled in connection with our $500 million senior note debt issuance in March 2010.

(3)

The fair value is determined from quoted market prices at March 31, 2010 and December 31, 2009, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit adjustments of approximately $0.3 million of losses at March 31, 2010, with no such gains and losses at December 31, 2009.

In connection with our March 2010 issuance and sale of $500 million in principal amount of 5.20% senior notes due March 15, 2020, we paid $13.2 million to settle treasury locks we entered into to hedge the interest payments on a portion of these obligations through the maturity date of the senior notes maturing in 2020. The $13.2 million is being amortized from AOCI to “Interest expense” over the 10-year term of the senior notes.

Commodity Price Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at March 31, 2010 and December 31, 2009.

	At March 31, 2010						At December 31, 2009
			Wtd. Average Price (2)		Fair Value (3)		Fair Value (3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
Portion of contracts maturing in 2010
Swaps
Receive variable/pay fixed	Natural Gas	3,991,995	$4.13	$5.79	$—	$(6.6)	$1.6	$(3.1)
	NGL	90,000	77.68	45.30	2.9	—	3.4	—
Receive fixed/pay variable	Natural Gas	7,648,461	4.29	4.26	3.8	(3.5)	2.9	(16.0)
	NGL	2,495,350	40.39	46.34	8.7	(23.5)	9.7	(39.4)
	Crude Oil	781,347	73.33	83.87	2.1	(10.3)	3.1	(10.6)
Receive variable/pay variable	Natural Gas	70,105,844	4.08	3.98	9.6	(2.4)	13.0	(3.5)
Physical Contracts
Receive fixed/pay variable	NGL	321,200	75.94	77.22	—	(0.4)	—	(4.0)
	Crude Oil	317,000	80.03	84.40	—	(1.4)	—	(1.6)
Receive variable/pay fixed	NGL	340,000	74.26	72.43	0.6	—	0.3	—
	Crude Oil	196,000	84.26	81.11	0.6	—	1.8	—
Receive variable/pay variable	Crude Oil	299,443	81.45	80.62	0.5	(0.3)	0.1	(0.1)
	NGL	1,530,000	77.78	77.57	0.3	—	—	—
	Natural Gas	13,827,334	4.01	3.97	0.5	—	—	—
Portion of contracts maturing in 2011
Swaps
Receive variable/pay fixed	Natural Gas	878,475	$5.24	$9.78	$—	$(4.0)	$—	$(3.1)
	NGL	120,000	77.28	47.67	3.5	—	3.2	—
Receive fixed/pay variable	Natural Gas	8,631,259	4.01	5.30	1.2	(12.2)	—	(19.3)
	NGL	1,232,240	58.32	56.84	7.0	(5.2)	6.1	(7.0)
	Crude Oil	769,700	72.91	86.19	—	(10.1)	—	(10.0)
Receive variable/pay variable	Natural Gas	18,812,790	5.18	5.00	3.6	(0.2)	2.9	(0.1)
Physical Contracts
Receive variable/pay variable	Natural Gas	15,199,153	5.02	4.98	0.6	—	—	—
Portion of contracts maturing in 2012
Swaps
Receive variable/pay fixed	Natural Gas	759,709	$5.70	$9.96	$—	$(3.1)	$—	$(2.6)

Receive fixed/pay variable	Natural Gas	2,327,500	4.90	5.84	1.0	(3.1)	0.3	(4.2)
	NGL	869,250	65.14	54.27	9.8	(0.7)	7.1	(0.9)
	Crude Oil	559,980	77.92	86.85	—	(4.8)	—	(5.3)
Receive variable/pay variable	Natural Gas	1,089,000	5.65	5.03	0.7	—	0.6	—
Physical Contracts
Receive variable/pay variable	Natural Gas	11,858,120	5.07	5.03	0.4	—	—	—
Portion of contracts maturing in 2013
Swaps
Receive fixed/pay variable	Natural Gas	730,000	$9.83	$5.87	$2.7	$—	$2.3	$—
	NGL	226,665	56.86	57.56	0.4	(0.6)	—	(1.0)
	Crude Oil	467,930	86.40	87.20	2.7	(3.0)	2.3	(3.6)
Physical Contracts
Receive variable/pay variable	Natural Gas	7,076,216	5.07	5.03	0.3	—	—	—
Portion of contracts maturing in 2014
Swaps
Receive fixed/pay variable	Crude Oil	346,750	$87.93	$87.63	$0.4	$(0.3)	$—	$(0.4)

(1)	Volumes of Natural Gas are measured in millions of British Thermal Units, or MMBtu, whereas volumes of NGL and Crude Oil are measured in barrels, or Bbl.

(2)	Weighted average prices received and paid are in $/MMBtu for Natural Gas and in $/Bbl for NGL and Crude Oil.

(3)

The fair value is determined based on quoted market prices at March 31, 2010 and December 31, 2009, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit adjustments of approximately $0.3 million of gains and $1.0 million of gains at March 31, 2010 and December 31, 2009, respectively.

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at March 31, 2010 and December 31, 2009.

	At March 31, 2010						At December 31, 2009
			Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
	Commodity	Notional (1)			Asset	Liability	Asset	Liability
Portion of option contracts maturing in 2010
Calls (written)	Natural Gas(4)	275,000	$4.31	$4.27	$—	$(0.1)	$—	$(0.6)
Puts (purchased)	Natural Gas(4)	275,000	3.40	4.27	—	—	—	—
	NGL	732,325	44.30	51.59	2.1	—	3.2	—
	Crude Oil	225,225	70.87	84.96	0.1	—	0.6	—
Portion of option contracts maturing in 2011
Calls (written)	Natural Gas(4)	365,000	$4.31	$5.34	$—	$(0.5)	$—	$(0.8)
Puts (purchased)	Natural Gas(4)	365,000	3.40	5.34	—	—	—	—
	NGL	170,820	51.89	42.84	2.4	—	2.4	—
Portion of option contracts maturing in 2012
Puts (purchased)	NGL	128,832	$66.80	$45.85	$3.3	$—	$3.2	$—

(1)	Volumes of Natural gas are measured in MMBtu, whereas volumes of NGL and Crude Oil are measured in Bbl.

(2)	Strike and market prices are in $/MMBtu for Natural gas and in $/Bbl for NGL and Crude Oil.

(3)

The fair value is determined based on quoted market prices at March 31, 2010 and December 31, 2009, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit adjustments of approximately $0.1 million of losses and $0.1 million of losses at March 31, 2010 and December 31, 2009, respectively.

(4)	Transactions which, in combination, create a collar, representing a floor and ceiling on the price and provide long-term price protection.

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

	March 31, 2010	December 31, 2009
	(in millions)
Counterparty Credit Quality*
AAA	$—	$—
AA	13.2	14.2
A	(39.1)	(63.1)
Lower than A	2.2	(3.2)

	(23.7)	(52.1)
Credit valuation adjustment	(0.1)	0.9

Total	$(23.8)	$(51.2)

*	As determined by nationally-recognized statistical ratings organizations.

Item 4. Controls and Procedures

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf. We have not made any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended March 31, 2010.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I, Item 1. Financial statements, Note 10—Legal and Regulatory Proceedings, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6. Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which we hereby incorporate into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENBRIDGE ENERGY PARTNERS, L.P. (Registrant)

	By:	Enbridge Energy Management, L.L.C.
as delegate of Enbridge Energy Company, Inc. as General Partner

Date: April 29, 2010	By:	/S/ STEPHEN J. J. LETWIN
Stephen J. J. Letwin Managing Director (Principal Executive Officer)

Date: April 29, 2010	By:	/S/ MARK A. MAKI
Mark A. Maki Vice President—Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
3.1	Certificate of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (No. 33-43425)).
3.2	Certificate of Amendment to Certificate of Limited Partnership of the Partnership, dated August 28, 2001 (incorporated by reference to Exhibit 3.2 to the Partnership’s Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on October 9, 2001).
3.3	Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated August 15, 2006 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 16, 2006).
3.4	Amendment No. 1 to Fourth Amended and Restated Limited Partnership Agreement of the Partnership, dated December 28, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 3, 2008).
3.5	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated August 6, 2008 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 7, 2008).
4.1	Form of Certificate representing Class A Common Units (incorporated by reference to Exhibit 4.1 to the Partnership’s Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on October 9, 2001).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.