Form 10-K
period 2010-12-31
ENBRIDGE ENERGY PARTNERS LP
filed 2011-02-18
CIK 880285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 1-10934

ENBRIDGE ENERGY PARTNERS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-1715850
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Louisiana Street, Suite 3300, Houston, Texas 77002

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code (713) 821-2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s Class A common units held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010, was $3,899,984,834.

As of February 18, 2011 the registrant has 104,567,378 Class A common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

In this report, unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean Enbridge Energy Partners, L.P. and its consolidated subsidiaries. We refer to our general partner, Enbridge Energy Company, Inc., as our “General Partner.”

This Annual Report on Form 10-K contains forward-looking statements, which are typically identified by words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “project,” “strategy,” “target,” “could,” “should” or “will” and similar words or statements, express or implied, suggesting future outcomes or statements regarding an outlook or the negative of those terms. Although we believe that these forward-looking statements are reasonable based on the information available on the dates these statements are made and processes used to prepare the information, these statements are not guarantees of future performance, and we caution you not to place undue reliance on these statements. By their nature, these statements involve a variety of assumptions, unknown risks, uncertainties and other factors, which may cause actual results, levels of activity and performance to differ materially from those expressed or implied by these statements. Material assumptions may include, among others, the expected supply of and demand for crude oil, natural gas and natural gas liquids, or NGLs; prices of crude oil, natural gas and NGLs; inflation and interest rates; operational reliability; and weather.

Our forward-looking statements are subject to risks and uncertainties pertaining to operating performance, regulatory parameters, weather, economic conditions, interest rates and commodity prices including but not limited to those risks and uncertainties discussed in this Annual Report on Form 10-K and our other reports that we have filed or will file with the Securities and Exchange Commission, or SEC. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these factors are interdependent, and our future course of action depends on the assessment of all information available at the relevant time by those responsible for the management of our operations. Except to the extent required by law, we assume no obligation to publicly update or revise any forward-looking statements made herein whether as a result of new information, future events or otherwise. All subsequent forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements, as such may be updated in our future filings with the SEC. For additional discussion of risks, uncertainties and assumptions, see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Glossary

The following abbreviations, acronyms and terms used in this Form 10-K are defined below:

Alberta Clipper	Alberta Clipper Pipeline, a 36-inch pipeline that runs from the border near Neche, North Dakota to Superior, Wisconsin on our Lakehead system
Anadarko system	Natural gas gathering and processing assets located in western Oklahoma and the Texas panhandle which serve the Anadarko basin
AOCI	Accumulated other comprehensive income
AOSP	Athabasca Oil Sands Project, located in northern Alberta, Canada
Bbl	Barrel of liquids (approximately 42 United States gallons)
Bpd	Barrels per day
CAA	Clean Air Act
CNRL	Canadian Natural Resources Limited, an unrelated energy company
CAPP	Canadian Association of Petroleum Producers, a trade association representing a majority of our Lakehead system’s customers
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CAD	Amount denominated in Canadian dollars
CWA	Clean Water Act
DOT	United States Department of Transportation
East Texas system	Natural gas gathering, treating and processing assets in East Texas that serve the Bossier trend and Haynesville shale areas. Also includes a system formerly known as the Northeast Texas system
EDA	Equity Distribution Agreement
Elk City system	Elk City natural gas gathering and processing system
Enbridge	Enbridge Inc., of Calgary, Alberta, Canada, the ultimate parent of the General Partner
Enbridge Management	Enbridge Energy Management, L.L.C.
Enbridge system	Canadian portion of the system
Enbridge Pipelines	Enbridge Pipelines Inc.
EP Act	Energy Policy Act of 1992
EPA	Environmental Protection Agency
ERCB	Energy Resource Conservation Board, a successor regulatory body to the Alberta Energy Utility Board
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
General Partner	Enbridge Energy Company, Inc., the general partner of the Partnership
ICA	Interstate Commerce Act
ISDA®	International Swaps and Derivatives Association
Lakehead Partnership	Enbridge Energy, Limited Partnership, a subsidiary of the Partnership, also referred to as the OLP
Lakehead system	United States portion of the system
LIBOR	London Interbank Offered Rate—British Bankers’ Association’s average settlement rate for deposits in United States dollars
Mainline system	The combined liquid petroleum pipeline operations of our Lakehead system and the Enbridge system
M3	Cubic meters of liquid = 6.2898105 Bbl
MDNRE	Michigan Department of Natural Resources and Environment
MLP	Master Limited Partnership
Mcf/d	Thousand cubic feet per day

MMBtu/d	Million British Thermal units per day
MMcf/d	Million cubic feet per day
Midcoast system	Natural gas gathering, treating, processing, transmission and marketing assets acquired October 17, 2002
Mid-Continent system	Crude oil pipelines and storage facilities located in the Mid-Continent region of the United States and includes the Cushing tank farm and Ozark pipeline
NEB	National Energy Board, a Canadian federal agency that regulates Canada’s energy industry
NGA	Natural Gas Act
NGL or NGLs	Natural gas liquids
NGPA	Natural Gas Policy Act
North Dakota system	Liquids petroleum pipeline gathering system and common carrier pipeline in the Upper Midwest United States that serves the Bakken formation within the Williston basin
North Texas system	Natural gas gathering and processing assets located in the Fort Worth basin serving the Barnett shale area
NTSB	National Transportation Safety Board
NYMEX	The New York Mercantile Exchange where natural gas futures, options contracts and other energy futures are traded
NYSE	New York Stock Exchange
OLP	Enbridge Energy, Limited Partnership, also referred to as the Lakehead Partnership
OPA	Oil Pollution Act
PADD	Petroleum Administration for Defense Districts
PADD I

Consists of Connecticut, Delaware, District of Columbia, Florida, Georgia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia and West Virginia

PADD II	Consists of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee and Wisconsin
PADD III	Consists of Alabama, Arkansas, Louisiana, Mississippi, New Mexico and Texas
PADD IV	Consists of Idaho, Montana, Wyoming and Colorado
PADD V	Consists of Washington, Oregon, California, Arizona, Alaska, Hawaii and Nevada
Partnership Agreement	Fourth Amended and Restated Agreement of Limited Partnership of Enbridge Energy Partners, L.P.
Partnership	Enbridge Energy Partners, L.P. and its consolidated subsidiaries
Phase VI	Phase IV Expansion Program, an expansion program on our North Dakota system
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPES of 2006	Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006
PPI-FG	Producer Price Index for Finished Goods
PSA	Pipeline Safety Act
PSI Act	Pipeline Safety Improvement Act
SAGD	Steam assisted gravity drainage
SEC	United States Securities and Exchange Commission
SEP II	System Expansion Program II, an expansion program on our Lakehead system
Series AC interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the Alberta Clipper Pipeline

Series LH interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the Lakehead System, excluding those designated by the Series AC interests
Southern Access	Southern Access Pipeline, a 42-inch pipeline that runs from Superior, Wisconsin to Flanagan, Illinois on our Lakehead system
Suncor	Suncor Energy Inc., an unrelated energy company
Syncrude	Syncrude Canada Ltd., an unrelated energy company
Synthetic crude oil	Product that results from upgrading or blending bitumen into a crude oil stream, which can be readily refined by most conventional refineries
Tariff Agreement	A 1998 offer of settlement filed with the FERC
Terrace	Terrace expansion program, an expansion program on our Lakehead system
TSX	Toronto Stock Exchange
U.S. GAAP WCSB	United States Generally Accepted Accounting Principles Western Canadian Sedimentary Basin

PART I

Item 1. Business

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

The following chart shows our organization and ownership structure as of December 31, 2010. The ownership percentages referred to below illustrate the relationships between us, Enbridge Management, our General Partner and Enbridge and its affiliates:

We were formed in 1991 by Enbridge Energy Company, Inc., our General Partner, to own and operate the Lakehead system, which is the United States portion of a crude oil and liquid petroleum pipeline system extending from western Canada through the upper and lower Great Lakes region of the United States to eastern Canada, referred to as the Mainline system. A subsidiary of Enbridge Inc., or Enbridge, owns the Canadian portion of the Mainline system. Enbridge, which is based in Calgary, Alberta, Canada is a leading provider of energy transportation, distribution and related services in North America and internationally. Enbridge is the ultimate parent of our General Partner.

We are a geographically and operationally diversified partnership consisting of interests and assets that provide midstream energy services. As of December 31, 2010, our portfolio of assets included the following:

•	Approximately 6,200 miles of crude oil gathering and transportation lines and 30.7 million barrels, or Bbl, of crude oil storage and terminaling capacity;

•	Natural gas gathering and transportation lines totaling approximately 11,300 miles;

•

Ten natural gas treating and 26 natural gas processing facilities with an aggregate capacity of approximately 3,450 million cubic feet per day, or MMcf/d, including plants we may idle from time to time based on current volumes;

•	Trucks, trailers and railcars for transporting natural gas liquids, or NGLs, crude oil and carbon dioxide; and

•	Marketing assets that provide natural gas supply, transmission, storage and sales services.

Enbridge Energy Management L.L.C., or Enbridge Management, is a Delaware limited liability company that was formed in May 2002 to manage our business and affairs. Under a delegation of control agreement, our General Partner delegated substantially all of its power and authority to manage our business and affairs to Enbridge Management. Our General Partner, through its direct ownership of the voting shares of Enbridge Management, elects all of the directors of Enbridge Management. Enbridge Management is the sole owner of a special class of our limited partner interests, which we refer to as “i-units.”

BUSINESS STRATEGY

Our primary objective is to provide stable and sustainable cash distributions to our unitholders, while maintaining a relatively low-risk investment profile. Our business strategies focus on creating value for our customers, which we believe is the key to creating value for our investors. To accomplish our objective, we focus on the following key strategies:

1.	Operational excellence

•

We strive to operate our existing infrastructure to maximize cost efficiencies, provide flexibility for our customers and ensure the capacity is reliable and available when required. We will continue to focus on safety, environmental integrity, innovation and effective stakeholder relations.

2.	Expanding our core asset platforms

•

We intend to acquire and develop energy transportation assets and related facilities that are complementary to our existing systems. Our core businesses provide plentiful opportunities to achieve our primary business objectives.

3.	Developing new asset platforms

•	We plan to develop and acquire new gathering, processing, transportation and storage assets to meet customer needs by expanding capacity into new markets with favorable supply and demand fundamentals.

Our current business strategy emphasizes developing and expanding our existing Liquids and Natural Gas businesses while remaining focused on the safe, reliable, effective and efficient operation of our current assets.

We are well positioned to pursue opportunities for accretive acquisitions in or near the areas in which we have a competitive advantage. We intend to execute our growth strategy by maintaining a capital structure that balances our outstanding debt and equity in a manner that sustains our investment grade credit rating.

Liquids

The map below presents the locations of our current Liquids systems assets and projects being constructed. This map depicts some assets owned by Enbridge and projects being constructed to provide an understanding of how they interconnect with our Liquids systems.

Western Canadian crude oil is an important source of supply for the United States. According to the latest available data for 2010 from the United States Department of Energy’s Energy Information Administration, or EIA, Canada supplied approximately 2.0 million barrels per day, or Bpd, of crude oil to the United States, the largest source of United States imports. Approximately 65 percent of the Canadian crude oil moving into the United States was transported on the Mainline system. We have developed and are well positioned to further develop additional infrastructure to deliver growing volumes of crude oil that are expected from the Alberta Oil Sands. In 2010, we concluded the largest capital expansion program in our history that was initiated in 2005 with an open season for the Southern Access Pipeline expansion program and ended with the completion of the Alberta Clipper pipeline expansion project, referred to as the Alberta Clipper Pipeline, which was ready for service in April 2010. With the conclusion of our major expansion projects in 2009 and 2010, we have added approximately 850,000 Bpd of capacity to move increasing volumes of Canadian crude oil into the United States. The Canadian Association of Petroleum Producers’, which we refer to as CAPP, in their June 2010 forecast of future production from the Alberta Oil Sands continued to expect steady growth in supply during the next 15 years with an additional 2.3 million Bpd of incremental supply available by 2025, based on a subset of currently approved applications and announced expansions.

Our Alberta Clipper Pipeline was mechanically complete and started receiving oil into the pipeline as of April 1, 2010. The 36-inch crude oil pipeline was filled over the summer of 2010 and began offering service between Hardisty, Alberta, Canada and Superior, Wisconsin in the early fall of 2010. Initial crude oil capacity of the pipeline is 450,000 Bpd with ultimate capacity of up to 800,000 Bpd. The Alberta Clipper Pipeline is an integral part of our existing Mainline system providing access to a full range of delivery points and storage options, including Clearbrook, Minnesota; Superior, Wisconsin; Chicago, Illinois; Toledo, Ohio; Sarnia, Ontario; Patoka, Illinois and Cushing, Oklahoma. The Alberta Clipper Pipeline is an important part of our expansion program designed to meet North America’s need for reliable and secure energy supplies.

North Dakota, Montana and Saskatchewan, Canada have recently experienced tremendous growth in the development of crude oil, natural gas, and NGLs from the Bakken and Three Forks formations. The latest data released in December 2010 by the EIA shows that proved reserves of crude oil in North Dakota have increased to 1.0 billion barrels at December 31, 2009, an 83 percent increase from December 31, 2008. In North Dakota, the fourth-largest oil-producing state in the United States, oil production rose by 27 percent in 2009 to about 218,000 Bpd. Capitalizing on this growth, in early 2010 our North Dakota system completed a 51,000 bpd expansion to reach a total annual capacity of 161,000 Bpd. We plan to further increase the capacity of our North Dakota system by 25,000 Bpd in March 2011 to 186,000 Bpd when the Portal Reversal Expansion Project, or PREP, is complete. We are also undertaking a reconfiguration of our North Dakota system to expand the capacity by an additional 23,500 Bpd from Minot to Clearbrook, Minnesota, for total available capacity of approximately 210,000 Bpd, which we expect to be available in the second quarter of 2011.

To further solidify our position as the primary transportation provider for crude oil production from the Bakken and Three Forks formations, we announced the Bakken Pipeline Expansion project, or the Bakken Project, a joint crude oil pipeline expansion project with an affiliate of Enbridge. When completed, the Bakken Project will increase the takeaway capacity from this region by 145,000 Bpd, with further expansion available to increase the takeaway capacity to 325,000 Bpd. The United States portion of the Bakken Project has an expected in-service date in the first quarter of 2013. The Bakken Project will originate at Beaver Lodge Station near Tioga, North Dakota, in the heart of the Bakken formation, and will follow our existing rights of way and those of Enbridge Income Fund Holdings Inc, a partially-owned subsidiary of Enbridge, to terminate at and deliver to the Mainline system’s terminal at Cromer, Manitoba. In addition, we have proposed a separate project to expand our pipeline system south of the Missouri River, connecting to Beaver Lodge Station and providing increased access to the expanded North Dakota system. Once on the Mainline system, production from the Bakken and Three Forks formations will have access to the multiple markets accessible through the available capacity on the 2.5 million Bpd Mainline system.

Along with Enbridge, we are actively working with our customers to develop options that will alleviate capacity constraints in addition to providing access to new markets in the United States. The market strategy we are undertaking is to provide timely, economical, competitive, integrated transportation solutions to connect growing supplies of production to key refinery markets in the United States. Our strategy also includes further development of our transportation infrastructure to address growing production of crude oil from the Bakken and Three Forks formations.

Natural Gas

The map below presents the locations of assets for our Natural Gas systems. This map depicts some assets owned or proposed by Enbridge to provide an understanding of how they relate to our Natural Gas systems.

Our natural gas assets are primarily located in Texas, which continues to maintain its status as one of the most active natural gas producing areas in the United States. Our three systems in Texas are located in basins that have experienced active drilling over the last several years. These core basins are known as the East Texas basin, the Fort Worth basin and the Anadarko basin. Our focus has primarily been on developing and expanding the service capability of our existing pipeline systems and acquiring assets with strong growth prospects located in or near the areas we serve or have competitive advantage. We expect to also target future growth in areas where we can deploy our successful operating strategy to expand our portfolio into other natural gas production regions.

One of our key goals is to become the premier midstream energy company in the United States Gulf Coast region. To achieve this end, the operations and commercial activities of our gathering and processing assets and intrastate pipelines are integrated to provide better service to our customers. From an operations perspective, our key strategies are to provide safe and reliable service at reasonable costs to our customers, enhance our reputation and capitalize on opportunities for attracting new customers. From a commercial perspective, our focus is to provide our customers with a greater value for their commodity. We intend to achieve this latter objective by increasing customer access to preferred natural gas markets. We have made significant progress on achieving this objective with the construction of a number of expansion projects that have physically connected a number of our systems. The aim is to be able to move significant quantities of natural gas from our Anadarko, North Texas and East Texas systems to the major market hubs in Texas and Louisiana. From these market hubs, natural gas can be used in the local Texas markets or transported to consumers in the Midwest, Northeast and Southeast United States.

The growth prospects in our core areas remain favorable primarily as a result of technological advancements that permit the economical production of natural gas and related products from tight sand and shale formations. During 2010, overall natural gas commodity prices stabilized at rates that were below those experienced in recent years due to excess supplies of natural gas in the United States, while the prices of NGLs and condensate have remained above historical averages. As a result of the existing commodity price environment, producers have focused their development activities in areas that have high levels of NGL content within the natural gas stream, such as the Granite Wash formation, which is served by our Anadarko natural gas gathering and processing system, referred to as the Anadarko system. Producers have also focused their development efforts in areas where the cost of drilling natural gas allows for a reasonable economic return, such as the Haynesville shale, which is served by our East Texas natural gas gathering and processing system, referred to as our East Texas system. Additionally, supply in both of these areas has benefited from enhanced horizontal drilling and fracturing techniques, enabling higher flow rates from the wells of the producers.

Due to the significant increase in drilling activity in the Anadarko region and the resulting increase in natural gas production, we expanded the gathering and processing capabilities of our Anadarko system with the September 2010 acquisition of the Elk City natural gas gathering and processing system, referred to as the Elk City system. The Elk City system consists of approximately 800 miles of natural gas gathering and transportation pipelines, one carbon dioxide treating plant and three cryogenic processing plants with a total capacity of 370 MMcf/d, and a NGL production capability of 20,000 Bpd. The Elk City system complements our existing Anadarko system by providing additional processing capacity and expansion capability by allowing us to further capitalize on growing volumes of natural gas with a high content of NGLs from the Granite Wash formation.

In addition to our acquisition of the Elk City system to address capacity constraints in the Anadarko region, in April 2010 we announced plans to construct a cryogenic processing plant and related facilities on our Anadarko system, which we refer to as the Allison Plant. The Allison Plant will have a planned capacity of 150 MMcf/d and is intended to accommodate the resurgence of horizontal drilling activity that exists in the Granite Wash formation in the Texas Panhandle, where our Anadarko system is located. The Allison Plant, when operational, will increase our Anadarko natural gas gathering system’s total processing capacity to approximately 950 MMcf/d. The Allison Plant is anticipated to be in service by late 2011.

The ongoing development of the Haynesville shale in western Louisiana and east Texas continues to provide us with opportunities to expand the services of our East Texas system to meet the needs of producers in this area. In February 2010 we initiated the expansion of our East Texas system by constructing three lateral pipelines into the east Texas portion of the Haynesville shale, together with a large diameter lateral pipeline from Shelby County to Carthage, Texas which is being layered on to our recently completed Shelby County Loop expansion project, referred to as the Shelby County Loop. The expansion into the Haynesville shale area is expected to increase the capacity of our East Texas system by 900 MMcf/d. We completed construction of a portion of the pipeline for the project during the second quarter of 2010 and the main trunkline to Carthage in December 2010. We expect construction of these facilities will continue through the second quarter of 2011. Future compression will be layered in, as needed, after the completion of the facilities.

Our Natural Gas business also includes trucking, rail and liquids marketing operations that we use to enhance the value of the NGLs produced at our processing plants. Our Natural Gas Marketing business provides us with the ability to maximize the value received for the natural gas we transport and purchase by identifying customers with consistent demand for natural gas. In October 2010, we acquired the assets of a common carrier trucking company for $10.3 million to meet the growing supply of NGLs, condensate and crude oil from our processing facilities, as well as to capitalize on the opportunity to better serve our customers in south Texas.

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

Liquids Segment

Lakehead system

Our Lakehead system consists primarily of crude oil and liquid petroleum common carrier pipelines and terminal assets in the Great Lakes and Midwest regions of the United States. The Lakehead system together with the Enbridge system in Canada, form the Mainline system, which has been in operation for over 60 years and forms the longest liquid petroleum pipeline system in the world. The Mainline system serves all the major refining centers in the Great Lakes and Midwest regions of the United States and the Province of Ontario, Canada.

Over the past three years, we have completed the largest pipeline expansion program in our history that we initiated in 2005. During the 2008 through 2010 time periods, we completed the Southern Access expansion program, referred to as the Southern Access Pipeline, which increased the capacity of our Mainline system into the Chicago area by 400,000 Bpd and the Alberta Clipper expansion program, referred to as the Alberta Clipper Pipeline, which added 450,000 Bpd of additional capacity into Superior. The Southern Access Pipeline can be expanded further to a total capacity of 1,200,000 Bpd with additional pumping station capital. The United States portion of the Alberta Clipper Pipeline can also be further expanded to 800,000 Bpd. With supply from western Canada oil sands developments expected to grow by as much as 2.3 million Bpd by 2025, the industry requires more capacity to transport crude oil out of the oil sands and into the United States Midwest markets. The need for further capacity on our Lakehead system was driven by oil sands producers and refiners that have long development timelines and need assurance that adequate pipeline infrastructure will be in place in time to transport the additional production resulting from completion of their projects. Both the Alberta Clipper and Southern Access Pipelines were a direct response to this need.

Our Lakehead system is an interstate common carrier pipeline system regulated by the Federal Energy Regulatory Commission, or FERC. Our Lakehead system spans a distance of approximately 1,900 miles, and consists of approximately 5,100 miles of pipe with diameters ranging from 12 inches to 48 inches, and is the primary transporter of crude oil and liquid petroleum from western Canada to the United States. Additionally, the system has 61 pump station locations with a total of approximately 918,000 installed horsepower and 73 crude oil storage tanks with an aggregate capacity of approximately 13.9 million barrels. The Mainline system operates in a segregation, or batch mode, allowing the transport of approximately 50 crude oil commodities including light, medium and heavy crude oil (including bitumen, which is a naturally occurring tar-like mixture of hydrocarbons), condensate and NGLs.

Customers.    Our Lakehead system operates under month-to-month transportation arrangements with our shippers. During 2010, approximately 38 shippers tendered crude oil and liquid petroleum for delivery through our Lakehead system. We consider multiple companies that are controlled by a common entity to be a single shipper for purposes of determining the number of shippers delivering crude oil and liquid petroleum on our Lakehead system. Our customers include integrated oil companies, major independent oil producers, refiners and marketers.

Supply and Demand.    Our Lakehead system is well positioned as the primary transporter of western Canadian crude oil and continues to benefit from the growing production of crude oil from the Alberta Oil Sands. Similar to United States domestic conventional crude oil production, western Canada’s conventional crude oil production is declining. Over the last several years, development of the Alberta Oil Sands has more than offset declining conventional production. The National Energy Board, or NEB, estimated that total production from the Western Canadian Sedimentary Basin, or WCSB, averaged approximately 2.5 million Bpd in both 2010 and 2009. Volumes of WCSB crude oil production are comparable with production volumes from Kuwait and Venezuela, key members of the Organization of Petroleum Exporting Countries, or OPEC.

Remaining established conventional oil reserves in western Canada were estimated to be approximately 3.0 billion barrels at the end of 2009. During 2009, the latest period for which data is available, approximately five percent of conventional production was replaced with reserve additions. Remaining established reserves from the Alberta Oil Sands as of the end of 2009 were approximately 170 billion barrels according to the Energy Resources Conservation Board, also referred to as the ERCB. Canada’s combined conventional and oil sands estimated proved reserves of approximately 173 billion barrels compares with Saudi Arabia’s estimated proved reserves of approximately 260 billion barrels.

According to CAPP, an estimated $106 billion Canadian Dollars, or CAD, has been spent on oil sands development from 1997 through 2009. Development of the Alberta Oil Sands moderated in previous years due to declining demand and commodity prices, however, rising prices and demand has led to a rebound in production and the announcement of new oil sands projects, as noted in the discussion below. CAPP’s June 2010 Growth Forecast estimates that the future production from the Alberta Oil Sands is expected to grow steadily during the next 15 years, with an additional 2.3 million Bpd of incremental production available by 2025.

The near-term growth in crude oil supply comes from the completion and ramp up of major expansion projects at existing synthetic crude oil upgraders and growth of bitumen production from both existing and new Steam Assisted Gravity Drainage, or SAGD, and mining facilities. The 2010 delivered production of three major Alberta Oil Sands producers were similar to delivered production in 2009 and are detailed as follows:

1.	Synthetic production from one of Suncor Energy Inc.’s, or Suncor’s, upgraders with a capacity of approximately 357,000 Bpd, averaged approximately 283,000 Bpd in 2010, which was 2,000 Bpd lower than in 2009, but still consistent with Suncor’s own annual target. Suncor expects to complete its Firebag Stage 3 expansion in the second quarter of 2011, thereby increasing the production of bitumen by approximately 62,500 Bpd, over a 24 month period. Once Firebag Stage 3 is complete, Suncor intends to shift its focus to Firebag Stage 4, which has the same expected production capacity and has an expected in-service date in early 2013. Also, disclosed in Suncor’s capital spending plans for 2011, is its intent to enter into a strategic partnership with Total E&P Canada, which will enable both companies to jointly develop the Joslyn and Fort Hills oil sands mining projects, as well as resume construction on the Voyageur upgrader.

2.	Syncrude Canada Ltd.’s, or Syncrude’s, synthetic production in 2010 averaged 293,000 Bpd and was 13,000 Bpd higher than production levels in 2009. Synthetic production for Syncrude in 2010 improved in spite of a planned turnaround on Coker-8 and other unplanned maintenance events affecting average production in the third quarter of 2010. Syncrude’s next expansion is the Stage 3 debottleneck which will increase their current system synthetic production by approximately 75,000 Bpd. The projected in-service date of the Stage 3 debottleneck has not been established.

3.	The Athabasca Oil Sands Project, or AOSP, owned by Shell Canada Limited (60%), Chevron Canada Limited (20%) and Marathon Oil Corporation (20%), completed an expansion project, referred to as AOSP Expansion 1, in 2010. The completion of AOSP Expansion 1 effectively raised the total bitumen production of AOSP to 255,000 Bpd, from the previous capacity of 155,000 Bpd. The construction related to the Scotford Upgrader expansion is underway and is expected to come on-stream in 2011.

Over the next two years, five individual projects are expected to come on-line that should start or increase the production of unblended bitumen. Notable projects include Imperial’s Kearl Lake and expansions at Devon’s Jackfish, Suncor’s Firebag Stage 3 and Cenovus Energy’s Christina Lake. Based on the forecast of the ERCB, unblended bitumen production is expected to increase by roughly 157,000 Bpd by the end of 2012.

Although the crude oil and liquid petroleum delivered through our Lakehead system originate primarily in oilfields in western Canada, our Lakehead system also receives approximately six percent of its receipts from domestic sources including:

•	United States production at Clearbrook, Minnesota through a connection with our North Dakota system;

•	United States production at Lewiston, Michigan; and

•	Both United States and offshore production in the Chicago area.

Based on forecasted growth in western Canadian crude oil production and completion of upgrader expansions and increased bitumen production, as well as a 435,000 Bpd competitor pipeline that came on-line in 2010, our Lakehead system deliveries are expected to average 1.70 million Bpd in 2011 compared with 1.66 million Bpd in 2010. The ability to increase deliveries and to expand our Lakehead system in the future will ultimately depend upon numerous factors. The investment levels and related development activities by crude oil producers in conventional and oil sands production directly impacts the level of supply from the WCSB. Investment levels are influenced by crude oil producers’ expectations of crude oil and natural gas prices, future operating costs, United States demand and availability of markets for produced crude oil. Higher crude oil production from the WCSB should result in higher deliveries on our Lakehead system. Deliveries on our Lakehead system are also affected by periodic maintenance, turnarounds and other shutdowns at producing plants that supply crude oil to, or refineries that take delivery from, our Lakehead system.

Refinery configurations and crude oil requirements in PADD II continue to be an attractive market for western Canadian supply. According to the EIA, 2010 demand for crude oil in PADD II averaged 3.3 million Bpd an increase of 200,000 Bpd from 2009. At the same time, production of crude oil within PADD II increased by 89,000 Bpd to 668,000 Bpd.

Competition.    Our Lakehead system, along with the Enbridge system, is the main crude oil export route from the WCSB. WCSB production in excess of western Canadian demand moves on existing pipelines into PADD II, the Rocky Mountain states (PADD IV), the Anacortes area of Washington State (PADD V) and the United States Gulf Coast (PADD III). In each of these regions, WCSB crude oil competes with local and imported crude oil. As local crude oil production declines and refineries demand more imported crude oil, imports from the WCSB should increase.

For 2010, the latest data available shows that PADD II total demand was 3.3 million Bpd while it produced only 668,000 Bpd and thus imported 2.6 million Bpd. The 2010 data indicates PADD II imported approximately 1.2 million Bpd of crude oil from Canada, a majority of which was transported on our Lakehead system. The remaining barrels were imported from PADDs III and IV as well as from offshore sources from the United States Gulf Coast. Lakehead system deliveries of Canadian crude oil to PADD II were 27,000 Bpd lower than delivery volumes for 2009. Total deliveries from our Lakehead system averaged 1.66 million Bpd in 2010, meeting approximately 73 percent of Minnesota refinery capacity; 68 percent of the refinery capacity in the greater Chicago area; and 75 percent of Ontario’s refinery demand.

Considering all of the pipeline systems that transport western Canadian crude oil out of Canada, the Mainline system transported approximately 65 percent of the total western Canadian crude oil exports in 2010 to the United States. The remaining production was transported by systems serving the British Columbia, PADD II, PADD IV and PADD V markets. There are a number of smaller competing pipelines located in PADD IV that transport Canadian crude oil into production facilities within the United States. However, the production facilities located within the Rocky Mountain states have significantly less refining capacities in relation to the facilities we serve that are located within the Midwest region of the United States.

Given the expected increase in crude oil production from the Alberta Oil Sands over the next 10 years, alternative transportation proposals have been presented to crude oil producers. These proposals and projects range from expansions of existing pipelines that currently transport western Canadian crude oil, to new pipelines and extensions of existing pipelines. These proposals and projects are in various stages of development, with some at the concept stage and others that are operational. Some of these proposals are in direct competition with our Lakehead system.

Enbridge has filed an application with the NEB for construction of the Gateway Pipeline which includes both a condensate import pipeline and a petroleum export pipeline. The Gateway Pipeline has an expected in-service date in the 2015 to 2016 timeframe, depending on the length of the regulatory review process. The condensate line would transport imported diluent from Kitimat, British Columbia to the Edmonton, Alberta area. The petroleum export line would transport crude oil from the Edmonton area to Kitimat and would compete with our Lakehead system for production from the Alberta Oil Sands. Given the substantial growth in western Canadian crude oil supply, this pipeline will provide another market option for Canadian crude oil, an important consideration for Canadian crude oil producers.

We and Enbridge believe that the Southern Access Pipeline, Alberta Clipper Pipeline, and other initiatives to provide access to new markets in the Midwest, Mid-Continent and Gulf Coast, offer flexible solutions to future transportation requirements of western Canadian crude oil producers.

The following provides an overview of other proposals and projects put forth by competing pipeline companies that are not affiliated with Enbridge:

•

Construction of a new 435,000 Bpd crude oil pipeline from Hardisty to Wood River, Illinois and Patoka with capacity subsequently updated to 590,000 Bpd with an expansion to Cushing. The project came into commercial service in June 2010.

•

Commercial support has been announced to construct a 36-inch crude oil pipeline extension to the pipeline described above that will begin at Hardisty and extend down to Cushing and then to Nederland, Texas. The construction of the extension is planned to begin in early 2011 and will add an additional 500,000 Bpd of capacity when completed and in-service in 2013.

These competing alternatives for delivering western Canadian crude oil into the United States and other markets could erode shipper support for further expansion of our Lakehead system beyond the Alberta Clipper Pipeline. They could also affect throughput on and utilization of the Mainline system. However, together the Lakehead and Enbridge systems offer significant cost savings and flexibility advantages, which are expected to continue to favor the Mainline system as the preferred alternative for meeting shipper transportation requirements to the Midwest United States and beyond.

The following table sets forth average deliveries per day and barrel miles of our Lakehead system for each of the periods presented.

	Deliveries
	2010	2009	2008	2007	2006
	(thousands of Bpd)
United States
Light crude oil	458	467	388	346	327
Medium and heavy crude oil	841	834	876	852	872
NGL	3	4	3	4	5

Total United States	1,302	1,305	1,267	1,202	1,204

Ontario
Light crude oil	223	197	183	184	160
Medium and heavy crude oil	57	73	80	62	63
NGL	73	75	90	95	90

Total Ontario	353	345	353	341	313

Total Deliveries	1,655	1,650	1,620	1,543	1,517

Barrel miles (billions per year)	439	423	432	408	400

Mid-Continent system

Our Mid-Continent system, which we have owned since 2004, is located within PADD II and is comprised of our Ozark pipeline and storage terminals at Cushing and El Dorado, Kansas. Our Mid-Continent system includes over 430 miles of crude oil pipelines and 15.9 million barrels of crude oil storage capacity. Our Ozark pipeline transports crude oil from Cushing to Wood River where it delivers to ConocoPhillips’ Wood River refinery and interconnects with the WoodPat Pipeline and the Wood River Pipeline, each owned by unrelated parties. Our West Tulsa pipeline which transported crude oil from Cushing to Tulsa, Oklahoma, where it delivered to Holly Corporation’s Tulsa refinery, was taken out of service in September 2010.

The storage terminals consist of 96 individual storage tanks ranging in size from 57,000 to 575,000 barrels with nine new tanks under construction to add 3.2 million barrels of total shell capacity that we expect to place in during service during 2012. Of the 15.9 million barrels of storage capacity on our Mid-Continent system, the Cushing terminal accounts for 14.8 million barrels. A portion of the storage facilities are used for operational purposes, while we contract the remainder of the facilities with various crude oil market participants for their term storage requirements. Contract fees include fixed monthly capacity fees as well as utilization fees, which we charge for injecting crude oil into and withdrawing crude oil from the storage facilities.

Customers.    Our Mid-Continent system operates under month-to-month transportation arrangements and both long-term and short-term storage arrangements with its shippers. During 2010, approximately 33 shippers tendered crude oil for service on our Mid-Continent system. We consider multiple companies that are controlled by a common entity to be a single shipper for purposes of determining the number of shippers delivering crude oil and liquid petroleum on our Mid-Continent system. These customers include integrated oil companies, independent oil producers, refiners and marketers. Average deliveries on the system were 212,000 Bpd for 2010 and 238,000 Bpd for 2009.

Supply and Demand.    Our Mid-Continent system is positioned to capitalize on increasing near-term demand for crude oil from west Texas and imported crude oil delivered to the United States Gulf Coast, as well as third-party storage demand. In 2010, PADD II imported 2.6 million Bpd from outside of the PADD II region. The 2010 data indicates PADD II imported approximately 1.2 million Bpd of crude oil from Canada, a majority of which was transported on our Lakehead system. The remaining barrels of crude oil were imported from PADDs III and IV as well as offshore sources. We expect the gap between local supply and demand for crude oil in PADD II to continue to widen, encouraging imports of crude oil from Canada, PADD III and foreign sources.

Competition.    Our Ozark pipeline system currently serves an exclusive corridor between Cushing and Wood River. However, refineries connected to Wood River have crude oil supply options available from Canada via our Lakehead system. These same refineries also have access to the United States Gulf Coast and foreign crude oil supply through a third-party pipeline system, which is an undivided joint interest pipeline that is owned by unrelated parties. In addition, refineries located east of Patoka with access to crude oil through our Ozark system, also have access to west Texas supply through the West Texas Gulf / Mid-Valley pipeline systems owned by unrelated parties. Our Ozark pipeline system faces a significant increase in competition after the completion of a competitor’s new pipeline from Hardisty to Patoka that came into service in June 2010. Our Ozark pipeline system provides crude oil types and grades that are generally lighter and with lower sulfur relative to that expected to be transported on the new pipeline. To date, our Ozark system has remained full. If a negative impact does occur to the volumes on our Ozark system, we will consider alternative uses for our Ozark system.

In addition to movements into Wood River, crude oil in Cushing is transported to Chicago and El Dorado on third-party pipeline systems. With the reversal of the Spearhead pipeline, western Canadian crude oil moving on Spearhead is increasing the importance of Cushing as a terminal and pipeline origination area.

The storage terminals rely on demand for storage service from numerous oil market participants. Producers, refiners, marketers and traders rely on storage capacity for a number of different reasons: batch scheduling, stream quality control, inventory management, and speculative trading opportunities. Competitors to our storage facilities at Cushing include large integrated oil companies and other midstream energy partnerships. Demand for storage capacity at Cushing has increased as customers continue to value the flexibility and optionality available with this service. Competition comes from other storage providers with available land and operational facilities in the area. Competition is driven by reliability, quality of service and price.

North Dakota system

Our North Dakota system is a crude oil gathering and interstate transportation system servicing the Williston basin in North Dakota and Montana, which includes the Bakken and Three Forks formations. The crude oil gathering pipelines of our North Dakota system collect crude oil from points near producing wells in approximately 22 oil fields in North Dakota and Montana. Most deliveries from our North Dakota system are made at Clearbrook to our Lakehead system and to a third-party pipeline system. Our North Dakota system includes approximately 240 miles of crude oil gathering lines connected to a transportation line that is approximately 730 miles long, with a capacity of approximately 161,000 Bpd at the end of 2010 that will increase to approximately 186,000 Bpd beginning in March 2011. Our North Dakota system also has 21 pump stations, one delivery station and 11 storage facilities with an aggregate working storage capacity of approximately 885,000 barrels.

We expect to add 25,000 Bpd of capacity from Berthold, North Dakota to the international border near Lignite, North Dakota with the completion of PREP in March 2011. The entire 186,000 Bpd of capacity will be subject to the approved cost of service based surcharges added to the existing transportation rates. We are also undertaking a reconfiguration of our North Dakota system to expand the capacity by an additional 23,500 Bpd from Minot to Clearbrook, Minnesota, for total available capacity of approximately 210,000 Bpd, which we expect to be available in the second quarter of 2011.

Capacity will again increase in January 2013 when our Bakken Project is scheduled to be complete. This expansion was necessary to meet increased crude oil production from the Montana and North Dakota region. This expansion, when added to the 25,000 Bpd of expanded capacity discussed above will total 145,000 Bpd. Of the 145,000 Bpd, 100,000 Bpd is in the form of firm commitments with multiple shippers who committed to the project during a recent open season.

Customers.    Customers of our North Dakota system include refiners of crude oil, producers of crude oil and purchasers of crude oil at the wellhead, such as marketers, that require crude oil gathering and transportation services. Producers range in size from small independent owner/operators to the integrated oil companies.

Supply and Demand.    Similar to our Lakehead system, our North Dakota system depends upon demand for crude oil in the Great Lakes and Midwest regions of the United States and the ability of crude oil producers to maintain their crude oil production and exploration activities. Due to increased exploration of the Bakken and Three Forks formations within the Williston basin, the state of North Dakota has seen increased production levels up to 355,000 Bpd in November 2010. The United States portion of the Williston basin now produces more than 400,000 Bpd. Additionally, the latest data released in December 2010 by the EIA shows that proved reserves of crude oil in North Dakota have increased to 1.0 billion barrels at December 31, 2009, an 83 percent increase from December 31, 2008.

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

Natural gas treating involves the removal of hydrogen sulfide, carbon dioxide, water and other substances from raw natural gas so that it will meet the standards for pipeline transportation. Natural gas processing involves the separation of raw natural gas into residue gas and NGLs. Residue gas is the processed natural gas that ultimately is consumed by end users. NGLs separated from the raw natural gas are either sold and transported as NGL raw mix or further separated through a process known as fractionation and sold as their individual components, including ethane, propane, butanes and natural gasoline. At December 31, 2010, we had 10 active treating plants and 26 active processing plants, including three hydrocarbon dewpoint control facilities, or HCDP plants. We may idle some of these plants from time to time based on current volumes. Our treating facilities have a combined capacity that approximates 1,300 MMcf/d while the combined capacity of our processing facilities approximates 2,150 MMcf/d, including 550 MMcf/d provided by the HCDP plants.

Our natural gas business consists of the following systems:

•

East Texas system: Includes approximately 3,800 miles of natural gas gathering and transportation pipelines, nine natural gas treating plants and seven natural gas processing plants, including three HCDP plants.

•

Anadarko system: Consists of approximately 2,800 miles of natural gas gathering and transportation pipelines in southwest Oklahoma and the Texas panhandle, one natural gas treating plant and 10 natural gas processing plants, which includes the assets we obtained in September 2010 when we acquired the Elk City system.

•	North Texas system: Includes approximately 4,600 miles of natural gas gathering pipelines and nine natural gas processing plants located in the Fort Worth basin.

Customers.    Our natural gas pipeline systems serve customers predominantly in the United States Gulf Coast region and include both purchasers and producers of natural gas. Purchasers are comprised of large users of natural gas, such as power plants, industrial facilities, local distribution companies, large consumers seeking an alternative to their local distribution company, and shippers of natural gas, such as natural gas producers and marketers, including our Marketing business. Producers served by our systems consist of small, medium and large independent operators and large integrated energy companies. We sell NGLs resulting from our processing activities to a variety of customers ranging from large petrochemical and refining companies to small regional retail propane distributors.

Supply and Demand.    Demand for our gathering, treating and processing services primarily depends upon the supply of natural gas reserves and the drilling rate for new wells. The level of impurities in the natural gas gathered also affects treating services. Demand for these services also depends upon overall economic conditions and the prices of natural gas and NGLs. During 2010, overall natural gas prices stabilized at rates below the rates experienced in recent years due to excess supplies of natural gas in the United States. At the same time prices for NGLs and condensate, which are more closely correlated with movements in crude oil prices, have remained above historical averages. As a result of the combination of these pricing dynamics, drilling activity has increased in areas known to have natural gas with high levels of NGL content, such as the Granite Wash formation, and areas where the cost of drilling for natural gas allows for a reasonable return for the natural gas produced as is the case in the Haynesville and Barnett shales. Additionally, supply in both of these areas has benefited from enhanced horizontal drilling and fracturing techniques, enabling higher flow rates from the wells of the producers. As drilling rates continue to improve and the numbers of drilling rigs increase, we expect the demand for our services to increase. Our existing natural gas assets are in basins that have the opportunity to grow in an improved pricing environment. All three of our natural gas systems exist in regions that have shale or tight sands formations where horizontal fracturing technology can be utilized to increase production from the natural gas wells.

Our East Texas system is primarily located in the East Texas basin. The Bossier trend, which is located on the western side of our East Texas system within the East Texas basin, has been the driver of growth on our East Texas system for the past several years. Production in the Bossier trend grew from 650 MMcf/d in 1997 to a peak of 2,400 MMcf/d in March of 2009. However with the drop in natural gas prices, the Bossier trend has seen a decrease in development with production falling to 2,000 MMcf/d in August 2010. This decreased drilling activity in the Bossier trend is expected to be more than offset by the increased activity focused in and around the Haynesville shale. The Haynesville shale is a formation that runs from western Louisiana into eastern Texas, and has the potential of being one of the largest natural gas discoveries in the United States. If proven, the discovery could create more drilling activity around our East Texas system increasing the demand for our services.

In an effort to address the continuing strong growth in natural gas production occurring in east Texas, and take advantage of the resource potential of the Haynesville shale, we announced plans to expand our East Texas system by constructing three lateral pipelines into the east Texas portion of the Haynesville shale, together with a large diameter lateral pipeline from Shelby County to Carthage, which will further expand our recently completed Shelby County Loop. The expansion into the Haynesville shale area is expected to increase the capacity of our East Texas system by 900 MMcf/d. A portion of the pipeline for the project was completed during the second quarter of 2010 and the main trunkline to Carthage in December 2010, with the remainder of the facilities to be constructed through the second quarter of 2011.

A substantial portion of natural gas on our North Texas system is produced in the Barnett shale area within the Fort Worth basin conglomerate. The Fort Worth basin conglomerate is a mature zone that is experiencing slow production decline. In contrast, the Barnett shale area became one of the more active natural gas plays in North America. While abundant natural gas reserves have been known to exist in the Barnett shale area since the early 1980s, technological advances in fracturing the shale formation allows commercial production of these natural gas reserves. Based on the latest information available for 2010, Barnett shale production has risen from approximately from 110 MMcf/d in 1999 to approximately 5,450 MMcf/d by September 2010. We anticipate that throughput on the North Texas system will increase modestly in each of the next several years as a result of continued Barnett shale development. The expected increase in throughput is a result of producers balancing the numerous drilling opportunities of the Barnett shale with the opportunity to deploy their resources to other natural gas shale plays. Our North Texas system continues to pursue connections for new wells as rig counts stabilize and to monitor events closely to determine the need for added capacity.

Our Anadarko system is located within the Anadarko basin and has experienced considerable growth as a result of the rapid development of the Granite Wash play in Hemphill and Wheeler counties in Texas. Favorable pricing for NGLs relative to the lower prices for natural gas has encouraged producers to increase production in the Granite Wash formation due to the high content of NGLs and condensate present in the natural gas stream. While natural gas production remains below the peak level experienced in 2008, the number of active rigs within the region has increased 94 percent in 2010 from the lows in 2009. While rig counts continue to recover, the recent trend of producers drilling more horizontal wells in the region has continued. The continued use of horizontal drilling may lead to enhanced recoveries from new and existing wells in this region. We continue to experience an increase in the supply of natural gas for processing and transportation on our Anadarko system resulting from the increase in production of the Granite Wash formation.

In response to the increased supply of natural gas and NGLs and the increased demand for our services in the Anadarko region, we acquired the Elk City system in September 2010. The Elk City system includes one carbon dioxide treating plant and three cryogenic processing plants with a total capacity of 370 MMcf/d, and a combined current NGL production capability of 20,000 Bpd, enabling us to process greater volumes of natural gas resulting from the increased production in the Granite Wash formation. This acquisition enhanced the processing capacity and expansion capability of our Anadarko system. In an effort to further alleviate the capacity constraints resulting from the increasing supplies of natural gas in the areas served by our Anadarko system, we are also constructing a cryogenic processing plant, which we refer to as the Allison Plant. The Allison Plant will have a planned capacity of 150 MMcf/d and is intended to accommodate the resurgence of horizontal drilling activity that exists in the Granite Wash formation. The Allison Plant, when operational, will increase our Anadarko natural gas gathering system’s total processing capacity to approximately 950 MMcf/d. The Allison Plant is anticipated to be in service by late 2011.

Other potential expansions may arise as more producers begin further developing the Granite Wash, Barnett shale, Haynesville shale and other areas in the basins served by our systems and commit for additional capacity. We will opportunistically evaluate strategic prospects to further expand the service capabilities of our existing systems.

Results of our Natural Gas business depend upon the drilling activities of natural gas producers in the areas we serve. We expect that natural gas production will continue as rig activity increases and natural gas and NGL prices continue to stabilize. We expect the volumes on our Anadarko system to rise due to the high prices for NGLs and the increased use of horizontal drilling in the Midcontinent region of the United States. Our East Texas and North Texas systems are located in two areas where we believe producers are likely to remain active due to the higher probability of success associated with resource developments in these areas. We believe the higher success rate in these two areas, coupled with the increasing production from the Haynesville shale, should increase natural gas production in the areas we serve.

Competition.    Competition from other pipeline companies is significant in all the markets we serve. Competitors of our gathering, treating and processing systems include interstate and intrastate pipelines or their affiliates and other midstream businesses that gather, treat, process and market natural gas or NGLs. Some of these competitors are substantially larger than we are. Competition for the services we provide varies based upon the location of gathering, treating and processing facilities. Most natural gas producers and owners have alternate gathering, treating and processing facilities available to them. In addition, they have alternatives such as building their own gathering facilities or, in some cases, selling their natural gas supplies without treating and processing. In addition to location, competition also varies based upon pricing arrangements and reputation. On the sour natural gas systems, such as our East Texas system, competition is more limited in certain locations due to the infrastructure required to treat sour natural gas.

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

Because pipelines are generally the only practical mode of transportation for natural gas over land, the most significant competitors of our natural gas pipelines are other pipelines. Pipelines typically compete with each other based on location, capacity, price and reliability. Many of the large wholesale customers we serve have multiple pipelines connected or adjacent to their facilities. Accordingly, many of these customers have the ability to purchase natural gas directly from a number of pipelines or third parties that may hold capacity on the various pipelines. In addition, several new interstate natural gas pipelines have been and are being constructed in areas currently served by our natural gas pipeline systems. Some of these new pipelines may compete for customers with our existing pipelines.

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

Our services are provided using trucks, trailers and rail cars, product treating and handling equipment and NGL storage facilities. Our trucking operations transport NGLs, condensate and crude oil from our processing facilities to our United States Gulf Coast customers. In October 2010, we acquired the assets of a common carrier trucking company for $10.3 million to meet the growing supply of NGLs, condensate and crude oil from our processing facilities, as well as to capitalize on the opportunity to better serve our United States Gulf Coast customers. As a result of the acquisition, our fleet expanded and now consists of approximately 280 trucks and 390 trailers.

Customers.    Most of the customers of our trucking and liquids marketing operations are wholesale customers, such as refineries and propane distributors. Our trucking and liquids marketing operations also market products to wholesale customers such as petrochemical plants.

Supply and Demand.    Supply is sourced from a variety of areas in the United States Gulf Coast, with a significant amount of the NGL volume coming from our own gathering and processing facilities. Crude oil and natural gas prices and production levels affect the supply of these products. The demand for our services is affected by the demand for NGLs and crude oil by large industrial refineries and similar customers in the regions served by this business.

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

Since our gathering and intrastate wholesale customer pipeline assets are geographically located within Texas and Oklahoma, the majority of activities conducted by our Marketing segment are focused within these areas, or points downstream of these locations.

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

REGULATION

Regulation by the FERC of Interstate Common Carrier Liquids Pipelines

Our Lakehead, North Dakota and Ozark systems are our primary interstate common carrier liquids pipelines subject to regulation by the FERC under the Interstate Commerce Act, or ICA, the Energy Policy Act of 1992, or EP Act, and rules and orders promulgated thereunder. As common carriers in interstate commerce, these pipelines provide service to any shipper who requests transportation services, provided that the shipper satisfies the conditions and specifications contained in the applicable tariff. The ICA requires us to maintain tariffs on file with the FERC that set forth the rates we charge for providing transportation services on our interstate common carrier pipelines, as well as the rules and regulations governing these services.

The ICA gives the FERC the authority to regulate the rates we can charge for service on interstate common carrier pipelines. The ICA requires, among other things, that such rates be “just and reasonable” and that they not be unduly discriminatory or unduly preferential to certain shippers. The ICA permits interested parties to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate the rates to determine if they are just and reasonable. If the FERC finds the new or changed rate unlawful, it is authorized to require the carrier to refund, with interest, the amount of any increased revenues in excess of the amount that would have been collected during the term of the investigation at the rate properly determined to be lawful. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

In October 1992, Congress passed the EP Act, which deemed petroleum pipeline rates that were in effect for the 365-day period ending on the date of enactment, or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period, to be just and reasonable under the ICA (i.e., ”grandfathered”). The EP Act also limited the circumstances under which a complaint can be made against such grandfathered rates. In order to challenge grandfathered rates, a party must show: (1) that it was contractually barred from challenging the rates during the relevant 365-day period; (2) that there has been a substantial change after the date of enactment of the EP Act in the economic circumstances of the pipeline or in the nature of the services that were the basis for the rate, or (3) that the rate is unduly discriminatory or unduly preferential.

The FERC determined our Lakehead system rates are not covered by the grandfathering provisions of the EP Act because they were subject to challenge prior to the effective date of the statute. We believe that the rates for our North Dakota and Ozark systems should be found to be subject to the grandfathering provisions of the EP Act because those rates were not suspended or subject to protest or complaint during the 365-day period established by the EP Act

The EP Act required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. The FERC responded to this mandate by issuing Order No. 561 which adopted an indexing rate methodology for petroleum pipelines. Under these regulations, which became effective January 1, 1995, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index. Rate increases made within the ceiling levels may be protested, but such protests generally must show that the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline’s filed rate, Order No. 561 requires the pipeline to reduce its rate to comply with the lower ceiling, although a pipeline is not required to reduce its rate below the level grandfathered under the EP Act. Under Order No. 561, a pipeline must as a general rule utilize the indexing methodology to change its rates. The FERC, however, uses cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach in certain specified circumstances.

The tariff rates for our Ozark system are primarily set under the FERC indexing rules. The tariff rates for our Lakehead and North Dakota systems are set using a combination of the FERC indexing rules (which apply to the base rates on those systems) and FERC-approved surcharges for particular projects that were approved under the FERC’s settlement rules.

Under Order No. 561, the original inflation index adopted by the FERC (for the period January 1995 through June 2001) was equal to the annual change in the Producer Price Index for Finished Goods, or PPI-FG, minus one percentage point. The index is subject to review every five years. For the period from July 2001 through June 2006, the FERC set the index at the PPI-FG without an upward or downward adjustment. For the period from July 2006 through June 2011, the FERC set the index at the PPI-FG plus 1.3 percentage points. The index as of July 1, 2010 was negative, resulting in a general downward adjustment of petroleum pipeline rates as of that date.

On December 16, 2010, the FERC set the index for the period from July 2011 through June 2016 at PPI-FG plus 2.65 percentage points. The FERC’s December 16, 2010 order remains subject to potential rehearing and/or judicial review and we cannot predict the outcome of that proceeding.

FERC Allowance for Income Taxes in Interstate Common Carrier Pipeline Rates

In May 2005, the FERC adopted a policy statement providing that entities organized as master limited partnerships, or MLPs, and other tax pass-through entities, could include an income tax allowance in their cost-of-service rates to the extent the income generated from regulated activities was subject to an actual or potential income tax liability. Pursuant to this policy statement, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax obligation on the company’s income from regulated activities. This tax allowance policy was upheld on appeal by the United States Court of Appeals for the D.C. Circuit, also referred to as the D.C. Circuit Court, in May 2007. Whether a particular pipeline’s owners have an actual or potential income tax liability is reviewed by the FERC on a case-by-case basis. To the extent any of our FERC-regulated oil pipeline systems were to file cost-of-service rates, their entitlement to an income tax allowance would be assessed under the FERC policy statement and the facts existing at the relevant time.

FERC Return on Equity Policy for Oil Pipelines

On April 17, 2008, the FERC issued a Policy Statement regarding the inclusion of MLPs in the proxy groups used to determine the return on equity, or ROE, for oil pipelines. Composition of Proxy Groups for Determining Gas and Oil Pipeline Return on Equity, 123 FERC ¶ 61,048 (2008), rehearing denied, 123 FERC ¶ 61,259 (2008). No petitions for review of the Policy Statement were filed with the D.C. Circuit Court. The Policy Statement largely upheld the prior method by which ROEs were calculated for oil pipelines, explaining that MLPs should continue to be included in the ROE proxy group for oil pipelines, and that there should be no ceiling on the level of distributions included in the FERC’s current discounted cash flow, or DCF, methodology. The Policy Statement further indicated that the Institutional Brokers’ Estimate System, or IBES, forecasts should remain the basis for the short-term growth forecast used in the DCF calculation and there should be no modification to the current respective two-thirds and one-third weightings of the short- and long-term growth factors. The primary change to the prior ROE methodology was the Policy Statement’s holding that the gross domestic product, or GDP, forecast used for the long-term growth rate should be reduced by 50 percent for all MLPs included in the proxy group. Everything else being equal, that change will result in somewhat lower ROEs for oil pipelines than would have been calculated under the prior ROE methodology. The actual ROEs to be calculated under the new Policy Statement, however, are dependent on the companies included in the proxy group and the specific conditions existing at the time the ROE is calculated in each case.

Accounting for Pipeline Assessment Costs

In June 2005, the FERC issued an order in Docket AI05-1 describing how FERC-regulated companies should account for costs associated with implementing the pipeline integrity management requirements of the United States Department of Transportation, or DOT, Pipeline and Hazardous Materials Safety Administration, or PHMSA. The order took effect on January 1, 2006. Under the order, FERC-regulated companies are generally required to recognize costs incurred for performing pipeline assessments that are part of a pipeline integrity management program as a maintenance expense in the period in which the costs are incurred. Costs for items such as rehabilitation projects designed to extend the useful life of the system can continue to be capitalized to the extent permitted under the existing rules. The FERC denied rehearing of its accounting guidance order on September 19, 2005.

Prior to 2006, we capitalized first time in-line inspection programs, based on previous rulings by the FERC. In January 2006, we began expensing all first-time internal inspection costs for all our pipeline systems, whether or not they are subject to the FERC’s regulation, on a prospective basis. We continue to expense secondary internal inspection tests consistent with the previous practice. Refer to Note 2-Summary of Significant Accounting Policies included in our consolidated financial statements beginning at page F-1 of this annual report on Form 10-K for additional discussion.

Regulation by the FERC of Intrastate Natural Gas Pipelines

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

This includes the public posting of certain capacity information pursuant to FERC Order No. 720 et al and FERC Order No. 720-A. As discussed below in Natural Gas Gathering Pipeline Regulation, this requirement is currently under court review.

Natural Gas Gathering Pipeline Regulation

Section 1(b) of the Natural Gas Act, or NGA, exempts natural gas gathering facilities from the jurisdiction of the FERC. We own certain natural gas pipelines that we believe meet the traditional tests the FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, to the extent our gathering systems buy and sell natural gas, such gatherers, in their capacity as buyers and sellers of natural gas, are now subject to FERC Order 704-A. Additionally, several of our gathering systems fall under the definition of “major non-interstate pipeline.” As such these systems are subject to FERC Order No. 720 et al., which is subject to an on-going court review. State regulations of gathering facilities typically address the safety and environmental concerns involved in the design, construction, installation, testing and operation of gathering facilities. In addition, in some circumstances, nondiscriminatory requirements are also addressed; however, historically rates have not fallen under the purview of state regulations for gathering facilities. Also, some states have, or are considering providing, greater regulatory scrutiny over the commercial regulation of the natural gas gathering business. Many of the producing states have previously adopted some form of complaint-based regulation that generally allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access or perceived rate discrimination. Our gathering operations could be adversely affected should they be subject in the future to significant and unduly burdensome state or federal regulation of rates and services.

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

Our sales of crude oil, condensate and NGLs currently are not regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to the FERC’s jurisdiction under the ICA. Certain regulations implemented by the FERC in recent years could increase the cost of transportation service on certain petroleum products pipelines. However, we do not believe that these regulations affect us any differently than other marketers of these products.

Other Regulation

The governments of the United States and Canada have, by treaty, agreed to ensure nondiscriminatory treatment for the passage of oil and natural gas through the pipelines of one country across the territory of the other. Individual border crossing points require United States government permits that may be terminated or amended at the discretion of the United States Government. These permits provide that pipelines may be inspected by or subject to orders issued by federal or state government agencies.

Tariffs and Transportation Rate Cases

FERC e-Tariff

On September 19, 2008, the FERC filed Docket No. RM01-5-000; Order No. 714. This Order required that all tariffs, tariff revisions and rate change applications be filed electronically starting April 1, 2010. In compliance with this Order, our Lakehead, North Dakota and Ozark systems filed effective tariffs in electronic format to establish a baseline tariff for the e-Tariff database.

Lakehead system

Under published tariffs as of December 31, 2010 (including the transportation rate surcharges related to Lakehead system expansions) for transportation on the Lakehead system, the rates for transportation of light, medium and heavy crude oil from the International Border near Neche, North Dakota, where the Lakehead system enters the United States (unless otherwise stated), to principal delivery points are set forth below:

	Published Transportation Rate Per Barrel(1)
	Light	Medium	Heavy
To Clearbrook, Minnesota	$0.3810	$0.4043	$0.4453
To Superior, Wisconsin	$0.8102	$0.8663	$0.9645
To Chicago, Illinois area	$1.7983	$1.9350	$2.1746
To Marysville, Michigan area	$2.1686	$2.3348	$2.6264
To Buffalo, New York area	$2.2224	$2.3931	$2.6918
Chicago to the international border near Marysville	$0.7245	$0.7736	$0.8605

(1)	Pursuant to FERC Tariff No. 43.5.0 as filed with the FERC and with an effective date of September 27, 2010.

The transportation rates as of December 31, 2010 for medium and heavy crude oil are higher than the transportation rates set forth in this table to compensate for differences in the costs of shipping different types and grades of liquid hydrocarbons. The Lakehead system periodically adjusts transportation rates as allowed under the FERC’s index methodology and the tariff agreements described below.

Base Rates

The base portion of the transportation rates for our Lakehead system are subject to an annual adjustment, which cannot exceed established ceiling rates as approved by the FERC and are determined in compliance with the FERC approved index methodology.

1998 Settlement Agreement

On December 21, 1998, the FERC issued an order in Docket No. OR99-2-000 approving an uncontested Settlement Agreement, referred to as the 1998 Settlement Agreement, between us and CAPP with respect to three agreed-upon changes to our Lakehead system’s rates: (1) a surcharge to recover costs of an expansion project known as the System Expansion Program Phase II, or SEP II; (2) a surcharge to recover costs of the Terrace expansion program; and (3) an increase in the surcharge for heavy petroleum to reflect a change in Lakehead’s operating capability to transport heavier grades of petroleum.

SEP II Surcharge

Under the Settlement Agreement with CAPP that the FERC approved in 1996 and reconfirmed in 1998, Lakehead implemented a transportation rate surcharge related to SEP II. This surcharge, which is added to the base transportation rates, is a cost-of-service based calculation that is trued-up annually (usually in April) for actual costs and throughput from the previous calendar year and is not subject to indexing. The initial term of the SEP II portion of the Settlement Agreement was for 15 years, beginning in 1999.

Terrace Surcharge

Under the 1998 Settlement Agreement, the Lakehead system implemented a transportation rate surcharge for the Terrace expansion program, referred to as the Terrace Surcharge, of approximately $0.013 per barrel for light crude oil from the Canadian border to Chicago. On April 1, 2001, pursuant to an agreement between the Lakehead system and Enbridge Pipelines Inc., the Lakehead system’s share of the surcharge was increased to

$0.026 per barrel. This surcharge was in effect until April 1, 2004, when the Lakehead system’s share of the surcharge changed to $0.007 per barrel. The Lakehead system’s share remained at this level until 2010, at which time the surcharge returned to $0.013 per barrel and will remain at this level through 2013, when the agreement expires. In addition to the Terrace Surcharge, included in the tariff agreement is the Terrace Schedule C adjustment. Under the tariff agreement, when Terrace Phase III facilities are in service and annual actual average pumping exiting Clearbrook is less than 225,000 cubic meters, or m3, per day, an adjustment is made to the Terrace Surcharge. In 2010, since the actual annual average pumpings for 2009 were above the volume threshold provided in the Terrace Schedule C, there was no adjustment to the Terrace Surcharge. As a result there was an overall rate decrease of $0.03 per light barrel in the 2010 Terrace Surcharge relative to the 2009 surcharge from the International Boundary, near Neche, to Griffith, Indiana.

Facilities Surcharge

In June 2004, the FERC approved an Offer of Settlement in Docket No. OR04-2-000 between the Lakehead system and CAPP, for a facilities surcharge to be implemented separately from and incrementally to the then-existing surcharges in its tariff rates, which we refer to as the Facilities Surcharge. Enbridge Energy, Limited Partnership, 107 FERC ¶ 61,336 (2004). The Facilities Surcharge was intended to be utilized to include additional projects negotiated and agreed upon between the Lakehead system and CAPP as a transparent, cost-of-service based tariff mechanism. This allows the Lakehead system to recover the costs associated with particular shipper-requested projects through an incremental surcharge layered on top of the existing base rates and other FERC approved surcharges already in effect. The Facilities Surcharge Mechanism, or FSM, Settlement requires the Lakehead system to adjust the Facilities Surcharge annually to reflect the latest estimates for the upcoming year and to true-up the difference between estimates and actual cost and throughput data in the prior year.

The FERC permitted the Facilities Surcharge to take effect as of July 1, 2004, and the FSM was expressly designed to be open-ended. In its approval of the FSM Settlement, the Commission accepted the Lakehead system’s proposal “to submit for Commission review and approval future agreements resulting from negotiations with CAPP where the parties have agreed that recovery of costs through the Facilities Surcharge is desirable and appropriate.” At the time the FSM was initially established, four projects were included in the Facilities Surcharge:

(1)	The Griffith Hartsdale Transfer Lines Project;

(2)	The Hartsdale Tanks Project;

(3)	The Superior Manifold Modification Project; and

(4)	The Line 17 (Toledo) Expansion Project.

On February 29, 2008, four additional projects were added to the FSM (Docket No. OR08-10-000) and incorporated into the Facilities Surcharge:

(1)	Southern Access pipeline;

(2)	Tank 34 at Superior Terminal and Tank 79 at Griffith Terminal;

(3)	Clearbrook Manifold; and

(4)	Tank 35 at Superior Terminal and Tank 80 at Griffith Terminal.

On August 14, 2008, the FERC approved an Amendment to the FSM Settlement to allow the Lakehead system to include in the Facilities Surcharge particular shipper-requested projects that are not yet in service as of April 1st of each year, provided there is an annual true-up of throughput and cost estimates. Enbridge Energy, Limited Partnership, 124 FERC ¶ 61,159 (2008).

On August 28, 2009, the FERC accepted the supplement to the Settlement (Docket No. OR09-5-000) to allow the following three new projects:

(1)	Southern Lights Interim Period Impact;

(2)	Eastern Access (Trailbreaker) Backstopping Agreement; and

(3)	Line 5 Expansion Backstopping Agreement.

In 2010, the Facilities Surcharge was $0.9507 per barrel for light crude movements from the International Border near Neche, North Dakota to Chicago, Illinois.

On March 30, 2010, the FERC approved the Acceptance of Settlement (Docket No. OR10-7-000) to permit the recovery of the costs associated with two new projects: the Alberta Clipper Pipeline and the Line 3 conversion project.

The Alberta Clipper Pipeline

On February 19, 2010, our Lakehead system filed FERC Tariff No. 38 (Docket No. IS10-139-000) with the FERC. Tariff No. 38 included the costs associated with the Alberta Clipper Pipeline and the Line 3 conversion project. On January 13, 2010, in Docket No. OR10-5-000, Suncor Energy Marketing Inc. filed a protest in relation to the Alberta Clipper Project. On March 31, 2010, the Commission dismissed Suncor’s protest as moot and approved Lakehead’s FERC Tariff No. 38 as proposed, with an effective date of April 1, 2010.

Mid-Continent system

Our Mid-Continent system is comprised of pipeline, terminalling and storage infrastructure located in the Mid-Continent region of the United States. Specifically, the system originates in Cushing and offers transportation service to Wood River, and other Mid-Continent system facilities, local area refineries and to other interconnected non-affiliated pipelines. The transportation rate for light crude oil from Cushing to principle delivery points are set forth below:

Published Transportation Rate Per Barrel(1)
To Wood River	$0.5124

(1)	Pursuant to FERC Tariff No. 48.0.0 as filed with the FERC on July 27, 2010, with an effective date of September 1, 2010.

The transportation rate as of December 31, 2010, outlined above, applies to light crude only. Medium and heavy crude oil transportation rates on these systems are higher to compensate for differences in the costs of shipping different types and grades of liquid hydrocarbons. In addition to the route above, the Mid-Continent system also has a joint tariff with Plains Pipeline, L.P., which allows for transportation from points in Texas and New Mexico to Wood River.

Where applicable, transportation rates are periodically adjusted as allowed under the FERC’s index methodology. This methodology allows for an adjustment of transportation rates effective July 1 of each year.

In September 2010, our Mid-Continent system canceled its tariff and removed from service its West Tulsa crude oil pipeline. No future transportation rates or routing will be provided.

North Dakota system

The North Dakota system consists of both gathering and trunkline assets. Effective January 1, 2008, two new surcharges were implemented as a part of the North Dakota Phase V expansion program, referred to as North Dakota Phase V. In August 2006, the North Dakota system submitted the Phase V Offer of Settlement to the FERC for an expansion of the system, which was approved by the Commission on October 31, 2006 (Docket No. OR06-9-000). The Phase V Offer of Settlement outlined the mainline expansion and looping surcharges as cost-of-service based surcharges that are trued-up each year to actual costs and volumes and are not subject to the FERC index methodology. These surcharges were initially applicable for five years immediately following the in-service date of North Dakota Phase V, which was January 2008. The mainline expansion surcharge is applied to all routes with a destination of Clearbrook and the looping surcharge is applied to volumes originating at either

Trenton or Alexander, North Dakota. Gathering rates in effect are $0.71 per barrel. Effective April 1, 2010, we extended the term of the looping surcharge on our North Dakota system by four years. The impact of the term extension reduced the looping surcharge from $0.70 per barrel to $0.38 per barrel for all volumes originating from Trenton or Alexander delivered to Tioga.

On August 26, 2010, the North Dakota system and Enbridge Bakken US filed a Petition for Declaratory Order approving the proposed priority service for the North Dakota portion of the Bakken Project, as well as the overall tariff and rate structure for the United States portions of the program. This was approved by the FERC on November 22, 2010 (FERC Docket No. OR10-19-000).

On August 30, 2010, the North Dakota system amended its Rules and Regulations tariff by implementing a temporary freeze on the creation of additional Regular Shippers effective October 1, 2010. This change intends to eliminate further proliferation of new shippers and mitigate the erosion of Regular Shipper capacity on the system which was creating substantial administrative burden. During the 24-month period commencing on October 1, 2010, shippers that have not yet attained Regular Shipper status as of that date will no longer be permitted to become Regular Shippers until the later of: (i) the date on which that shipper has transported crude oil during nine of the previous 12 months or (ii) a month in which the system as a whole is not in apportionment. No later than the end of the 24 month-period, the North Dakota system will re-evaluate the effects of this change and either extend, revise or permit the termination of the freeze on creation of Regular Shippers. New shippers will continue to have access to the pipeline, but will be limited to the 10 percent of pipeline capacity reserved for their use.

In addition to the temporary freeze on the creation of Regular Shippers, the North Dakota system proposed to include new language in the tariff rules regarding the use of agents on behalf of shippers, and proposed a new delivery curtailment procedure in the event of operational necessity. The North Dakota system’s Rules and Regulations tariff was approved by the FERC Order 132 FERC ¶ 61,274, issued on September 30, 2010 (Docket No. IS10-614-000).

On October 29, 2010, the North Dakota system filed to establish initial gathering and trucking unloading services and charges at Stanley and Tioga effective December 1, 2010. For gathering into or truck uploading at Stanley a charge of $0.20 per barrel will be assessed. The rate at Stanley station is a result of work done to increase the capacity of the station to accommodate the growing Bakken production and will only be charged to all volumes received at Stanley. For gathering into Tioga from Enserco Midstream LLC a charge of $0.10 per barrel will be assessed. Rates at Tioga resulted from requests for a pipeline connection with Enserco Midstream LLC to facilitate receipts into our North Dakota system. Only shippers utilizing these new interconnect services will be subject to the applicable charges.

On December 1, 2010, the North Dakota system filed to establish initial gathering and truck unloading services and charges at Berthold and Tioga effective January 1, 2011. For gathering into or truck unloading at Berthold a charge of $0.20 per barrel will be assessed. The rate at Berthold station is a result of work done to increase the capacity of the station to accommodate the growing Bakken production and will only be charged to all volumes received at Berthold. For gathering into Tioga from Banner Transportation Company LLC a charge of $0.10 per barrel will be assessed. Rates at Tioga resulted from requests for a pipeline connection with Banner Transportation Company LLC to facilitate receipts into our North Dakota system. Only shippers utilizing these new interconnect services will be subject to the applicable charges.

On December 30, 2010, our North Dakota system filed to modify the existing tariffs to include rates for delivery to the International Border near Portal, North Dakota effective February 1, 2011. This project is a result of reactivation and reversal work completed on the Portal Link, which provides export capacity into Canada providing immediate relief to the constrained pipeline infrastructure in North Dakota. This service is completely optional; therefore, the rates will only be charged to shippers using these facilities and there will be no rate impact to existing shippers not utilizing this segment. However, existing shippers may benefit from this service as volumes on PREP will reduce the expansion surcharges on the North Dakota system. Rates to the International Boundary near Portal are set equal to the rates to Clearbrook.

The rates and surcharges for transportation of light crude oil to principal delivery points via trunklines on our North Dakota system are set forth below:

Published Transportation Rate per Barrel(1)(2)
From Glenburn, Haas, Minot, Newberg, Sherwood, Stanley and Wiley, North Dakota to Clearbrook	$1.5465
From Brush Lake and Dwyer, Montana and Grenora, North Dakota to Clearbrook	$1.6716
From Clear Lake, Dagmar, Flat Lake and Reserve, Montana to to Clearbrook	$1.6993
From Tioga to Clearbrook, Minnesota	$1.5740
From Trenton and Missouri Ridge, North Dakota to Clearbrook	$2.1870
From Alexander to Clearbrook	$2.2284
From Brush Lake, Dagmar and Clear Lake to Tioga	$0.5425
From Reserve to Tioga	$0.6120
From Trenton and Missouri Ridge to Tioga	$0.8908
From Alexander to Tioga	$0.9321

(1)	Pursuant to FERC Tariff No. 72.1.0 as filed with the FERC on October 29, 2010, with an effective date of December 1, 2010.

(2)	The looping surcharge was modified in 2009 to extend the cost recovery period by an additional four years, which reduced the rates.

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

Pipeline Safety and Transportation Regulation

Our transmission and non-rural gathering pipelines are subject to regulation by the DOT and PHMSA, under Title 49 of the United States Code of Federal Regulations (Pipeline Safety Act, or PSA) relating to the design, installation, testing, construction, operation, replacement and management of transmission and non-rural gathering pipeline facilities. PHMSA is the agency charged with regulating the safe transportation of hazardous materials under all modes of transportation, including interstate and intrastate pipelines. Periodically the PSA has been reauthorized and amended, imposing new mandates on the regulator to promulgate new regulations and imposing direct mandates on operators of pipelines.

In 1999, PHMSA published a final rule regarding the qualification of pipeline operations personnel. The “Operator Qualification” regulations require pipeline operators to utilize qualified individuals to perform pipeline operations and maintenance activities or tasks. The rule required pipeline operators to have a written plan in place by April 27, 2001 and to complete qualification of personnel by October 28, 2002. We have prepared an Operator Qualification Plan, which is in compliance with PHMSA’s final rule. The implementation of this plan does not have a material effect on the operations of our pipelines.

On December 17, 2002, the Pipeline Safety Improvement Act of 2002, referred to as the PSI Act of 2002, was enacted reauthorizing and amending the PSA. The most significant amendment required natural gas pipelines to develop integrity management programs and conduct integrity assessment tests at a minimum of seven year intervals. Such tests can include internal inspection, hydrostatic pressure tests or direct assessments on pipelines in certain high consequence areas. PHMSA has since promulgated rules for this and other mandates included in the PSI Act of 2002.

On December 29, 2006, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, referred to as PIPES of 2006, was enacted, which further amended the PSA. Many of the provisions were welcome, including strengthening excavation damage prevention and enforcement. The most significant provisions of PIPES of 2006 that will affect us include a mandate to PHMSA to remove most exemptions from federal regulations for liquid pipelines operating at low stress and mandates PHMSA to undertake rulemaking requiring pipeline operators to have a human factors management plan for pipeline control room personnel, including consideration for controlling hours of service. On December 3, 2009, the final rule for the Control Room Management/Human Factors was published.

We have incorporated the new requirements of the 2002 and 2006 PSA amendments into procedures and budgets, and while we expect to incur higher regulatory compliance costs, the increase is not expected to be material.

When hydrocarbons are released into the environment, PHMSA may issue a corrective action order, which can require internal inspections, pipeline pressure reductions and other methods to manage or verify the integrity of a pipeline in the affected area. Any corrective action order, such as that associated with the Line 6B crude oil release, could have a material impact on system throughput or compliance costs.

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

Environmental Regulation

General.    Our operations are subject to complex federal, state and local laws and regulations relating to the protection of health and the environment, including laws and regulations that govern the handling, storage and release of crude oil and other liquid hydrocarbon materials or emissions from natural gas compression facilities. As with the pipeline and processing industry in general, complying with current and anticipated environmental laws and regulations increases our overall cost of doing business, including our capital costs to construct, maintain and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe that they do not affect our competitive position since the operations of our competitors are generally similarly affected.

In addition to compliance costs, violations of environmental laws or regulations can result in the imposition of significant administrative, civil and criminal fines and penalties and, in some instances, injunctions banning or delaying certain activities. We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

There are also risks of accidental releases into the environment associated with our operations, such as releases or spills of crude oil, liquids, natural gas or other substances from our pipelines or storage facilities. Such accidental releases could, to the extent not insured, subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines, penalties or damages for related violations of environmental laws or regulations.

Although we are entitled, in certain circumstances, to indemnification from third parties for environmental liabilities relating to assets we acquired from those parties, these contractual indemnification rights are limited, and accordingly, we may be required to bear substantial environmental expenses. However, we believe that through our due diligence process, we identify and manage substantial issues.

Air and Water Emissions.    Our operations are subject to the federal Clean Air Act, or CAA, and the federal Clean Water Act, or CWA, and comparable state and local statutes. We anticipate, therefore, that we will incur costs in the next several years for air pollution control equipment and spill prevention measures in connection with maintaining existing facilities and obtaining permits and approvals for any new or acquired facilities. In January 2010 the Environmental Protection Agency, or EPA, published that the effective date of the Spill Prevention, Control, and Countermeasures Rule Amendments would be November 10, 2010. However, on October 7, 2010 the EPA issued an extension to the compliance date, which is now November 10, 2011. While the operations of our pipeline facilities are subject to the rule, we have prepared the necessary plans for compliance prior to the November 2011 effective date. In 2009, the EPA published the Greenhouse Gas Recordkeeping and Reporting Rule, which requires applicable facilities to record and report greenhouse gas emissions from combustion sources beginning January 1, 2010. As a part of the reporting rule, in November 2010 the EPA published the requirements for reporting the fugitive emissions from applicable facilities beginning January 1, 2011. While the operations of our pipelines are subject to the rule, we do not believe that the rule requirements will have a material effect on our operations.

The Oil Pollution Act, or OPA, was enacted in 1990 and amends parts of the CWA and other statutes as they pertain to the prevention of and response to oil spills. Under the OPA, we could be subject to strict, joint and potentially unlimited liability for removal costs and other consequences of an oil spill from our facilities into navigable waters, along shorelines or in an exclusive economic zone of the United States. The OPA also imposes certain spill prevention, control and countermeasure requirements for many of our non-pipeline facilities, such as the preparation of detailed oil spill emergency response plans and the construction of dikes or other containment structures to prevent contamination of navigable or other waters in the event of an oil overflow, rupture or release. For our liquid pipeline facilities, the OPA imposes requirements for emergency plans to be prepared, submitted and approved by the DOT. For our non-transportation facilities, such as storage tanks that are not integral to pipeline transportation system, the OPA regulations are promulgated by the EPA. We believe that we are in material compliance with these laws and regulations.

Hazardous Substances and Waste Management.    The federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA (also known as the “Superfund” law) and similar state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons, including the owners or operators of waste disposal sites and companies that disposed or arranged for disposal of hazardous substances found at such sites. We may generate some wastes that fall within the definition of a “hazardous substance.” We may, therefore, be jointly and severally liable under CERCLA for all or part of any costs required to clean up and restore sites at which such wastes have been disposed. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws may apply to a broader range of substances than CERCLA and, in some instances, may offer fewer exemptions from liability. We have not received any notification that we may be potentially responsible for material cleanup costs under CERCLA or similar state laws.

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

INSURANCE

Our operations are subject to many hazards inherent in the liquid petroleum and natural gas gathering, treating, processing and transportation industry. We maintain commercial liability insurance coverage that is consistent with coverage considered customary for our industry. We are included in the comprehensive insurance program that is maintained by Enbridge for its subsidiaries and affiliates through the policy renewal date of May 1, 2011. We do not maintain insurance coverage for interruption of our operations except for water crossings.

The general and pollution liability insurance policies are United States Dollar, or USD, denominated policies, while our property and business interruption policy is a CAD denominated policy. The coverage limits and deductible amounts at December 31, 2010 for our insurance policies denominated in CAD and USD were as follows:

	Coverage Limits				Deductible Amount
Insurance Type	CAD		USD		CAD	USD
	(in millions)				(in millions)
Property and business interruption(1)	Up to $	700.0	Up to $	703.8	$10.0	$10.0
General liability	Up to $	646.5	Up to $	650.0	0.1	0.1
Pollution liability	Up to $	646.5	Up to $	650.0	5.0	5.0

(1)	Based on an exchange rate at December 31, 2010 of $1 USD to $0.9946 CAD.

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

TAXATION

We are not a taxable entity for United States federal income tax purposes. Generally, federal and state income taxes on our taxable income are borne by our individual partners through the allocation of our taxable income. In a limited number of states, an income tax is imposed upon us and generally, not our individual partners. The income tax that we bear is reflected in our consolidated financial statements. The allocation of taxable income to our individual partners may vary substantially from net income reported in our consolidated statements of income.

AVAILABLE INFORMATION

We file annual, quarterly and other reports, and any amendments to those reports and information with the SEC, under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

RISKS RELATED TO OUR BUSINESS

Our actual construction and development costs could exceed our forecast, and our cash flow from construction and development projects may not be immediate, which may limit our ability to maintain or increase cash distributions.

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

Our revenues and cash flows may not increase immediately on our expenditure of funds on a particular project. For example, if we build a new pipeline or expand an existing facility, the design, construction, development and installation may occur over an extended period of time and we may not receive any material increase in revenue or cash flow from that project until after it is placed in service and customers begin using the systems. If our revenues and cash flow do not increase at projected levels because of substantial unanticipated delays or other factors, we may not meet our obligations as they become due, and we may need to reduce or reprioritize our capital budget, sell non-strategic assets, access the capital markets or reassess our level of distributions to unitholders to meet our capital requirements.

Our ability to access capital markets and credit on attractive terms to obtain funding for our capital projects and acquisitions may be limited.

Our ability to fund our capital projects and make acquisitions depends on whether we can access the necessary financing to fund these activities. Domestic and international economic conditions affect the functioning of capital markets and the availability of credit. Adverse economic conditions, such as those prevalent during the recessionary period of 2008 and through much of 2010, periodically result in weakness and volatility in the capital markets, which in turn can limit, temporarily or for extended periods, our ability to raise capital through equity or debt offerings. Additionally, the availability and cost of obtaining credit commitments from lenders can change as economic conditions and banking regulations reduce the credit that lenders have available or are willing to lend. These conditions, along with significant write-offs in the financial services sector and the re-pricing of market risks, can make it difficult to obtain funding for our capital needs from the capital markets on acceptable economic terms. As a result, we may revise the timing and scope of these projects as necessary to adapt to prevailing market and economic conditions.

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

A downgrade in our credit rating could require us to provide collateral for our hedging liabilities and negatively impact our interest costs and borrowing capacity under our Credit Facilities.

Standard & Poor’s, or S&P, Dominion Bond Rating Service, or DBRS, and Moody’s Investors Service, referred to as Moody’s, rate our non-credit enhanced, senior unsecured debt. Although we are not aware of any current plans by the ratings agencies to lower their respective ratings on such debt, we cannot be assured that such credit ratings will not be downgraded.

Currently, we are parties to certain International Swaps and Derivatives Association, Inc., or ISDA®, agreements associated with the derivative financial instruments we use to manage our exposure to fluctuations in commodity prices. These ISDA® agreements require us to provide assurances of performance if our counterparties’ exposure to us exceeds certain levels or thresholds. We generally provide letters of credit to satisfy such requirements. At December 31, 2010, we have provided $7.3 million in the form of letters of credit as assurances of performance for our then outstanding derivative financial instruments. In the event that our credit ratings were to decline to the lowest level of investment grade, as determined by S&P and Moody’s, we would be required to provide letters of credit in substantially greater amounts to satisfy the requirements of our ISDA® agreements. For example if our credit ratings had been at the lowest level of investment grade at December 31, 2010, we would have been required to provide letters of credit in the aggregate amount of $83.7 million. The amounts of any letters of credit we would have to establish under the terms of our ISDA® agreements would reduce the amount that we are able to borrow under our Second Amended and Restated Credit Agreement and our unsecured senior revolving credit agreement, referred to collectively as our Credit Facilities.

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

We may not have sufficient available cash from operating surplus each quarter to enable us to pay distributions at the current level. The amount of cash we are able to distribute depends on the amount of cash we generate from our operations, which can fluctuate quarterly based upon a number of factors, including:

•	The operating performances of our assets;

•	Commodity prices;

•	Actions of government regulatory bodies;

•	The level of capital expenditures we make;

•	The amount of cash reserves established by Enbridge Management;

•	Our ability to access capital markets and borrow money;

•	Our debt service requirements and restrictions in our credit agreements;

•	Fluctuations in our working capital needs; and

•	The cost of acquisitions.

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

In addition, our ability to increase deliveries to expand our Lakehead system in the future depends on increased supplies of western Canadian crude oil. We expect that growth in future supplies of western Canadian crude oil will come from oil sands projects in Alberta. Full utilization of additional capacity as a result of the recently completed Alberta Clipper and Southern Access pipelines and future expansions of our Lakehead system, will largely depend on these anticipated increases in crude oil production from oil sands projects. A reduction in demand for crude oil or a decline in crude oil prices may make certain oil sands projects uneconomical since development costs for production of crude oil from oil sands is greater than development costs for production of conventional crude oil. Oil sands producers may cancel or delay plans to expand their facilities, as some oil sands producers have done in recent years, if crude oil prices remain at levels that do not support expansion. Additionally, measures adopted by the government of the Province of Alberta to increase its share of revenues from oil sands development coupled with a decline in crude oil prices could reduce the volume growth we have anticipated in expanding the capacity of our crude oil pipelines.

The volume of shipments on natural gas and NGL systems depends on the supply of natural gas and NGLs available for shipment from the producing regions that supply these systems. Supply available for shipment can be affected by many factors, including commodity prices, weather and drilling activity among other factors listed above. Volumes shipped on these systems are also affected by the demand for natural gas and NGLs in the markets these systems serve. Existing customers may not extend their contracts for a variety of reasons, including a decline in the availability of natural gas from our Mid-Continent, United States Gulf Coast and East Texas producing regions, or if the cost of transporting natural gas from other producing regions through other pipelines into the markets served by the natural gas systems were to render the delivered cost of natural gas on our systems uneconomical. We may be unable to find additional customers to replace the lost demand or transportation fees.

Competition may reduce our revenues.

Our Lakehead system faces current and potentially further competition for transporting western Canadian crude oil from other pipelines, which may reduce our volumes and the associated revenues. For our cost-of-service arrangements, these lower volumes will increase our transportation rates. The increase in transportation rates could result in rates that are higher than competitive conditions will otherwise permit. Our Lakehead system competes with other crude oil and refined product pipelines and other methods of delivering crude oil and refined products to the refining centers of Minneapolis-St. Paul, Minnesota, Chicago, Detroit, Michigan, Toledo, Buffalo, New York, and Sarnia and the refinery market and pipeline hub located in the Patoka/Wood River area of southern Illinois. Refineries in the markets served by our Lakehead system compete with refineries in western Canada, the Province of Ontario and the Rocky Mountain region of the United States for supplies of western Canadian crude oil.

Our Ozark pipeline system faces a significant increase in competition from a competitor’s new pipeline from Hardisty to Patoka, which commenced deliveries to the Patoka and Wood River areas of Southern Illinois in the third quarter of 2010.

We also encounter competition in our natural gas gathering, treating, and processing and transmission businesses. A number of new interstate natural gas transmission pipelines being constructed could reduce the revenue we derive from the intrastate transmission of natural gas. Many of the large wholesale customers served by our natural gas systems have multiple pipelines connected or adjacent to their facilities. Thus, many of these wholesale customers have the ability to purchase natural gas directly from a number of pipelines and/or from third parties that may hold capacity on other pipelines. Most natural gas producers and owners have alternate gathering and processing facilities available to them. In addition, they have other alternatives, such as building their own gathering facilities or, in some cases, selling their natural gas supplies without processing. Some of our natural gas marketing competitors have greater financial resources and access to larger supplies of natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.

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

The prices of natural gas, NGLs and crude oil are inherently volatile, and we expect this volatility will continue. We buy and sell natural gas and NGLs in connection with our marketing activities. Our exposure to commodity price volatility is inherent to our natural gas and NGL purchase and resale activities, in addition to our natural gas processing activities. To the extent that we engage in hedging activities to reduce our commodity price exposure, we may be prevented from realizing the full benefits of price increases above the level of the hedges. However, because we are not fully hedged, we will continue to have commodity price exposure on the unhedged portion of the fees we derive from the commodities we receive in-kind as payment for our gathering, processing, treating and transportation services. We are exposed to fluctuations in commodity prices on 15 to 30 percent of the natural gas, NGLs and condensate we expect to receive in the near term. As a result of this unhedged exposure, a substantial decline in the prices of these commodities could adversely affect our financial performance.

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

Our pipeline, gathering, processing and trucking operations are subject to federal, state and local laws and regulations relating to environmental protection and operational and worker safety. Numerous governmental authorities have the power to enforce compliance with the laws and regulations they administer and permits they issue, oftentimes requiring difficult and costly actions. Our failure to comply with these laws, regulations and operating permits can result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. Our operation of liquid petroleum and natural gas gathering, processing, treating and transportation facilities exposes us to the risk of incurring significant environmental costs and liabilities. Additionally, operational modifications necessary to comply with regulatory requirements and resulting from our handling of liquid petroleum and natural gas, historical environmental contamination, accidental releases or upsets, regulatory enforcement, litigation or safety and health incidents can also result in significant cost. We may incur joint and several strict liability under these environmental laws and regulations in connection with discharges or releases of liquid petroleum and natural gas and wastes on, under or from our properties and facilities, many of which have been used for gathering or processing activities for a number of years, oftentimes by third parties not under our control. Private parties, including the owners of properties through which our gathering systems pass and facilities where our liquid petroleum and natural gas or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may also incur costs in the future due to changes in environmental and safety laws and regulations, or re-interpretations of enforcement policies or claims for personal, property or environmental damage. We may not be able to recover these costs from insurance or through higher rates.

Our operations may incur substantial liabilities to comply with climate change legislation and regulatory initiatives.

In June of 2009, the United States House of Representatives passed a cap and trade bill known as the American Clean Energy and Security Act of 2009, which was then placed on the United States Senate legislative calendar for consideration. However, in July 2010, Senate leaders announced that comprehensive climate change legislation would not be considered by the Senate in the 111th Congressional Term, which ended December 22, 2010. The legislative calendar for the 112th Term has not yet been determined. In addition, more than one-third of the states already have begun implementing legal measures to reduce emissions of greenhouse gases. Further, on April 2, 2007, the United States Supreme Court in Massachusetts, et al. v. EPA, held that carbon dioxide may be regulated as an “air pollutant” under the federal CAA. In July 2008, the EPA released an Advanced Notice of Proposed Rulemaking regarding possible future regulation of greenhouse gas emissions under the CAA and other potential methods of regulating greenhouse gases. On December 7, 2009, the EPA finalized its response to the Massachusetts, et al. v. EPA decision by issuing its “endangerment finding” that the current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations, and that certain greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of greenhouse gases and hence to the threat of climate change. Moreover, on September 22, 2009, the EPA finalized a rule requiring nation-wide reporting of greenhouse gas emissions beginning January 1, 2010. The rule applies primarily to large facilities emitting 25,000 metric tons or more of carbon dioxide-equivalent greenhouse gas emissions per year and to most upstream suppliers of fossil fuels and industrial greenhouse gas, as well as to manufacturers of vehicles and engines. Subsequently, on November 30, 2010, the EPA finalized a supplemental rulemaking that expanded the types of industrial sources that are subject to or potentially subject to EPA’s mandatory greenhouse gas emissions reporting requirements to include petroleum and natural gas systems. Finally, the May 2010 promulgation of regulations to control the greenhouse gas emissions from light-duty motor vehicles automatically triggered CAA provisions that, in general, require stationary source facilities that emit more than 25,000 tons per year of greenhouse gas equivalent to obtain permits to demonstrate that best practices and technology are being used to minimize greenhouse gas emissions. On May 13, 2010, the EPA finalized the “tailoring rule,” which served to increase the greenhouse gas emissions threshold that triggers the permitting requirements for stationary sources. Under a phased-in approach, for most purposes, new permitting provisions are required for facilities that emit 100,000 tons per year or more of carbon dioxide equivalent. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted and upheld by the judicial system as initially written, if at all, or how legislation or new regulation that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions.

Canada is one of many foreign nations participating in the Kyoto Protocol, a treaty designed to reduce greenhouse gas emissions. The treaty requires Canada to reduce greenhouse gas emissions to 6% below 1990 levels by 2012. While the United States is not a signatory to the Kyoto Protocol, its Congress has been actively considering legislation to reduce emissions of greenhouse gases, primarily through the development of greenhouse gas cap and trade programs as discussed above. Any additional costs or operating restrictions associated with legislation or regulations regarding greenhouse gas emissions could have a material adverse effect on our operating results and cash flows, in addition to the demand for our services.

Pipeline operations involve numerous risks that may adversely affect our business and financial condition.

Operation of complex pipeline systems, gathering, treating, processing and trucking operations involves many risks, hazards and uncertainties. These events include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of the facilities below expected levels of capacity and efficiency and catastrophic events such as explosions, fires, earthquakes, hurricanes, floods, landslides or other similar events beyond our control. These types of catastrophic events could result in loss of human life, significant damage to property, environmental pollution and impairment of our operations, any of which could also result in substantial losses for which insurance may not be sufficient or available and for which we may bear a part or all of the cost. In addition, we could be subject to significant fines and penalties from regulators in connection with such events. For pipeline and storage assets located near populated areas, including residential communities, commercial business centers, industrial sites and other public gathering locations, the level of damage resulting from these catastrophic events could be greater.

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

We are a holding company with no material operations. If we cannot receive cash distributions from our operating subsidiaries, we will not be able to meet our debt service obligations. Our operating subsidiaries may from time to time incur additional indebtedness under agreements that contain restrictions, which could further limit each operating subsidiaries’ ability to make distributions to us.

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

Enbridge Management may establish cash reserves for us that in its reasonable discretion are necessary to fund our future operating and capital expenditures, provide for the proper conduct of business, and comply with applicable law or agreements to which we are a party or to provide funds for future distributions to partners. These cash reserves affect the amount of cash available for distribution to holders of our common units.

RISKS RELATED TO OUR DEBT AND OUR ABILITY TO MAKE DISTRIBUTIONS

Agreements relating to our debt restrict our ability to make distributions, which could adversely affect the value of our Class A common units, and our ability to incur additional debt and otherwise maintain financial and operating flexibility.

Our most significant operating subsidiary is restricted by its First Mortgage Notes from making distributions to us, other than in additional partnership interests in it, unless: (1) the distribution is in cash; (2) the distribution amount does not exceed the current available cash of that subsidiary; (3) a default does not exist under the First Mortgage Notes immediately after giving effect to the distribution and (4) timely notice of the distribution has been given to the holders of the First Mortgage Notes. In addition, we are prohibited from making distributions to our unitholders during (1) the existence of certain defaults under our Credit Facilities or (2) during a period in which we have elected to defer interest payments on the Junior Notes, subject to limited exceptions as set forth in the related indenture. Further, the agreements governing our Credit Facilities and our subsidiary’s First Mortgage Notes may prevent us from engaging in transactions or capitalizing on business opportunities that we believe could be beneficial to us by requiring us to comply with various covenants, including the maintenance of certain financial ratios and restrictions on:

•	Incurring additional debt;

•	Entering into mergers or consolidations or sales of assets; and

•	Granting liens.

Although the indentures governing our senior notes do not limit our ability to incur additional debt, they impose restrictions on our ability to enter into mergers or consolidations and sales of all or substantially all of our assets, to incur liens to secure debt and to enter into sale and leaseback transactions. A breach of any restriction under our Credit Facilities or our indentures or our subsidiary’s First Mortgage Notes could permit the holders of the related debt to declare all amounts outstanding under those agreements immediately due and payable and, in the case of our Credit Facilities, terminate all commitments to extend further credit. Any subsequent refinancing of our current debt or any new indebtedness incurred by us or our subsidiaries could have similar or greater restrictions.

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

As long as we qualify to be treated as a partnership for federal income tax purposes, we are not subject to federal income tax. Although a publicly-traded limited partnership is generally treated as a corporation for federal income tax purposes, a publicly-traded partnership such as us can qualify to be treated as a partnership for federal income tax purposes under current law so long as for each taxable year at least 90% of our gross income is derived from specified investments and activities. We believe that we qualify to be treated as a partnership for federal income tax purposes because we believe that at least 90% of our gross income for each taxable year has been and is derived from such specified investments and activities. Although we intend to meet this gross income requirement, we may not find it possible, regardless of our efforts, to meet this gross income requirement or may inadvertently fail to meet this gross income requirement. If we do not meet this gross income requirement for any taxable year and the Internal Revenue Service (the “IRS”) does not determine that such failure was inadvertent, we would be treated as a corporation for such taxable year and each taxable year thereafter. We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or certain other matters affecting us.

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

If we were to be treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Under current law, distributions to unitholders would generally be taxed as corporate distributions, and no income, gain, loss or deduction would flow through to our unitholders. If we were treated as a corporation at the state level, we may also be subject to the income tax provisions of certain states. Moreover, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, we are required to pay Texas franchise tax at a minimum effective rate of 0.7% of our gross income apportioned to Texas in the prior year.

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

In addition to federal income taxes, a unitholder will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or our subsidiaries conduct business or own property now or in the future, even if such unitholder does not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We or our subsidiaries own property and conduct business in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, New York, South Carolina, North Carolina, North Dakota, Oklahoma, Tennessee, Texas and Wisconsin. Most of these states impose an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may acquire property or conduct business in additional states or in foreign jurisdictions that impose a personal income tax. It is the responsibility of each unitholder to file all required United States federal, foreign, state and local tax returns.

Ownership of Class A common units raises issues for tax-exempt entities and other investors.

An investment in our Class A common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts (known as IRAs), Keogh plans and other retirement plans, regulated investment companies and foreign persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be “unrelated business taxable income” and will be taxable to them. Distributions to non-United States persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-United States persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. Tax-exempt entities and non-United States persons should consult their tax adviser before investing in our Class A common units.

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

We will be considered to have been terminated for federal tax purposes if there are sales or exchanges which, in the aggregate, constitute 50% or more of the total interests in our capital and profits within a twelve- month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions available in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for federal tax purposes. If treated as a new partnership for federal tax purposes, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

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

Item 3. Legal Proceedings

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on our financial condition. The disclosures included in Part II, Item 8. Financial Statements and Supplementary Data, under Note 13—Commitments and Contingencies, address the matters required by this item and are incorporated herein by reference.

PART II

Item 5. Market for Registrant’s Common Equity and Related Unitholder Matters

Our Class A common units are listed and traded on the NYSE, the principal market for the Class A common units, under the symbol “EEP.” The quarterly price ranges per Class A common unit and cash distributions paid per unit for 2010 and 2009 are summarized as follows:

	First	Second	Third	Fourth
2010 Quarters
High	$55.74	$53.74	$60.20	$63.39
Low	$46.77	$38.02	$50.38	$52.25
Cash distributions paid	$0.9900	$1.0025	$1.0275	$1.0275

2009 Quarters
High	$33.50	$42.87	$48.20	$54.44
Low	$24.71	$29.72	$36.90	$44.05
Cash distributions paid	$0.990	$0.990	$0.990	$0.990

On February 17, 2011 the last reported sales price of our Class A common units on the NYSE was $65.23. At February 10, 2011, there were approximately 87,000 Class A common unitholders, of which there were approximately 1,300 registered Class A common unitholders of record. There is no established public trading market for our Class B common units, all of which are held by the General Partner, or our i-units, all of which are held by Enbridge Management.

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

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per unit amounts)
Income Statement Data:(2)(3)(4)(5)(6)(7)
Operating revenue	$7,736.1	$5,731.8	$9,898.7	$7,172.1	$6,400.2
Operating expenses	7,608.8	5,115.2	9,318.1	6,853.7	6,017.3

Operating income	127.3	616.6	580.6	318.4	382.9
Interest expense	274.8	228.6	180.6	99.8	110.5
Other income	17.5	13.4	1.9	4.2	8.4
Income tax expense	7.9	8.5	7.0	5.1	—
Noncontrolling interest	60.6	11.4	—	—	—

Income (loss) from continuing operations attributable to general and limited partnership interests	$(198.5)	$381.5	$394.9	$217.7	$280.8

Income (loss) from continuing operations per limited partner unit (basic and diluted)(1)	$(2.18)	$2.78	$3.55	$2.10	$3.56

Cash distributions paid per limited partner unit	$4.0475	$3.9600	$3.8800	$3.7250	$3.7000

Financial Position Data (at year end):(2)(3)(4)(5)(6)(7)
Property, plant and equipment, net	$8,641.6	$7,716.7	$6,722.9	$5,554.9	$3,824.9
Total assets	10,441.0	8,988.3	8,300.9	6,891.6	5,223.8
Long-term debt, excluding current maturities	4,778.9	3,791.2	3,223.4	2,862.9	2,066.1
Loans from General Partner and affiliates	347.4	269.7	130.0	130.0	136.2
Partners’ capital:
Class A common units	2,641.0	2,884.9	2,104.0	1,340.7	1,141.7
Class B common units	64.9	78.6	85.0	72.9	67.6
Class C units(8)	—	—	886.5	874.1	509.8
i-units	579.1	588.8	553.8	515.3	466.3
General Partner	256.8	251.1	84.7	62.9	47.6
Accumulated other comprehensive income (loss)	(121.7)	(74.6)	12.9	(294.4)	(189.6)
Noncontrolling interest	465.4	341.1	—	—	—

Partners’ capital	$3,885.5	$4,069.9	$3,726.9	$2,571.5	$2,043.4

Cash Flow Data:(2)(3)(4)(5)(6)(7)
Cash flows provided by operating activities	$377.9	$728.4	$543.3	$463.4	$321.6
Cash flows used in investing activities	1,427.8	1,173.6	1,428.3	1,765.0	867.0
Cash flows provided by financing activities	1,051.2	248.9	1,174.4	1,167.5	640.2
Additions to property, plant and equipment and acquisitions included in investing activities, net of cash acquired	1,429.5	1,292.1	1,387.1	1,980.2	897.7

Notes to Selected Financial Data:

(1)

The allocation of net income (loss) to the General Partner in the following amounts has been deducted before calculating income (loss) from continuing operations per limited partner unit: 2010, $61.6 million; 2009, $57.1 million; 2008, $49.5 million; 2007, $36.2 million; and 2006, $30.2 million.

(2)	Our income statement, financial position and cash flow data reflect the following significant acquisitions and dispositions:

Date of Acquisition / Disposition	Acquisition / Disposition Description
September 2010	Acquisition of the Elk City system in Oklahoma and Texas.
November 2009	Disposition of natural gas pipelines located predominately outside of Texas.
May 2009	Acquisition of a portion of a crude oil pipeline system running from Flanagan, Illinois to Griffith, Indiana.
January 2009	Disposition of offshore natural gas pipelines.
April 2006	Acquisition of a natural gas pipeline in east Texas.

(3)	Our financial position and cash flow data include the effect of the following debt issuances and debt repayments:

Date of Debt Issuance	Debt Type	Amount of Debt Issuance
September 2010	5.500% Senior Notes	$400.0
March 2010	5.200% Senior Notes	$500.0
December 2008	9.875% Senior Notes	$500.0
April 2008	6.500% Senior Notes	$400.0
April 2008	7.500% Senior Notes	$400.0
December 2007	Affiliate Note Payable	$130.0
September 2007	Junior Subordinated Notes	$400.0
August 2007	Zero coupon notes	$200.0
December 2006	5.875% Senior Notes	$300.0

•	For the year ended December 31, 2009 we made the following debt repayments:

—$31.0 million of our First Mortgage Notes;

—$214.7 million of our Zero Coupon Notes;

—$130.0 million of our Hungary Note; and

—$175.0 million of our 4.000% senior notes.

(4)	Our financial position and cash flow data include the effect of the following limited partner unit issuances:

Date of Unit Issuance	Class of Limited Partnership Interest	Number of Units Issued	Net Proceeds Including General Partner Contribution
2010 Equity Distribution Agreement issuances	Class A	1,118,701	$59.9
November 2010	Class A	5,980,000	$354.8
October 2009	Class A	21,245	$1.0
December 2008	Class A	16,250,000	$509.8
March 2008	Class A	4,600,000	$221.8
May 2007	Class A	5,300,000	$308.0
April 2007	Class C	5,930,792	$320.8
August 2006	Class C	10,869,565	$510.2

(5)	Our income statement, financial position and cash flow data include the effect of the following distributions:

Fiscal Year	Amount of Distribution of i-units to i-unit Holders	Amount of Distribution of Class C units to Class C unit Holders	Retained from General Partner	Distribution of Cash
2010	$68.3	$—	$1.4	$481.6
2009	$61.1	$60.3	$2.4	$395.0
2008	$54.2	$72.2	$2.6	$286.7
2007	$48.4	$59.1	$2.3	$245.4
2006	$44.6	$10.1	$1.0	$227.4

•

The quarterly in-kind distributions of 1.3 million, 1.6 million, 1.2 million, 0.9 million and 1.0 million i-units during 2010, 2009, 2008, 2007 and 2006, respectively, in lieu of cash distributions; and

•	The quarterly in-kind distributions of 1.6 million, 1.6 million, 1.1 million and 0.2 million Class C units during 2009, 2008, 2007 and 2006, respectively, in lieu of cash distributions.

(6)

In July 2009, we entered into a joint funding arrangement to finance construction of the United States segment of the Alberta Clipper Pipeline, with several of our affiliates and affiliates of Enbridge. In exchange for a 66.67 percent ownership interest in the Alberta Clipper Pipeline, Enbridge, through our General Partner, is funding approximately two-thirds of both the debt financing and equity requirement for the project in return for approximately two-thirds of the earnings and cash flows. For our 33.33 percent ownership of the Alberta Clipper Pipeline, we are funding approximately one-third of the debt financing and required equity of the project, for which we will be entitled to approximately one-third of the project’s earnings and cash flows. As a result of this joint funding arrangement, 66.67 percent of earnings associated with the Alberta Clipper Pipeline are attributable to our General Partner and presented as “Noncontrolling interest” in our consolidated statements of income and consolidated statement of financial position.

In August 2009, we applied the provisions of regulatory accounting to our Alberta Clipper Pipeline. In conjunction with our application of the provisions of regulatory accounting, we recorded an allowance for equity during construction, referred to as AEDC, of $15.3 million and $12.6 million, for the years ended December 31, 2010 and 2009, which is recorded in “Other income” in our consolidated statements of income.

(7)

Operating results for the year ended December 31, 2010 were affected by costs incurred in connection with the crude oil releases on Lines 6A and 6B of our Lakehead system. We estimate that in connection with these incidents we will incur aggregate gross costs of $595.0 million for the emergency response, environmental remediation and cleanup activities associated with the crude oil releases, before insurance recoveries and excluding fines and penalties. In addition, during the period the pipelines were not in service, our operating revenues were lower by approximately $16 million as a result of the volumes that we were unable to transport. We anticipate substantially all the costs we have incurred from the releases will ultimately be recoverable under our existing insurance policies, excluding any fines and penalties we may be assessed. We do not maintain insurance coverage for interruption of our operations, except for water crossings, and therefore we will not recover the revenues lost while Lines 6A and 6B were not in service.

(8)	In October 2009, we effected the conversion of all our outstanding Class C units into Class A common units in accordance with the terms of our partnership agreement.

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

The following table reflects our operating income by business segment and corporate charges for each of the years ended December 31, 2010, 2009 and 2008. We have removed from “Income (loss) from continuing operations,” for each period, the amounts comprising the operating results of non-core natural gas pipeline assets that we sold in November 2009 and presented the amounts in “Income (loss) from discontinued operations.”

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Operating Income
Liquids	$(24.7)	$462.0	$342.2
Natural Gas	152.4	117.8	237.8
Marketing	3.7	42.0	7.7
Corporate, operating and administrative	(4.1)	(5.2)	(7.1)

Total Operating Income	127.3	616.6	580.6
Interest expense	274.8	228.6	180.6
Other income	17.5	13.4	1.9
Income tax expense	7.9	8.5	7.0

Income (loss) from continuing operations	(137.9)	392.9	394.9
Income (loss) from discontinued operations	—	(64.9)	8.3

Net income (loss)	(137.9)	328.0	403.2

Less: Net income attributable to noncontrolling interest	60.6	11.4	—

Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(198.5)	$316.6	$403.2

Contractual arrangements in our Liquids, Natural Gas and Marketing segments expose us to market risks associated with changes in commodity prices where we receive crude oil, natural gas or NGLs in return for the services we provide or where we purchase natural gas or NGLs. Our unhedged commodity position is fully exposed to fluctuations in commodity prices. These fluctuations can be significant when commodity prices become volatile. We employ derivative financial instruments to hedge a portion of our commodity position and to reduce our exposure to fluctuations in commodity prices. Some of these derivative financial instruments do not qualify for hedge accounting under the applicable authoritative accounting provisions, which can create volatility in our earnings that can be significant. However, these fluctuations in earnings do not affect our cash flow. Cash flow is only affected when we settle the derivative instrument.

Summary Analysis of Operating Results

Liquids

Our Liquids segment includes the operations of our Lakehead, North Dakota and Mid-Continent systems. These systems largely consist of FERC-regulated interstate crude oil and liquid petroleum pipelines, gathering systems and storage facilities. The Lakehead system, together with the Enbridge system in Canada, forms the longest liquid petroleum pipeline system in the world. Our Liquids systems generate revenues primarily from charging shippers a rate per barrel to gather, transport and store crude oil and liquid petroleum.

The operating loss of our Liquids segment for the year ended December 31, 2010 resulted from costs incurred in connection with the crude oil releases on Lines 6A and 6B of our Lakehead system. We estimate that in connection with these incidents we will incur aggregate gross costs of $595.0 million for the emergency response, environmental remediation and cleanup activities associated with the crude oil releases, before insurance recoveries and excluding fines and penalties. In addition, during the period the pipelines were not in service, our operating revenues were lower by approximately $16 million as a result of the volumes that we were unable to transport. We anticipate substantially all the costs we have incurred from the releases will ultimately be recoverable under our existing insurance policies, excluding any fines and penalties we may be assessed. We do not maintain insurance coverage for interruption of our operations, except for water crossings, and therefore, we will not recover the revenues lost while Lines 6A and 6B were not in service.

The operating loss that resulted from the incidents on Lines 6A and 6B was partially offset by transportation rate increases that went into effect in January and April 2010, coupled with higher delivered volumes on our Lakehead and North Dakota systems. The following factors also affected the operating results of our Liquids segment for the year ended December 31, 2010 when compared to the same period in 2009 was the following:

•	The completion and start up of our Alberta Clipper Pipeline on April 1, 2010;

•	Higher average crude oil prices and volumes associated with the allowance oil we receive;

•	Additional revenue we recognized in 2009 resulting from our joint tolling arrangement with Mustang Pipe Line, LLC, or Mustang;

•	Increased operating and administrative, power and depreciation costs associated with the additional assets we have placed into service in 2010; and

•	A non-cash impairment charge associated with our abandonment of the West Tulsa pipeline on our Mid-Continent system.

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

The following factors affected the operating income of our Natural Gas business for the year ended December 31, 2010 as compared with the same period of 2009:

•

Unrealized, non-cash, mark-to-market net gains of $4.4 million associated with derivative financial instruments that do not qualify for hedge accounting treatment under authoritative accounting guidance compared with $36.4 million of net losses for the comparable period of 2009;

•	Increased natural gas and NGL volumes on our Anadarko system;

•	Our September 2010 acquisition of the Elk City system; and

•	Increased operating and administrative costs attributable to maintenance activities and other costs that are mostly variable with volumes and our September 2010 Elk City system acquisition.

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

Included in the operating results of our Marketing segment for the year ended December 31, 2010 were unrealized, non-cash, mark-to-market net losses of $6.7 million, associated with derivative financial instruments that do not qualify for hedge accounting treatment under authoritative accounting guidance, as compared with $20.7 million of unrealized, non-cash, mark-to-market net gains for the comparable period in 2009. Further contributing to lower operating income for the year ended December 31, 2010 were relatively stable natural gas prices during the period, which limited our opportunities to benefit from significant price differentials between market centers.

Derivative Transactions and Hedging Activities

We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in commodity prices and interest rates and to reduce variability in our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices or interest rates. We record all derivative instruments in our consolidated financial statements at fair market value pursuant to the requirements of applicable authoritative accounting guidance. We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

•	Natural Gas and Marketing segments commodity-based derivatives—”Cost of natural gas”

•	Liquids segment commodity-based derivatives—”Operating revenue” and “Power”

•	Corporate interest rate derivatives—”Interest expense”

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net unrealized gains and losses associated with the changes in fair value of our derivative financial instruments:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Liquids segment
Non-qualified hedges	$(2.8)	$—	$—
Natural Gas segment
Hedge ineffectiveness	3.5	(0.7)	(0.1)
Non-qualified hedges	0.9	(35.7)	85.1
Marketing
Non-qualified hedges	(6.7)	20.7	(16.2)

Commodity derivative fair value gains (losses)	(5.1)	(15.7)	68.8
Corporate
Non-qualified interest rate hedges	(1.0)	0.5	—

Derivative fair value gains (losses)	$(6.1)	$(15.2)	$68.8

RESULTS OF OPERATIONS—BY SEGMENT

Liquids

Our Liquids segment includes the operations of our Lakehead, North Dakota, and Mid-Continent systems. We provide a detailed description of each of these systems in Item 1. Business. The following tables set forth the operating results and statistics of our Liquids segment for the periods presented:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Operating Results
Operating revenues	$1,171.8	$971.8	$773.1

Environmental costs	600.8	1.3	5.5
Operating and administrative	265.5	247.1	183.9
Power	141.1	128.1	140.7
Depreciation and amortization	178.8	133.3	100.8
Impairment charge	10.3	—	—

Operating expenses	1,196.5	509.8	430.9

Operating Income	$(24.7)	$462.0	$342.2

Operating Statistics
Lakehead system:
United States(1)	1,302	1,305	1,267
Province of Ontario(1)	353	345	353

Total Lakehead system deliveries(1)	1,655	1,650	1,620

Barrel miles (billions)	439	423	432

Average haul (miles)	727	702	729

Mid-Continent system deliveries(1)	212	238	231

North Dakota system:
Trunkline	159	104	99
Gathering	6	6	6

Total North Dakota system deliveries(1)	165	110	105

Total Liquids Segment Delivery Volumes(1)	2,032	1,998	1,956

(1)	Average barrels per day in thousands.

Year ended December 31, 2010 compared with year ended December 31, 2009

The operating results of our Liquids business were significantly affected by the crude oil releases from Lines 6A and 6B of our Lakehead system. Our discussion of the environmental costs associated with these crude oil releases is presented below in the section titled “Operating Impact of Lines 6A and 6B Crude Oil Releases.” The immediately following discussion focuses on the operating results of our Liquids business.

Operating revenue of our Liquids segment increased for the year ended December 31, 2010 when compared to the same period in 2009 primarily due to the increased average rates for transportation on all of our major systems, most notably those associated with our Alberta Clipper Pipeline. Increases in average transportation rates on all three Liquids systems contributed approximately $186.3 million of additional operating revenue for the year ended December 31, 2010 when compared to the same period in 2009. The changes to our transportation rates included the following:

•

Effective January 1, 2010, we increased the rates for transportation on our North Dakota system to include a new surcharge related to the recent completion of our North Dakota Phase VI expansion program, referred to as North Dakota Phase VI;

•

Effective April 1, 2010, we increased the rates for transportation on our Lakehead system in connection with the completion of our Alberta Clipper Pipeline. We also increased the transportation rates on our Lakehead system for additional facilities we added for which we receive a cost-of-service return and a true-up for costs associated with the Southern Access Pipeline;

•

Effective April 1, 2010, we extended by four years the term of the looping surcharge on our North Dakota system, which is a component of North Dakota Phase V. The impact of the term extension reduced the looping surcharge from $0.70 per barrel to $0.38 per barrel for all volumes originating from Trenton, Missouri Ridge and Alexander, North Dakota delivered to Tioga, North Dakota; and

•	Effective July 1, 2010, we decreased the average transportation rates on all three of our Liquids systems in connection with the annual index rate ceiling adjustment.

The operating revenue of our Liquids segment was also improved due to an increase in average delivery volumes on our North Dakota system that contributed an approximate $30.1 million of additional operating revenue for the year ended December 31, 2010 when compared to the same period in 2009. The average trunkline delivery volumes of our North Dakota system increased nearly 53 percent, to 159,000 Bpd for the year ended December 31, 2010 from 104,000 Bpd during the same period in 2009, while gathering volumes during these periods remained constant at 6,000 Bpd. The increase in average trunkline delivery volumes is attributable to our completion in late 2009 of North Dakota Phase VI, which increased the system’s trunkline capacity to approximately 161,000 Bpd from the 110,000 Bpd that was previously available. While the capacity of our North Dakota trunkline approximates 161,000 Bpd, many variables, including changes in scheduled maintenance and other operational factors, can limit or increase our ability to operate at that level.

Our transportation tariffs allow our pipelines to deduct an allowance from our customers for the transportation of their crude oil. We recognize revenue for this allowance at the prevailing market price for crude oil. The average prices of crude oil during the year ended December 31, 2010 were higher than the average prices for the same period of 2009. For example, the average price of West Texas Intermediate crude oil has increased approximately 28 percent for the year ended December 31, 2010, as compared with the same period in 2009. As a result of the increase in crude oil prices, we have experienced an approximate $14.7 million increase in allowance oil revenues.

Offsetting the improved operating revenues for our Liquids segment for the year ended December 31, 2010 is approximately $16 million of lost operating revenue associated with the temporary shutdowns of Lines 6A and 6B of our Lakehead system resulting from the crude oil releases from these pipelines. Despite the temporary shutdowns of Lines 6A and 6B, the average delivery volumes on our Lakehead system increased to 1.655 million Bpd for the year ended December 31, 2010 from 1.650 million Bpd during the same period in 2009. Prior to the occurrence of the releases, Lines 6A and 6B were operating at approximately 450,000 Bpd and 190,000 Bpd, respectively. Lines 6A and 6B were out of service for eight and 63 days, respectively, before they were returned to service. The lower volumes and related revenue associated with the releases on Lines 6A and 6B were partially offset by greater use of other pipelines on the Lakehead system to facilitate the transportation and delivery of crude oil from the oil sands.

Further offsetting the increases in operating revenue was $22.5 million of revenue we recognized in the year ended December 31, 2009 resulting from an expired joint tolling arrangement with Mustang Pipe Line, LLC, or Mustang, that we did not recognize for the same period in 2010. Additional discussion of the operating revenue recognized for the year ended December 31, 2009 related to the joint tolling arrangement with Mustang is presented below in our 2009 analysis.

Operating and administrative expenses for the Liquids segment increased $18.4 million from the year ended December 31, 2010 when compared to the same period in 2009 due to increases in property taxes associated with assets we have placed in service coupled with modest increases on existing assets. Affiliates of our General Partner charge us the costs associated with employees and related benefits for personnel who are assigned to us or otherwise provide us with managerial and administrative services. We have experienced an increase in workforce related costs as a result of the growth and expansion of our Liquids system operations. The above increases to operating and administrative expenses were partially offset by lower rent costs associated with the termination of our lease of Line 13 from an affiliate of our General Partner.

Power costs increased $13.0 million for the year ended December 31, 2010, compared with the same period in 2009. The increase in power costs is primarily associated with the higher volumes of crude oil transported on our North Dakota system coupled with utility rate increases for power used by our Lakehead system. Partially, offsetting the increases in power costs was a decline in usage by our Lakehead system during the periods Lines 6A and 6B were not in service.

The increase in depreciation expense of $45.5 million is directly attributable to the additional assets we have placed in service during 2010, the most significant of which are North Dakota Phase VI and the Alberta Clipper Pipeline that we placed in service during the first and second quarters of 2010, respectively.

In September 2010, we removed from service the West Tulsa crude oil pipeline on our Mid-Continent system due to a significant decrease in throughput on the pipeline. As a result, we recognized a $10.3 million impairment charge during year ended December 31, 2010 to reduce the carrying amount of the asset to zero.

Operating Impact of Lines 6A and 6B Crude Oil Releases

We reported two releases of crude oil from our Lakehead system during the year ended December 31, 2010 that significantly affected the operating results of our Liquids business. The first release occurred on July 26, 2010, near Marshall, Michigan on Line 6B of our Lakehead system, and the second occurred on September 9, 2010 in an industrial area of Romeoville, Illinois on Line 6A of our Lakehead system. We recognized approximately $595 million of actual and estimated costs in our Liquids business for the emergency response, environmental remediation and cleanup activities associated with the crude oil releases from Lines 6A and 6B, and potential claims by third parties. We revised our previous $475 million estimate for these costs based upon our review of costs and commitments incurred through December 31, 2010, as well as additional information concerning the requirements for environmental restoration and remediation. All of the increase in the estimate is attributable to the remediation and restoration of the areas affected by the crude oil released from Line 6B, the total cost of which is now estimated to be $550 million. We have not revised our $45 million cost estimate associated with the Line 6A release, since we have substantially completed the cleanup, remediation and restoration of the areas affected by the crude oil release. We continue to incur costs for air and ground water monitoring as well as professional fees, which are included in our estimate. Our estimates represent gross costs before insurance recoveries and do not include fines and penalties, or the previously disclosed lost revenue of approximately $16 million. Our estimated costs for these incidents are based on currently available information and will be updated as considered necessary to incorporate material new information as it becomes available. The actual charges we incur may materially differ from the foregoing estimates due to variations in any or all of the categories described above, including modified or revised requirements from regulatory agencies. We expect to pay approximately 90 percent of the estimated $595 million of costs related to the Line 6A and 6B incidents by the end of 2011, but air, ground water monitoring, along with other professional and legal fees are expected to continue into future periods.

As we have indicated in the above discussion, the $595 million of environmental costs we have estimated for the crude oil releases on Lines 6A and 6B that we have included in operating income for our Liquids business do not include estimated costs for fines and penalties to be assessed by federal, state and local regulatory authorities. We expect to recognize such expenses for fines and penalties when sufficient information becomes available that will allow us to make a reasonable estimate for these costs, which amounts could be material to our operating results.

We maintain commercial liability insurance coverage that is consistent with coverage considered customary for our industry. The commercial liability insurance covers costs associated with environmental incidents such as those we have incurred for the releases from Lines 6A and 6B, excluding costs for fines and penalties. We are included in the comprehensive insurance program that is maintained by Enbridge for its subsidiaries and affiliates, which has an aggregate limit of $650.0 million for pollution liability through the policy renewal date of May 1, 2011. Enbridge, its subsidiaries and affiliates, including us, have remaining coverage under these insurance policies of approximately $70 million. We do not maintain insurance coverage for interruption of our operations except for water crossings, and therefore, we will not recover the approximately $16 million of revenues lost while Lines 6A and 6B were not in service.

Apart from the amounts for which we are not insured, we anticipate that substantially all of the costs we have incurred from the releases will ultimately be recoverable under our existing insurance policies. We expect to record a receivable for any amounts we claim for recovery pursuant to our insurance policies during the period that we deem realization of the claim for recovery is probable.

Year ended December 31, 2009 compared with year ended December 31, 2008

Our Liquids segment accounted for $462.0 million of operating income for the year ended December 31, 2009, representing an increase of $119.8 million over the same period in 2008. The favorable results were primarily attributable to transportation rate increases that went into effect during 2009, partially offset by higher operating and administrative costs and depreciation.

Operating revenue for the year ended December 31, 2009 increased by $198.7 million to $971.8 million from $773.1 million for the same period in 2008. The increase in operating revenue was due to the following:

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

These increases in operating revenue were partially offset by lower average crude oil prices associated with the allowance oil we received in connection with our transportation services.

The increases in average transportation rates on all three Liquids systems contributed approximately $166.2 million of additional operating revenue. The rate increases included the following:

•	Effective January 1, 2009, we increased the rates for transportation on our North Dakota system to include an updated calculation of the two surcharges related to North Dakota Phase V;

•

Effective April 1, 2009, we increased the rates for transportation on our Lakehead system in connection with the completion of Stage 2 of our Southern Access Pipeline. We also increased the transportation rates on our Lakehead system for additional facilities we added for which we receive a cost-of-service return and a true-up for costs associated with Stage 1 of our Southern Access Pipeline; and

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

Average delivery volumes on our Lakehead system increased approximately 1.9 percent, to 1.650 million Bpd for the year ended December 31, 2009 from 1.620 million Bpd during the same period in 2008. This increase contributed an additional $9.5 million to operating revenue. The increase in average deliveries on our

Lakehead system was primarily derived from increases of crude oil supplies from upstream production facilities associated with the ongoing development of the Alberta Oil Sands. The increases in crude oil supplies from the Alberta Oil Sands were a result of: two new upgraders that began operations in Northern Alberta during 2009; the ramp-up of expanding bitumen projects; and increased production out of the Bakken formation located in the Williston Basin that covers parts of North Dakota, Montana, and Saskatchewan.

Also contributing to the increase in revenues for the year ended December 31, 2009, was an approximately $11.1 million increase in contract storage and spot storage fees generated by our Mid-Continent storage terminal system. Our Mid-Continent system includes approximately 96 storage tanks we own with a total storage capacity of 15.9 million barrels.

During 2009, we recognized $7.5 million of revenue and a corresponding regulatory receivable for amounts that we recovered in future periods under the terms of the transportation agreements established for our Southern Access Pipeline. The revenue we recognized is due to fewer volumes being transported on our system than anticipated when our current rates were established under the cost-of-service recovery model. These revenues were earned during 2009, but were not realized as cash until 2010 when we updated our transportation rates to account for the lower actual delivered volume than estimated. In April 2009, we applied the provisions of regulatory accounting to the operations of our Southern Access Pipeline when the facilities rate surcharge associated with the project was approved by the FERC. The rates for the Southern Access Pipeline were based on a cost-of-service recovery model that followed the FERC’s authoritative guidance and was subject to annual filing requirements with the FERC. The rates we were allowed to charge shippers associated with our Southern Access Pipeline included an allowance that provided a rate of return to our partners.

Our transportation tariffs allowed our pipelines to deduct an allowance from our customers for the transportation of their crude oil. We recognized revenue for this allowance at the prevailing market price for crude oil. The average prices of crude oil during the year ended December 31, 2009 were substantially lower than the average prices for the same period of 2008. For example, the average price of West Texas Intermediate crude oil had decreased approximately 38 percent for the year ended December 31, 2009, as compared with the same period in 2008. As a result of the decrease in crude oil prices, we experienced an approximate $20.0 million decrease in allowance oil revenues.

Operating and administrative expenses for the Liquids segment increased $59.0 million for the year ended December 31, 2009, compared with the same period in 2008. The increase in these costs was primarily attributable to the following:

•	Increased workforce related costs associated with the operational, administrative, regulatory, and compliance support necessary for our systems resulting from the recently completed expansions;

•

Higher operating costs associated with our lease of Line 13 from an affiliate of our General Partner which contributed $19.3 million to our costs, which we were recovering through a tolling surcharge on our Lakehead system with the net effect on our cash flow and operating income expected to approximate zero over the life of the lease;

•	Increased costs for repair and maintenance activities and our pipeline integrity program;

•

Property tax increases associated with assets we had constructed and placed in service coupled with modest increases on existing assets. Additionally, no favorable property tax settlements were realized in 2009; and

•	Increases in other variable costs incurred in relation to our expanded pipeline systems.

Our General Partner charged us the costs associated with employees and related benefits for personnel who were assigned to us or otherwise provided us with managerial and administrative services. We experienced an increase in workforce related costs as a result of the growth and expansion of our Liquids system operations.

Power costs decreased $12.6 million in the year ended December 31, 2009, compared with the same period in 2008. The decline in power costs was primarily associated with the additional capacity provided by our Southern Access Pipeline that enabled us to more efficiently utilize our pipelines to transport crude oil.

The increase in depreciation expense of $32.5 million was attributable to the additional assets we placed in service during 2008 and 2009, the most significant of which were the Southern Access Pipeline Stage 1 and 2 assets that we placed in service during the second quarter of 2008 and the second quarter of 2009, respectively.

Future Prospects Update for Liquids

Our Lakehead system is well positioned as the primary transporter of western Canadian crude oil and continues to benefit from the growing production of crude oil from the Alberta Oil Sands. Historically, western Canada has been a key source of oil supply serving the United States energy needs. Canada’s oil sands, one of the largest oil reserves in the world, are an increasingly prominent source of supply. Over the last several years, as conventional crude oil production has declined, development of the Alberta Oil Sands has more than offset this reduction. The NEB estimates that total WCSB production averaged approximately 2.54 million Bpd in 2010 and 2.47 million Bpd in 2009. Volumes of WCSB crude oil production are comparable with production volumes from Kuwait and Venezuela, key members of OPEC. The CAPP in June 2010 estimated future production from the Alberta Oil Sands to continue to grow steadily during the next 15 years, with an additional 2.3 million Bpd of incremental supply available by 2025, based on a subset of currently approved applications and announced expansions. We and Enbridge are actively working with our customers to develop transportation options that will allow Canadian crude oil greater access to markets in the United States.

Based on forecasted growth in western Canadian crude oil production and completion of upgrader expansions and increased bitumen production, as well as a 435,000 Bpd competitor pipeline that came on-line in 2010, the Lakehead system deliveries are expected to average 1.70 million Bpd in 2011. The ability to increase deliveries and to expand the Lakehead system in the future will ultimately depend upon a number of factors including crude oil prices and related development activities by crude oil producers in the region.

Recently, North Dakota and Montana in the United States and the province of Saskatchewan in Canada have experienced tremendous growth in the development of crude oil and natural gas reserves from the Bakken formation. The latest data released in December 2010 by the EIA shows that proved reserves of crude oil in North Dakota have increased to 1.0 billion barrels at December 31, 2009, an 83 percent increase from December 31, 2008. Further, the Three Forks formations, located underneath the Bakken, is thought to be the next natural step in the development of this region. In North Dakota, the fourth-largest oil-producing state in the United States, oil production rose by 27 percent in 2009 to about 218,000 Bpd. Taking advantage of this growth opportunity, in January 2010 our North Dakota system completed a 51,000 bpd expansion to reach a total annual capacity of 161,000 Bpd. We intend to further solidify our position in the Bakken formation, with the announcement of several expansion projects that should increase our available capacity within this region.

Partnership Projects

Bakken Pipeline Expansion

In August 2010, we announced the Bakken Project, a joint crude oil pipeline expansion project with an affiliate of Enbridge in the Bakken and Three Forks formations located in the states of Montana and North Dakota, and the Canadian provinces of Saskatchewan and Manitoba. The Bakken Project will follow our existing rights of way in the United States and those of the Enbridge Income Fund Holdings in Canada to terminate and deliver to the Mainline system’s terminal at Cromer, Manitoba, Canada. The United States portion of the Bakken Project will expand the United States portion of Line 26 by constructing two new pumping stations in Kenaston and Lignite, North Dakota, and replacing an 11-mile segment of the existing 12-inch diameter pipeline that runs from these two locations. The project also calls for an expansion at Enbridge’s existing terminal and station in Berthold, North Dakota. When completed, the Bakken Project will increase the takeaway capacity from this region by 145,000 Bpd, with further expansion available to increase the takeaway capacity to 325,000 Bpd. The United States portion of the Bakken Project will have an estimated cost of approximately $370 million with an expected in-service date in the first quarter of 2013. As of August 2010, the Bakken Project had received sufficient long-term shipping commitments from anchor shippers to enable the project to proceed with construction. A binding open season was subsequently conducted to enable other shippers to secure capacity on the expansion at the same terms as the anchor shippers, which was successfully concluded in February 2011 with commitments received for an aggregate of 100,000 Bpd of capacity.

Portal Reversal Expansion Project

The initial phase of the Bakken Project, PREP, will reactivate and reverse the flow of the existing Line 26 pipeline between Berthold, North Dakota and Steelman, Saskatchewan. PREP will have an estimated cost of approximately $9 million and will be complete in early 2011, making 25,000 Bpd of the 145,000 Bpd of capacity available at that time.

North Dakota System Reconfiguration

We are undertaking a reconfiguration of our North Dakota system for an estimated cost of $7 million to expand the capacity by an additional 23,500 Bpd from Minot to Clearbrook for total available capacity of approximately 210,000 Bpd, which we expect to be available in the second quarter of 2011.

Cushing Terminal Storage Expansion Project

We continue to experience strong interest from customers in securing access to long-term contract storage capacity at our Cushing terminal. During late 2010 we began construction on nine new storage tanks at our Cushing terminal with an approximate shell capacity of 3.2 million barrels. The additional storage tanks will have an estimated cost of $77 million and are expected to be in service in early 2012.

Other Matters

Pipeline Integrity Plan—Line 6B

In connection with the restart of Line 6B of our Lakehead system with the PHMSA, we committed to accelerate a process we had initiated prior to the release to perform additional inspections, testing and refurbishment of Line 6B within and beyond the immediate area of the July 26, 2010 incident. Pursuant to this agreement, we are remediating on schedule those pipeline anomalies identified by us between the years 2007 and 2009 that were scheduled for refurbishment and anomalies identified for action in a July 2010 PHMSA notification. We have agreed to complete all required work within 180 days of the September 27, 2010 restart of Line 6B. In addition to the required integrity measures, we also agreed to replace a 3,600 foot section of the Line 6B pipeline that lies underneath the St. Clair River in Michigan within one year of the restart of Line 6B, subject to obtaining required permits. The total cost associated with these integrity measures and pipeline replacement is estimated to be approximately $110 million. Additional significant integrity expenditures may be required after this initial remediation program. The pipeline integrity and replacement costs will be capitalized or expensed in accordance with our capitalization policies as these costs are incurred, the majority of which are expected to be capital in nature. Costs we incur for in-line inspection, crack detection, tool runs and hydrostatic testing to verify the integrity of the pipeline will be expensed as incurred. We are currently discussing with our customers recovery of these costs through the tolls on our Lakehead system.

Natural Gas

Our Natural Gas segment consists of natural gas gathering and transmission pipelines, as well as treating and processing plants and related facilities. Collectively, these systems include:

•	Approximately 11,300 miles of natural gas gathering and transmission pipelines;

•	Ten natural gas treating plants and 26 natural gas processing plants, excluding inactive plants and including plants that we idle from time to time based on current volumes; and

•	Trucks, trailers and railcars used for transporting NGLs, crude oil and carbon dioxide.

The following tables set forth the operating results of our Natural Gas segment assets and approximate average daily volumes of our major systems in millions of British Thermal Units per day, or MMBtu/d, for the periods presented. We have revised the amounts for 2009 and 2008 to exclude the results of our discontinued operations, which are discussed below in the section labeled Other Matters.

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Operating revenues	$4,230.1	$2,620.9	$4,515.7

Cost of natural gas	3,641.9	2,091.5	3,864.0
Environmental costs	—	1.1	—
Operating and administrative	303.6	287.5	306.4
Depreciation and amortization	132.2	123.0	107.5

Operating expenses	4,077.7	2,503.1	4,277.9

Operating Income	$152.4	$117.8	$237.8

Operating Statistics (MMBtu/d)
East Texas	1,259,000	1,443,000	1,479,000
Anadarko	711,000	570,000	647,000
North Texas	356,000	387,000	395,000

Total(1)	2,326,000	2,400,000	2,521,000

(1)

Average daily volumes for the year ended December 31, 2010 include 66,000 MMBtu/d of volumes associated with our acquisition of the Elk City Natural Gas Gathering and Processing System, referred to as the Elk City system.

We recognize revenue upon delivery of natural gas and NGLs to customers, when services are rendered, pricing is determinable and collectability is reasonably assured. We derive revenue in our Natural Gas segment from the following types of arrangements:

Fee-Based Arrangements

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

Other Arrangements

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

•

Percentage-of-Liquids Contracts—Under these contracts, we receive a negotiated percentage of NGLs extracted from natural gas that requires processing, which we then sell at market prices and retain as our fee. This contract structure is similar to percentage-of-proceeds arrangements except that we only receive a percentage of the NGLs.

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

Under the terms of each of these contract structures, we retain a portion of the natural gas and NGLs as our fee in exchange for providing these producers with our services. We are exposed to fluctuations in commodity prices in the near term on approximately 15 to 30 percent of the natural gas, NGLs and condensate we expect to receive as compensation for our services. As a result of entering into these derivative instruments, we have largely fixed the amount of cash that we will pay and receive in the future when we sell the processed natural gas, NGLs and condensate, even though the market price of these commodities will continue to fluctuate during that time. Many of the derivative financial instruments we use do not qualify for hedge accounting. As a result we record the changes in fair value of the derivative instruments that do not qualify for hedge accounting in our operating results. This accounting treatment produces unrealized non-cash gains and losses in our reported operating results that can be significant during periods when the commodity price environment is volatile.

Year ended December 31, 2010 compared with year ended December 31, 2009

The primary factors affecting the operating income of our Natural Gas business for the year ended December 31, 2010 as compared with the same period of 2009 are as follows:

•

A $40.8 million reduction in unrealized, non-cash, mark-to-market net losses from derivative instruments that do not qualify for hedge accounting treatment under authoritative accounting guidance, as compared with the same period of 2009;

•	Increased natural gas and NGL volumes on our Anadarko system;

•	Our September 2010 acquisition of the Elk City system; and

•	Increased operating and administrative costs attributable to additional maintenance activities and other costs that are mostly variable with volumes and our September 2010 Elk City system acquisition.

Changes in the average forward prices of natural gas, NGLs and condensate from December 31, 2009 to December 31, 2010 produced unrealized, non-cash, mark-to-market net gains of $4.4 million from the non-qualifying commodity derivatives we use to economically hedge a portion of the commodity price exposure in our Natural Gas business. The average forward and daily prices for natural gas at December 31, 2010 were lower relative to natural gas prices at December 31, 2009, while the average forward and daily prices of NGLs were higher though the end of 2012 and lower thereafter relative to NGL prices at December 31, 2009. As a result of the lower natural gas forward prices, we experienced unrealized mark-to-market net gains on derivatives we use to fix the price of natural gas we sell. Partially offsetting the gains were unrealized mark-to-market net losses on the derivatives that we use to hedge our fractionation margins, which represent the relative difference between the price we receive from the sale of NGLs and the corresponding cost of natural gas we purchase for processing. As a result of lower natural gas forward prices and the higher and lower NGL forward prices, fractionation margins widened producing these derivative losses.

Comparatively, the average forward and daily prices for natural gas were lower at December 31, 2009 in relation to prices at December 31, 2008, producing gains in our portfolio of natural gas derivatives, while the average forward and daily prices for NGLs and condensate were higher at December 31, 2009 than at December 31, 2008, producing losses, which more than offset the gains associated with the natural gas derivatives.

The following table depicts the effect that unrealized, non-cash, mark-to-market net gains and losses had on the operating results of our Natural Gas segment for the year ended December 31, 2010 and 2009:

	For the year ended December 31,
	2010	2009
	(in millions)
Hedge ineffectiveness	$3.5	$(0.7)
Non-qualified hedges	0.9	(35.7)

Derivative fair value gains (losses)	$4.4	$(36.4)

Revenue for our Natural Gas business is derived from the fees or commodities we receive from the gathering, transportation, processing and treating of natural gas and NGLs for our customers. We are exposed to fluctuations in commodity prices in the near term on approximately 15 to 30 percent of the natural gas, NGLs and condensate we expect to receive as compensation for our services. As a result of this unhedged commodity price exposure, our margins generally increase when the prices of these commodities are rising and generally decrease when the prices are declining.

Our volumes and revenues are the result of wellhead supply contracts and drilling activity in the areas served by our Natural Gas business, primarily the Bossier Trend, Barnett shale, Granite Wash and most recently, the Haynesville shale. During the year ended December 31, 2010, overall natural gas volumes on our systems remained relatively flat in relation to the same period of 2009. However, at a system level our East Texas system had lower volumes as a result of reduced drilling activity in the Bossier Trend, James Lime and Travis Peak formations driven by the relatively low price of natural gas. These lower volumes were slightly offset by the increased drilling activity in the Haynesville shale, which are attributable to the higher yield of natural gas per well and lower costs associated with drilling natural gas wells in this area.

We experienced a significant increase in volumes on our Anadarko system for the year ended December 31, 2010 as compared with the same period of 2009, partially offsetting the lower volumes on our East Texas and North Texas systems. The higher volumes on our Anadarko system are primarily attributable to:

•

Favorable pricing for NGLs relative to the lower prices for natural gas has encouraged producers to increase production in the Granite Wash formation due to the high content of NGLs in the natural gas stream.

•	Acquisition of the Elk City system in September 2010, which contributed additional gathering and processing capacity and increased the capacity of our existing Anadarko system.

The Elk City system contributed average daily volumes of approximately 228,000 MMBtu/d during the first full three month period we operated the system, which ended December 31, 2010. The operating income of our Anadarko system was also favorably affected by our operation of the Elk City system, which allowed us to capture natural gas production that was previously bypassing our system and contributed to the overall increase in operating income of our Anadarko system. The combined Anadarko and Elk City systems generated approximately $50 million more operating income for the year ended December 31, 2010 as compared to the same period in 2009. We expect the Elk City system to be fully integrated with our Anadarko system by the end of 2011.

Active drilling rigs in the areas we serve have increased 17 percent during the year ended December 31, 2010 from levels that existed in the corresponding period in 2009. As a result of the increased drilling activity in the areas we serve, we expect our volumes to increase in future periods.

Although demand for natural gas has begun to stabilize, declining natural gas prices over the past year have caused some producers to reduce their output of natural gas, which has in turn resulted in lower volumes on our systems relative to historical highs, particularly on our East Texas and North Texas systems. We are positioned to capitalize on any future increases in natural gas production, in large part due to the expansions we have completed in recent years. We anticipate the recent discovery of the Haynesville shale in western Louisiana and eastern Texas could result in greater demand for our services. The Haynesville shale has the potential of being one of the largest natural gas discoveries in the United States. If proven, the discovery could create more drilling activity around our East Texas system, increasing the demand for our services. In February 2010, we announced an expansion project on our East Texas system to capitalize on the growth opportunities that exist in the Haynesville shale area, referred to as the South Haynesville Shale expansion project. For a discussion of our South Haynesville shale expansion project, see Future Prospects for Natural Gas below. In June 2010 we acquired natural gas pipeline assets for $16.9 million that are complementary to our existing assets and our planned expansion into the South Haynesville area. The acquisition is expected to increase capacity of our East Texas system by connecting a portion of our East Texas system to the expansions we have underway in the South Haynesville area.

A variable element of the operating results of our Natural Gas segment is derived from processing natural gas under keep-whole arrangements on our East Texas, North Texas and Anadarko systems. Operating revenue less the cost of natural gas, or margin, derived from keep-whole processing arrangements for the year ended December 31, 2010 was $65.9 million, representing a decrease of $2.4 million from the $68.3 million we produced for the same period in 2009. However, the decline in margin derived from keep-whole contracts was mostly offset by an increase in margin derived by our percent of liquids, or POL, type contracts. We also continue to experience a trend of replacing or renegotiating some of our existing keep-whole contracts with POL type contracts and other similar arrangements. This trend may reduce our exposure to commodity price risk along with a portion of the operating income we derive from processing natural gas under keep-whole arrangements.

Operating and administrative costs of our Natural Gas segment were $16.1 million higher for the year ended December 31, 2010 compared to the same period in 2009, primarily due to an increase in maintenance and other activities coupled with the operating costs associated with the additional assets we have in service.

Affiliates of our General Partner charge us the costs associated with employees and related benefits for personnel who are assigned to us or otherwise provide us with managerial and administrative services. We have experienced an increase in workforce related costs for the year ended December 31, 2010 when compared to the same period in 2009.

Year ended December 31, 2009 compared with year ended December 31, 2008

Our Natural Gas segment contributed $117.8 million of operating income for the year ended December 31, 2009, a decrease of $120.0 million from the $237.8 million contributed in the corresponding period of 2008. The following discussion presents the primary factors affecting the operating income of our Natural Gas business for the year ended December 31, 2009 as compared with the same period of 2008:

•

A $121.4 million decrease that resulted from $36.4 million of unrealized, non-cash, mark-to-market net losses from derivative instruments that did not qualify for hedge accounting treatment under authoritative accounting guidance, as compared with gains of $85.0 million for the same period of 2008;

•	Lower average daily volumes of natural gas on our systems, as a result of lower natural gas production associated with reduced drilling by natural gas producers in the areas we served;

•

A decrease of approximately $9.2 million in revaluation losses associated with our inventories and in-kind natural gas imbalances due to less volatile commodity prices during the year of 2009 when compared to the same period in 2008;

•	Improved system gain/loss experience that resulted from the processes and quality improvements implemented;

•	Hurricanes did not disrupt our operations in 2009 as they did in 2008; and

•	Cost reduction measures we instituted in 2009 to address rising operating and administrative costs, partially offset by higher depreciation expense associated with our 2008 system growth.

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

During the year ended December 31, 2009, NGL and condensate prices increased, while natural gas prices declined, which created a favorable environment for processing NGL and condensate. Comparatively, during the year ended December 31, 2008, commodity prices for NGL, condensate and natural gas experienced significant price erosion. The rapid decline in commodity prices during the year ended December 31, 2008, led to $6.4 million of revaluation losses with respect to our in-kind natural gas imbalances as well as $4.1 million of non-cash charges to reduce the cost basis of our natural gas inventory to fair market value. Although commodity prices were significantly lower for the year ended December 31, 2009, when compared to the same period in 2008, a rapid decline in commodity prices did not occur and as a result we did not incur similar revaluation losses and non-cash charges in the 2009 period.

During the year ended December 31, 2009, natural gas volumes on our systems decreased 4.8 percent resulting from declines in production and shut-in natural gas. Due to the significant decline in natural gas prices over 2009, producers had reduced drilling activity levels compared to 2008 and the number of approved drilling permits in Texas for the year ended December 31, 2009 had declined 52 percent from the same period in 2008. Existing active drilling rigs in the areas we served had also declined 55 percent during the year ended December 31, 2009 from levels that existed in the corresponding period in 2008.

Operating income derived from keep-whole processing arrangements for the year ended December 31, 2009 was $68.3 million, represented a decrease of $13.0 million, or 16 percent, from the $81.3 million we produced for the same period in 2008. The favorable pricing environment that existed for NGLs and condensate for the year ended December 31, 2008 was less favorable for the same period in 2009, which reduced the operating income we derived from keep-whole processing arrangements.

Natural gas measurement losses occur as part of the normal operating conditions associated with our natural gas pipelines. The quantification and resolution of measurement losses is complicated by several factors including varying qualities of natural gas in the streams gathered and processed through our systems, changes in weather, temperatures and variances in measurement that are inherent in metering technologies. During the year ended December 31, 2009 we recognized approximately $17.7 million fewer losses related to measurement than in the same period for 2008. We implemented processes and quality improvements to enhance the operating conditions on our natural gas systems, which continued to reduce the level of system gain/loss.

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

Operating and administrative costs of our Natural Gas segment were $17.8 million lower for the year ended December 31, 2009 compared to the same period in 2008, primarily due to our implementation of enhanced cost reduction measures. Our efforts to closely monitor and reduce expenditures had yielded positive results by reducing the costs associated with material and supplies purchases, consolidating spend with particular vendors and lowering the costs for repairs and maintenance activities when compared to the year ended December 31, 2008. Our cost reduction measures included temporarily idling some of our processing and treating facilities in response to current economic conditions. The lower operating and administrative costs were partially offset by greater depreciation expense for our Natural Gas segment for the year ended December 31, 2009 as compared to the same period in 2008, as a result of the capital projects completed and placed into service in 2008.

Future Prospects for Natural Gas

We intend to expand our natural gas gathering and processing services through internal growth projects designed to provide exposure to incremental supplies of natural gas at the wellhead, increase opportunities to serve additional customers, including new wholesale customers, and allow expansion of our treating and processing businesses. Additionally, we will pursue acquisitions to expand our natural gas services in situations where we have natural advantages to create additional value for our existing assets.

South Haynesville Shale Expansion

In February 2010, we announced plans to expand our East Texas system by constructing three lateral pipelines into the East Texas portion of the Haynesville shale, together with a large diameter lateral pipeline from Shelby County to Carthage which will further expand our recently completed Shelby County Loop. The expansion into the Haynesville shale area is expected to increase the capacity of our East Texas system by 900 MMcf/d. Commitments from natural gas producers in the form of demand payments, acreage dedications and other contractual structures were more than sufficient to proceed with the project. We completed construction of a portion of the pipeline for the project during the second quarter of 2010 and the main trunkline to Carthage in December 2010 and we expect construction of the facilities will continue through the second quarter of 2011. Future compression will be layered in, as needed, after the completion of the facilities.

Allison Cryogenic Processing Plant

In April 2010, we announced plans to construct a cryogenic processing plant and other facilities on our Anadarko system, which we refer to as the Allison Plant. The Allison Plant will have a planned capacity of 150 MMcf/d and is intended to accommodate the resurgence of horizontal drilling activity that exists in the Granite Wash formation in the Texas Panhandle, where our Anadarko system is located. The Allison Plant, when operational, will increase the total processing capacity of our Anadarko system to approximately 950 MMcf/d. The Allison Plant is anticipated to be in service by the end of 2011.

Other Matters

Elk City System Acquisition

Furthering our growth strategy to expand our Natural Gas business, on September 16, 2010, we acquired the Elk City system for $686.1 million in cash, including amounts for working capital that are subject to adjustment.

The Elk City system extends from southwestern Oklahoma to Hemphill County in the Texas Panhandle. The Elk City system consists of approximately 800 miles of natural gas gathering and transportation pipelines, one carbon dioxide treating plant and three cryogenic processing plants with a total capacity of 370 MMcf/d and a combined current NGL production capability of 20,000 Bpd. The acquisition of the Elk City system complements our existing Anadarko natural gas system by providing additional processing capacity and expansion capability allowing us to further capitalize on growing volumes of natural gas from the Granite Wash formation. We used the net proceeds from the $400.0 million September 2010 issuance and sale of our 5.50% senior notes due September 15, 2040 to pay for a portion of the acquisition and funded the remaining amount with short-term borrowings of commercial paper, which we subsequently repaid with proceeds from our November 2010 equity issuance. The results of operations of the Elk City system have been included in our consolidated financial statements since the September 16, 2010 acquisition date within our Natural Gas segment.

The following table presents the allocation of the purchase price to the assets acquired and the liabilities assumed, based on their fair values:

September 16, 2010
(in millions)
Other current assets	$3.9
Property, plant and equipment, net	489.5
Intangibles	189.2
Other assets	4.7

Total assets acquired	687.3
Other long-term liabilities	1.2

Net assets acquired	$686.1

2009 Asset Disposition

In November 2009, we sold non-core natural gas pipeline assets located predominantly outside of Texas. We have removed the operating results related to the divestiture of these assets from our historical operating results and included the results in “Loss from discontinued operations” on our consolidated statements of income for the year ended December 31, 2009 and 2008. The following table presents the operating results of the discontinued operations of our natural gas pipeline assets that we derived from historical financial information:

	For the year ended December 31,
	2009	2008
	(in millions)
Operating revenue	$173.6	$367.9

Operating expenses
Cost of natural gas	143.3	325.0
Operating and administrative	19.1	22.1
Depreciation and amortization	11.6	13.5

	174.0	360.6

Operating income (loss)	(0.4)	7.3
Interest expense	—	—
Other income (expense)	(64.5)	1.0

Income (loss) from discontinued operations	$(64.9)	$8.3

Marketing

The following table sets forth the operating results of our Marketing segment assets for the periods presented. The amounts have been revised to exclude the operating results associated with the non-core natural gas assets we sold in November 2009, as previously addressed in our Natural Gas segment discussion:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Operating revenues	$2,334.2	$2,139.1	$4,609.9

Cost of natural gas	2,321.4	2,089.3	4,590.5
Operating and administrative	8.9	6.4	10.1
Depreciation and amortization	0.2	1.4	1.6

Operating expenses	2,330.5	2,097.1	4,602.2

Operating Income	$3.7	$42.0	$7.7

Our Marketing business derives a majority of its operating income from selling natural gas received from producers on our Natural Gas segment pipeline assets to customers utilizing the natural gas. A majority of the natural gas we purchase is produced in Texas markets where we have expanded access to several interstate natural gas pipelines over the past several years, which we can use to transport natural gas to primary markets where it can be sold at more favorable prices.

Our Marketing business is exposed to commodity price fluctuations because the natural gas purchased by our Marketing business is generally priced using an index that is different from the pricing index at which the gas is sold. This price exposure arises from the relative difference in natural gas prices between the contracted index at which the natural gas is purchased and the index under which it is sold, otherwise known as the “basis spread.” The spread can vary significantly due to local supply and demand factors. Wherever possible, this pricing exposure is economically hedged using derivative financial instruments. However, the structure of these economic hedges often precludes our use of hedge accounting under authoritative accounting guidance, which can create volatility in the operating results of our Marketing segment.

In addition to the market access provided by our company-owned intrastate natural gas pipelines, our Marketing business also contracts for firm transportation capacity on third-party interstate and intrastate pipelines to allow access to additional markets. To mitigate the demand charges associated with these transportation agreements, we look for market conditions that allow us to lock in the price differential between the pipeline receipt point and pipeline delivery point. This allows our Marketing business to lock in a fixed sales margin inclusive of pipeline demand charges. We accomplish this by transacting basis swaps between the index where the natural gas is purchased and the index where the natural gas is sold. By transacting a basis swap between those two indices, we can effectively lock in a margin on the combined natural gas purchase and the natural gas sale, mitigating our exposure to cash flow volatility that could arise in markets where transporting the natural gas becomes uneconomical. However, the structure of these transactions precludes our use of hedge accounting under authoritative accounting guidance, which can create volatility in the operating results of our Marketing segment.

In addition to natural gas transport capacity and the associated basis swaps, we contract for storage to assist with balancing natural gas supply and end use market sales. In order to mitigate the absolute price differential between the cost of injected natural gas and withdrawals of natural gas, as well as storage fees, the injection and withdrawal price differential is hedged by buying fixed price swaps for the forecasted injection periods and selling fixed price swaps for the forecasted withdrawal periods. When the injection and withdrawal spread increases or decreases in value as a result of market price movements, we can earn additional profit through the optimization of those hedges in both the forward and daily markets. Although all of these hedge strategies are sound economic hedging techniques, these types of financial transactions do not qualify for hedge accounting under authoritative accounting guidance. As such, the non-qualified hedges are accounted for on a mark-to-market basis, and the periodic change in their market value, although non-cash, will impact our operating results.

Natural gas purchased and sold by our Marketing segment is primarily priced at a published daily or monthly price index. Sales to wholesale customers typically incorporate a premium for managing their transmission and balancing requirements. Higher premiums and associated margins result from transactions that involve smaller volumes or that offer greater service flexibility for wholesale customers. At their request, we will enter into long-term, fixed-price purchase or sales contracts with our customers and generally will enter into offsetting hedged positions under the same or similar terms.

Our Marketing business pays third-party storage facilities and pipelines for the right to store and transport natural gas for various periods of time. These contracts may be denoted as firm storage, interruptible storage, or parking and lending services. These various contract structures are used to mitigate risk associated with sales and purchase contracts, and to take advantage of price differential opportunities.

Year ended December 31, 2010 compared with year ended December 31, 2009

Contributing to the lower operating income of our Marketing business were relatively stable natural gas prices during the year ended December 31, 2010, which limited opportunities to benefit from significant price differentials between market centers. Also, included in the operating results of our Marketing segment for the year ended December 31, 2010 were unrealized, non-cash, mark-to-market net losses of $6.7 million associated with derivative financial instruments and net-settled physical transactions that do not qualify for hedge accounting treatment under authoritative accounting guidance, as compared with the $20.7 million of unrealized non-cash, mark-to-market net gains for the same period in 2009. For the year ended December 31, 2010, the non-cash, mark-to-market net loss primarily resulted from the realization of financial transactions entered into and recognized in prior years. Comparatively, during the year ended December 31, 2009, we had unrealized, mark-to-market net gains of $20.7 million that was the result of narrower transportation and storage differentials from the increases in the forward and daily market prices of natural gas from December 31, 2008.

Affiliates of our General Partner charge us the costs associated with employees and related benefits for personnel who are assigned to us or otherwise provide us with managerial and administrative services. We have experienced an increase in workforce related costs for the year ended December 31, 2010 when compared to the same period in 2009.

Year ended December 31, 2009 compared with year ended December 31, 2008

Operating income before unrealized non-cash, mark-to-market, net gains declined as a result of the narrowed differences in the prices of natural gas between the prices we paid to purchase natural gas and the prices we received for the natural gas we sold to customers for the year ended December 31, 2009 as compared with the same period in 2008. Although the volumes that our Marketing business received from our Natural Gas segment assets remained relatively stable when compared to the year ended December 31, 2008, the revenue and related margin from the sale of those natural gas volumes declined. The volatility that existed in the overall commodities markets during the year ended December 31, 2008, resulted in more opportunities for us to benefit from differences between the purchase and sales prices of natural gas, which resulted in higher operating income. The less volatile pricing environment that existed during the year ended December 31, 2009 reduced the differences, or tightened the spread, between the purchase and sales prices of natural gas, which in turn reduced our operating income for the period.

The operating results of our Marketing segment for the year ended December 31, 2009 were positively affected by unrealized, non-cash, mark-to-market net gains of $20.7 million associated with derivative financial instruments that did not qualify for hedge accounting treatment under authoritative accounting guidance. The non-cash, mark-to-market net gains during the year ended December 31, 2009 were the result of narrower transportation and storage differentials. During the year ended December 31, 2008, increases in the forward basis and absolute market prices of natural gas resulted in $16.2 million of non-cash, mark-to-market net losses in our portfolio of derivative instruments.

Operating and administrative costs for our Marketing segment were $3.7 million lower for the year ended December 31, 2009 compared to the same period in 2008. Consistent with our Natural Gas business, our cost reduction initiatives implemented during 2009 resulted in lower operating and administrative costs.

Corporate

Year ended December 31, 2010 compared with year ended December 31, 2009

Our interest cost for the year ended December 31, 2010 and 2009 is comprised of the following:

	For the year ended December 31,
	2010	2009
	(in millions)
Interest expense	$274.8	$228.6
Interest capitalized	8.7	30.6

Interest cost incurred	$283.5	$259.2

Interest cost paid	$257.6	$241.5

Weighted average interest rate	6.4%	6.9%

The increase in interest expense between the years ended December 31, 2010 and 2009 is primarily the result of a higher weighted average outstanding debt balance during the year ended December 31, 2010 as compared with the same period in 2009, partially offset by a lower weighted average interest rate for the 2010 period in relation to 2009 period. The increased weighted average outstanding debt balance was primarily a result of the following:

•

Approximately $300 million of weighted average debt outstanding under the A1 Credit Agreement and the subsequent A1 Term Note that was established in March 2010, representing agreements between our General Partner and us to finance the Alberta Clipper Pipeline;

•	The issuance and sale in March 2010 of $500 million of our 5.20% senior unsecured notes due 2020; and

•	The issuance and sale in September 2010 of $400 million of our 5.50% senior unsecured notes due 2040.

We are exposed to interest rate risk associated with changes in interest rates on our variable rate debt. The interest rates on our variable rate debt are determined at the time of each borrowing or interest rate reset based upon a posted London Interbank Offered Rate, or LIBOR, for the period of borrowing or interest rate reset, plus a defined credit spread. In order to mitigate the negative effect increasing interest rates can have on our cash flows, we purchased interest rate caps, which establish a ceiling averaging approximately 1.12% on the interest rates we pay on up to $400 million of our variable rate indebtedness through January 2011. In December 2010, $200 million of these interest rate caps were settled with the remaining $200 million settled in January 2011. The interest rate caps do not qualify for hedge accounting, and as a result, the fair values of these derivative financial instruments are recorded as assets or liabilities on our consolidated statements of financial position with the changes in fair value recorded as corresponding increases or decreases in “Interest expense” on our consolidated statements of income. For the year ended December 31, 2010, we recorded $1.0 million of unrealized, non-cash, mark-to-market net losses associated with the changes in fair value of these derivatives that resulted from the decrease in interest rates from December 31, 2009 to December 31, 2010. For the year ended December 31, 2009, we recorded $0.5 million of unrealized, non-cash, mark-to-market net gains associated with the changes in fair value of these derivatives that resulted from the changes in interest rates from the May 2009 date these derivative financial instruments were purchased to December 31, 2009.

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are typically borne by our unitholders through the allocation of taxable income.

The tax structures that exist in Michigan and Texas impose taxes that are based upon many, but not all, items included in net income. Our income tax expense is $7.9 million and $8.5 million for the years ended December 31, 2010 and 2009, respectively, which we computed by applying a 0.5% Texas state income tax rate to modified gross margin for the years ended December 31, 2010 and 2009 and a 0.2% and 0.1% Michigan state income tax rate to net income and modified gross receipts for the years ended December 31, 2010 and 2009, respectively.

Year ended December 31, 2009 compared with year ended December 31, 2008

Interest expense was $228.6 million for the year ended December 31, 2009, compared with $180.6 million for the corresponding period in 2008. The increase was primarily the result of a higher weighted average outstanding debt balance in 2009 as compared with 2008, along with higher commitment fees we incurred to establish the 364-day credit facilities that we terminated in December 2009, along with increased amortization of debt issuance cost. The debt issuances that impacted the entire year ended December 31, 2009 were as follows:

•	$400 million of our 6.5% senior notes issued in April 2008;

•	$400 million of our 7.5% senior notes issued in April 2008; and

•	$500 million of our 9.875% senior notes issued in December 2008.

We were exposed to interest rate risk associated with changes in interest rates on our variable rate debt. Our variable interest rate borrowing cost was determined at the time of each borrowing or interest rate reset based upon a posted LIBOR for the period of borrowing or interest rate reset, plus a defined credit spread. In order to mitigate the negative effect high interest rates have on our cash flows, we purchased interest rate caps, which established a ceiling averaging approximately 1.12% on the interest rates we pay on up to $400 million of our variable rate indebtedness through January 2011. The interest rate caps did not qualify for hedge accounting and, as a result, the fair values of these derivative financial instruments were recorded as assets or liabilities on our consolidated statements of financial position with the changes in fair value recorded as corresponding increases or decreases in “Interest expense” on our consolidated statements of income. For the year ended December 31, 2009, we recorded $0.5 million of unrealized, non-cash, mark-to-market net gains associated with the changes in fair value of these derivatives that resulted from the increase in interest rates from the May 2009 date these derivative financial instruments were purchased to December 31, 2009.

Further contributing to the increase in interest expense was the $10.4 million decrease in interest capitalized to our construction projects for the year ended December 31, 2009 as compared to the same period in 2008. For the years ended December 31, 2009 and 2008, our interest cost was comprised of the following:

	For the year ended December 31,
	2009	2008
	(in millions)
Interest expense	$228.6	$180.6
Interest capitalized	30.6	41.0

Interest cost incurred	$259.2	$221.6

Interest cost paid	$241.5	$193.1

Weighted average interest rate	6.9%	6.2%

Our income tax expense was $8.5 million and $7.0 million for the years ended December 31, 2009 and 2008, respectively, which we computed by applying a 0.5% Texas state income tax rate to modified gross margin and a 0.1% Michigan state income tax rate to net income and modified gross receipts. Our income tax expense represented a 2.6% and 1.7% effective rate as applied to pretax income for December 31, 2009 and 2008, respectively.

Other Matters

Alberta Clipper Pipeline Joint Funding Arrangement and Regulatory Accounting

In July 2009, we entered into a joint funding arrangement to finance construction of the United States segment of the Alberta Clipper Pipeline with several of our affiliates and affiliates of Enbridge including our General Partner. The Alberta Clipper Pipeline was mechanically complete in March 2010 and was ready for service on April 1, 2010. In connection with the joint funding arrangement, we allocated earnings derived from operating the Alberta Clipper Pipeline in the amounts of $60.6 million and $11.4 million to our General Partner and its affiliate for its combined 66.67 percent interest in the earnings of the Alberta Clipper Pipeline for the years ended December 31, 2010 and 2009, respectively. We have presented the amounts we allocated to our General Partner for its share of the earnings of the Alberta Clipper Pipeline in “Net income attributable to noncontrolling interest” on our consolidated statements of income.

In connection with our application of the regulatory accounting provisions to our Alberta Clipper Pipeline we recorded AEDC in “Other income (expense)” on our consolidated statement of income. For the years ended December 31, 2010 and 2009, we recorded $15.3 million and $12.6 million, respectively, of AEDC on our consolidated statements of income related to the Alberta Clipper Pipeline. We also recorded an allowance for interest during construction, or AIDC, that was $4.8 million and $4.5 million for the years ended December 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary operating cash requirements consist of normal operating expenses, core maintenance expenditures, distributions to our partners and payments associated with our risk management activities. We expect to fund our current and future short-term cash requirements for these items from our operating cash flows supplemented as necessary by issuances of commercial paper and borrowings on our Credit Facilities. Margin requirements associated with our derivative transactions are generally supported by letters of credit issued under our Credit Facilities.

Our business strategy emphasizes developing and expanding our existing Liquids and Natural Gas businesses through targeted acquisitions and organic growth. Our need for investment capital to fund our expansion projects, make acquisitions of new assets and businesses and to retire maturing or callable debt obligations is expected to be funded from several sources. We expect to initially fund our long-term cash requirements for expansion projects and acquisitions as well as retiring our maturing and callable debt first from operating cash flows, and then from issuances of commercial paper and borrowings on our credit facilities. We expect to obtain permanent financing through the issuance of additional equity and debt securities, which we will use to repay amounts initially drawn to fund these activities. Our ability to obtain permanent financing is dependent upon our ability to access the public and private capital markets to obtain the financing necessary to fund these activities. If market conditions change and capital markets again become constrained, our ability and willingness to complete future equity and debt offerings may be limited. The timing of any future equity and debt offerings will depend on various factors, including prevailing market conditions, interest rates, our financial condition and our credit rating at the time.

Impact of Lines 6A and 6B Crude Oil Releases

During the year ended December 31, 2010 our cash flows were adversely affected by the approximate $328 million we paid for the environmental remediation, restoration and cleanup activities resulting from the crude oil releases occurring on Lines 6A and 6B of our Lakehead system. We have estimated the costs associated with these crude oil releases to approximate $595 million in total, before any insurance recoveries, or fines and penalties. We anticipate paying approximately 90 percent of these costs before the end of 2011, substantially all of which we expect to be covered by our insurance policy. Recoveries from our insurance carriers are anticipated to occur predominately over the 2011 and 2012 time periods. We do not maintain insurance coverage for interruption of our operation and therefore we will not recover the approximately $16 million of revenues lost while Lines 6A and 6B were not in service.

We believe we have sufficient liquidity to fund our operating activities and environmental remediation obligations while maintaining our present distribution rate to our unitholders.

Short-term Liquidity

Our primary source of short-term liquidity is provided by our commercial paper program, which is supported by our $1,517.5 million Credit Facilities. We have a $1.0 billion commercial paper program, which we access primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the interest rates available to us for commercial paper are more favorable than the rates available under our Credit Facilities.

As set forth in the following table, we had in excess of $768 million of liquidity available to us at December 31, 2010 to meet our ongoing operational, investment and financing needs as well as the funding requirements associated with the environmental costs resulting from the crude oil releases on Lines 6A and 6B.

(in millions)
Cash and cash equivalents	$144.9
Total credit available under Credit Facilities	1,517.5
Less: Amounts outstanding under Credit Facilities	—
Principal amount of commercial paper issuances	885.0
Balance of letters of credit outstanding	9.1

Total	$768.3

A secondary source of short-term liquidity is the EDA we entered into in June 2010 that allows us to issue and sell from time to time our Class A common units for up to an aggregate amount of $150.0 million. We have issued Class A common units under this program for net proceeds of approximately $59.9 million, including approximately $1.2 million paid by our General Partner to maintain its two percent general partner interest. Under the terms of the program, we can issue additional Class A common units for gross proceeds of approximately $89.6 million depending on market conditions.

Credit Facilities

Our Credit Facilities have a maximum principal amount of credit available to us at any one time of $1,517.5 million and mature in April 2013. We pay interest on the amounts outstanding at variable rates equal to a “Base Rate” or a “Eurodollar Rate” as defined in the Credit Facilities. In the case of Eurodollar Rate loans, an additional margin is charged which varies depending on our credit rating and the amounts drawn under the Credit Facilities. We are also charged a facility fee on the entire amount of the Credit Facilities, regardless of the amount drawn, which also varies depending on our credit rating.

At December 31, 2010, we could borrow $623.4 million under the terms of our Credit Facilities, determined by reducing the total credit available under our Credit Facilities by the principal amount of our commercial paper issuances and the balance of our letters of credit outstanding.

Individual borrowings under the terms of our Credit Facilities generally become due and payable at the end of each contract period, which is typically a period of three months or less. We have the option to repay these amounts on a non-cash basis by net settling with the parties to our Credit Facilities, which we accomplish by contemporaneously borrowing at the then current rate of interest and repaying the principal amount due. During the years ended December 31, 2010 and 2009, we net settled borrowings of $1,284.0 million and $3,092.1 million, respectively, on a non-cash basis.

Commercial Paper

We have a commercial paper program that provides for the issuance of up to an aggregate principal amount of $1.0 billion of commercial paper that is supported by our Credit Facilities. At December 31, 2010 we had $885 million in principal amount of our commercial paper outstanding, at a weighted average interest rate of 0.44%, before the effect of our interest rate hedging activities. Under our commercial paper program, we had net borrowings of approximately $884.7 million during the year ended December 31, 2010, which include gross issuances of $5,968.5 million and gross repayments of $5,083.8 million. At December 31, 2010 we could issue an additional $115 million in principal amount under our commercial paper program. The commercial paper we can issue is limited by the credit available under our Credit Facilities.

EUS Credit Agreement

In December 2007, we entered into an unsecured revolving credit agreement, referred to as the EUS Credit Agreement, with Enbridge (U.S.) Inc., a wholly-owned subsidiary of Enbridge, referred to as Enbridge U.S. In March 2010, we terminated the EUS Credit Agreement in accordance with the terms of the agreement and without penalty.

Equity Distribution Agreement

The EDA allows us to issue and sell up to an aggregate amount of $150 million of our Class A common units from time to time during the period from the execution date of the agreement through January 28, 2012, at prices we deem appropriate for our Class A common units. The issue and sale of our Class A common units can be conducted on any day that is a trading day for the New York Stock Exchange unless we have suspended sales under the EDA. During the year ended December 31, 2010 a total of 1,118,701 Class A common units were issued under the EDA for net proceeds, including General Partner contributions, of $59.9 million.

Issuance Dates	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	General Partner Contribution(2)	Net Proceeds Including General Partner Contribution
	(in millions, except units and per unit amounts)
April 1 to June 30, 2010	287,345	$52.52	$14.8	$0.3	$15.1
July 1 to September 30, 2010	686,741	$54.21	36.3	0.7	37.0
October 1 to December 31, 2010	144,615	$55.70	7.6	0.2	7.8

2010 Totals	1,118,701		$58.7	$1.2	$59.9

(1)	Net of commissions and issuance costs of $0.3 million, $0.7 million and $0.2 million for the three month periods ended June 30, 2010, September 30, 2010, and December 31, 2010, respectively.

(2)	Contributions made by the General Partner to maintain its two percent general partner interest.

Long-term Financing

In addition to our sources of short-term liquidity, we utilize issuances of equity and debt securities to fund long-term cash requirements.

Equity Issuances

In November 2010, we completed an underwritten public offering of 5.98 million Class A common units at a price of $60.12 per unit, less underwriting commissions and expenses. We obtained net proceeds of $354.8 million, including $7.4 million we received from our General Partner to maintain its two percent general partner interest. We used to repay short term indebtedness incurred to finance the Elk City system acquisition and capital expansion projects.

The following table presents historical information about offerings of our units, which represent limited partner interests, since January 2008:

Issuance Date	Number of Class A Common units Issued	Offering Price per Class A Common unit	Net Proceeds to the Partnership(1)	General Partner Contribution(2)	Net Proceeds Including General Partner Contribution
	(in millions, except units and per unit amounts)
2010
November	5,980,000	$60.12	$347.4	$7.4	$354.8

2009
October(3)	21,245	$47.07	$1.0	$—	$1.0

2008
December(3)	16,250,000	$30.76	$499.6	$10.2	$509.8
March	4,600,000	$49.00	217.2	4.6	221.8

2008 Totals	20,850,000		$716.8	$14.8	$731.6

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses.

(2)	Contributions made by the General Partner to maintain its two percent general partner interest.

(3)	All Class A common units from the issuance were issued to our General Partner.

Senior Notes

All of our senior notes represent our unsecured obligations that rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Our senior notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables of our subsidiaries and the $300 million of senior notes issued by the OLP, which we refer to as the OLP Notes. The borrowings under our senior notes are non-recourse to our General Partner and Enbridge Management. All of our senior notes either pay or accrue interest semi-annually and have varying maturities and terms.

The OLP, our operating subsidiary that owns the Lakehead system, has $300 million of senior notes outstanding representing unsecured obligations that are structurally senior to our senior notes. All of the OLP Notes pay interest semi-annually and have varying maturities and terms.

In September 2010, we issued and sold $400 million in principal amount of our 5.50% senior notes due September 15, 2040, which we refer to as the 2040 Notes. We received net proceeds from the offering of approximately $394.4 million after underwriting discounts and commissions and payment of offering expenses. We used the net proceeds we received from this offering to fund a portion of our Elk City system acquisition.

In March 2010, we issued and sold $500 million in principal amount of our 5.20% senior unsecured notes due March 15, 2020, which we refer to as the 2020 Notes, for net proceeds of approximately $496.1 million, after payment of underwriting discounts, commissions and offering expenses. We used the net proceeds to reduce a portion of our outstanding commercial paper and Credit Facilities borrowings that we had previously used to finance a portion of our capital expansion projects. We temporarily invested a portion of the remaining proceeds which we later used to fund additional expenditures under our capital expansion programs.

Junior Subordinated Notes

The Junior Subordinated Notes, which we refer to as the Junior Notes, consists of our 8.05% fixed/floating rate, unsecured, long-term junior subordinated notes due 2067, with a principal amount outstanding of $400 million. The Junior Notes are subordinate in right of payment to all of our existing and future senior indebtedness, as defined in the related indenture.

Joint Funding Arrangement for Alberta Clipper Pipeline

In July 2009, we entered into a joint funding arrangement to finance construction of the United States segment of the Alberta Clipper Pipeline, with several of our affiliates and affiliates of Enbridge. In March 2010, we refinanced $324.6 million of amounts we had outstanding and payable to our General Partner under the A1 Credit Agreement by issuing a promissory note payable to our General Partner, at which time we also terminated the A1 Credit Agreement. The promissory note payable, which we refer to as the A1 Term Note, matures on March 15, 2020, bears interest at a fixed rate of 5.20% and has a maximum loan amount of $400 million. The terms of the A1 Term Note are similar to the terms of our senior notes, except that the A1 Term Note has recourse only to the assets of the United States portion of the Alberta Clipper Pipeline. Under the terms of the A1 Term Note, we have the ability to increase the principal amount outstanding to finance the debt portion of the investment our General Partner is obligated to make pursuant to the Alberta Clipper Joint Funding Arrangement to finance any additional costs associated with the construction of our portion of the Alberta Clipper Pipeline we incur after the date the original A1 Term Note was issued. The increases we make to the principal balance of the A1 Term Note will also mature on March 15, 2020. At December 31, 2010, we had approximately $347.4 million outstanding under the A1 Term Note.

Our General Partner also made equity contributions totaling $102.3 million and $329.7 million to the OLP, during the year ended December 31, 2010 and 2009, to fund its equity portion of the construction costs associated with the Alberta Clipper Pipeline. The OLP paid distributions of $38.6 million to our General Partner and its affiliate for their noncontrolling interest in the Series AC during the year ended December 31, 2010.

We allocated earnings derived from operating the Alberta Clipper Pipeline in the amounts of $60.6 million and $11.4 million to our General Partner for its 66.67 percent share of the earnings of the Alberta Clipper Pipeline for the years ended December 31, 2010 and 2009, respectively. We have presented the amounts we allocated to our General Partner for its share of the earnings of the Alberta Clipper Pipeline in “Net income attributable to noncontrolling interest” on our consolidated statements of income.

Restrictive Covenants

Our Credit Facilities contain restrictive covenants that require us to maintain a maximum leverage ratio of 5.00 to 1.0. At December 31, 2010, we were in compliance with the covenants associated with our Credit Facilities. Our Credit Facilities also place limitations on the debt that our subsidiaries may incur directly. Accordingly, it is expected that we will provide debt financing to our subsidiaries as necessary.

Our First Mortgage Notes contain various restrictive covenants applicable to us and restrictions on the incurrence of additional indebtedness by the OLP, including compliance with certain debt issuance tests. We were in compliance with these covenants at December 31, 2010. We do not believe these issuance tests will negatively affect our ability to access the credit markets to finance future expansion projects. Under the First Mortgage Notes Agreements, we cannot make cash distributions more frequently than quarterly in an amount not to exceed Available Cash, as defined in the agreements of the First Mortgage Notes, for the immediately preceding calendar quarter. Our senior notes do not contain any covenants restricting us from issuing additional indebtedness.

Our senior notes are subject to make-whole redemption rights and were issued under an indenture containing certain covenants that restrict our ability, with certain exceptions, to sell, convey, transfer, lease or otherwise dispose of all or substantially all of our assets, except in accordance with our indenture agreement. We were in compliance with these covenants at December 31, 2010.

The OLP Notes do not contain any covenants restricting us from issuing additional indebtedness by the OLP. The OLP Notes are subject to make-whole redemption rights and were issued under an indenture, referred to as the OLP Indenture, containing certain covenants that restrict our ability, with certain exceptions, to sell, convey, transfer, lease or otherwise dispose of all or substantially all of our assets, except in accordance with the OLP Indenture. We were in compliance with these covenants at December 31, 2010.

Cash Requirements

Requirements for Future Growth

Capital Spending

We expect to make additional expenditures during the next year for the acquisition and construction of natural gas, NGL and crude oil transportation infrastructure. In 2011, we expect to spend approximately $1,260 million on system enhancements and other projects associated with our liquids and natural gas systems with the expectation of realizing additional cash flows as projects are completed and placed into service. At December 31, 2010, we had approximately $270.5 million in outstanding purchase commitments attributable to capital projects for the construction of assets that we expect to record as property, plant and equipment during 2011.

Acquisitions

We continue to assess ways to generate value for our unitholders, including reviewing opportunities that may lead to acquisitions or other strategic transactions, some of which may be material. We evaluate opportunities against operational, strategic and financial benchmarks before pursuing them. We expect to pursue potential acquisitions with a focus on natural gas pipelines, NGL pipelines, refined products pipelines, terminals and related facilities. We will seek opportunities for accretive acquisitions throughout the United States, particularly in the United States Gulf Coast area, where we anticipate making asset acquisitions in and around our existing Natural Gas business. We expect to obtain the funds needed to make acquisitions through a combination of cash flows from operating activities, borrowings under our Credit Facilities and the issuance of additional debt and equity securities. All acquisitions are considered in the context of the practical financing constraints presented by the capital markets.

Forecasted Expenditures

We estimate our capital expenditures based upon our strategic operating and growth plans, which are also dependent upon our ability to produce or otherwise obtain the financing necessary to accomplish our growth objectives. The following table sets forth our estimates of capital expenditures we expect to make for system enhancement and core maintenance for the year ending December 31, 2011. Although we anticipate making these expenditures in 2011, these estimates may change due to factors beyond our control, including weather-related issues, construction timing, changes in supplier prices or poor economic conditions, which may adversely affect our ability to access the capital markets. Additionally, our estimates may change as a result of decisions made at a later date to revise the scope of a project or undertake a particular capital program or an acquisition of assets. We made capital expenditures of $716.2 million, including $65.9 million on core maintenance activities, for the year ended December 31, 2010. For the full year ending December 31, 2011, we anticipate our capital expenditures to approximate the following:

Total Forecasted Expenditures
(in millions)
System enhancements	$430
Liquids integrity program	35
Line 6B integrity program(1)	175
Core maintenance activities	120
Haynesville projects	140
North Dakota Expansion Program	240
Allison Related Expansion Capital	120

$1,260

(1)	In addition to the $110 million of forecasted expenditures related to the CAO, we will incur an additional $65 million for integrity costs on Line 6B.

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

In connection with the restart of Line 6B of our Lakehead system with PHMSA, we committed to accelerate a process we had initiated prior to the release to perform additional inspections, testing and refurbishment of Line 6B within and beyond the immediate area of the July 26, 2010 incident. Pursuant to this agreement, we are remediating on schedule those pipeline anomalies identified by us between the years 2007 and 2009 that were scheduled for refurbishment and anomalies identified for action in a July 2010 PHMSA notification. We have agreed to complete all required work within 180 days of the September 27, 2010 restart of Line 6B. In addition to the required integrity measures, we also agreed to replace a 3,600 foot section of the Line 6B pipeline that lies underneath the St. Clair River in Michigan within one year of the restart of Line 6B, subject to obtaining required permits. The total cost associated with these integrity measures and pipeline replacement is estimated to be approximately $110 million. Additional significant integrity expenditures may be required after this initial remediation program. The pipeline integrity and replacement costs will be capitalized or expensed in accordance with our capitalization policies as these costs are incurred, the majority of which are expected to be capital in nature. Costs we incur for in-line inspection, crack detection, tool runs and hydrostatic testing to verify the integrity of the pipeline will be expensed as incurred. We are currently discussing with our customers recovery of these costs through the tolls on our Lakehead system. We expect to incur continuing annual capital and operating expenditures for pipeline integrity measures to ensure both regulatory compliance and to maintain the overall integrity of our pipeline systems. Expenditure levels have continued to increase as pipelines age and require higher levels of inspection, maintenance and capital replacement. We also anticipate that core maintenance capital will continue to increase due to the growth of our pipeline systems and the aging of portions of these systems. Core maintenance expenditures are expected to be funded by operating cash flows.

We anticipate funding system enhancement capital expenditures temporarily through borrowing under the terms of our Credit Facilities, with permanent debt and equity funding being obtained when appropriate.

Construction Projects

In accordance with our business strategy, we seek opportunities where economically feasible to develop and expand our existing Liquids and Natural Gas businesses through organic growth. During 2010, we announced several organic growth projects including the Bakken Project and PREP in our Liquids business and the South Haynesville Shale Expansion and Allison Cryogenic Processing Plant in our Natural Gas business. We expect the South Haynesville Shale Expansion, Allison Cryogenic Processing Plant and PREP to be completed and in service during 2011, and the Bakken Project to be completed and in service in 2013. See Future Prospects Update for Liquids and Future Prospects for Natural Gas for further details on these projects.

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

The following table provides summarized information about the timing and expected settlement amounts of our outstanding commodity derivative financial instruments based upon the market values at December 31, 2010 for each of the indicated calendar years:

	Notional	2011	2012	2013	2014	2015	Total(4)
	(dollars, in millions)
Swaps
Natural gas(1)	171,859,998	$(4.8)	$(4.0)	$3.2	$(0.1)	$—	$(5.7)
NGL(2)	7,406,825	(27.0)	0.4	(2.9)	(1.1)	(0.1)	(30.7)
Crude(2)	4,236,100	(22.5)	(10.7)	(5.2)	(2.8)	(0.7)	(41.9)
Options
Natural gas—puts purchased(1)	365,000	—	—	—	—	—	—
Natural gas—calls written(1)	365,000	(0.2)	—	—	—	—	(0.2)
NGL—puts purchased(2)	918,752	3.6	3.9	—	—	—	7.5
Crude—puts purchased(2)	217,175	1.3	—	—	—	—	1.3
Forward contracts
Crude(2)	1,132,797	(0.5)	—	—	—	—	(0.5)
Natural gas(1)	48,444,363	1.1	0.6	0.2	—	—	1.9
NGL(2)	5,444,445	2.5	0.7	—	—	—	3.2
Power(3)	99,930,000	(0.8)	—	—	—	—	(0.8)

Totals		$(47.3)	$(9.1)	$(4.7)	$(4.0)	$(0.8)	$(65.9)

(1)	Notional amounts for natural gas are recorded in millions of British thermal units, or MMBtu.

(2)	Notional amounts for NGL and Crude are recorded in Bbl.

(3)	Notional amounts for power are recorded in Kilowatt hours, or kWhr.

(4)	Fair values exclude credit adjustments of approximately $0.5 million of gains at December 31, 2010.

The following table provides summarized information about the timing and expected settlement amounts of our outstanding interest rate derivative instruments at December 31, 2010 for each of the indicated calendar years:

	Notional Amount	2011	2012	2013	2014	2015	Thereafter	Total
	(dollars in millions)
Interest Rate Derivatives
Interest Rate Swaps:
Floating to Fixed	$1,025.0	$(26.5)	$(22.9)	$(13.2)	$1.7	$0.2	$—	$(60.7)
Fixed to Floating	125.0	5.2	4.8	1.9	—	—	—	11.9
Pre-issuance hedges	1,200.0	23.4	(13.6)	(0.3)	—	—	—	9.5

		$2.1	$(31.7)	$(11.6)	$1.7	$0.2	$—	$(39.3)

(1)	Fair values are presented in millions of dollars and exclude credit adjustments of approximately $0.5 million of gains at December 31, 2010.

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

For purposes of calculating the sum of all distributions of available cash, the cash equivalent amount of the additional i-units that are issued when a distribution of cash is made to our General Partner and owners of our common units is treated as a distribution of available cash, even though the i-unit holder will not receive cash. We retain the cash for use in our operations to finance a portion of our capital expansion projects. During 2010, we distributed a total of 1,253,844 i-units through quarterly distributions to Enbridge Management, compared with 1,625,812 in 2009. Additionally, in 2009 we distributed a total of 1,644,307 Class C units to the holders of our Class C units.

The following table presents cash we have retained in our business since January 2008 from the in-kind distribution of additional i-units and Class C units:

Distribution Payment Date	Retained for i-units	Retained for Class C units	Retained from General Partner	Total Cash Retained
	(in millions)
2010
November 12	$17.9	$—	$0.3	$18.2
August 13	17.5	—	0.4	17.9
May 14	16.7	—	0.4	17.1
February 12	16.2	—	0.3	16.5

	$68.3	$—	$1.4	$69.7

2009
November 13	$15.9	$—	$0.3	$16.2
August 14	15.5	20.7	0.7	36.9
May 15	15.1	20.1	0.7	35.9
February 13	14.6	19.5	0.7	34.8

	$61.1	$60.3	$2.4	$123.8

2008
November 14	$14.3	$18.9	$0.7	$33.9
August 14	13.9	18.6	0.7	33.2
May 15	13.1	17.5	0.6	31.2
February 14	12.9	17.2	0.6	30.7

	$54.2	$72.2	$2.6	$129.0

Our current annual cash distribution rate is $4.11 per unit, or $1.0275 per quarter, for the year ended December 31, 2010 compared with $3.96 per unit for the year ended December 31, 2009. We expect that all cash distributions will be paid out of operating cash flows over the long term. However, from time to time, we may temporarily borrow under our Credit Facilities or use cash retained by issuance of payment in-kind distributions for the purpose of paying cash distributions. We may do this until we realize the full impact of assets being developed on operations or to respond to short-term aberrations in our performance caused by market disruption events or depressed commodity prices. We expect that our major capital expansion projects will be accretive to distributable cash flow when they are completed and operational. Long term sustainability of our distributions is a key focus of the management assigned to oversee our operation. Increases in our distribution rate are made when sustainable for the long-term and upon the approval of the Board of Directors of Enbridge Management.

Series AC Distributions

The OLP is required to pay a quarterly distribution, also referred to as the Series AC distribution amount, within 45 days of the end of each calendar quarter to the holders of the Series AC general and limited partner interests under the terms of the OLP partnership agreement. As defined in the OLP partnership agreement, the Series AC distribution amount consists of the sum of: (i) the portion of the Series AC revenue entitlement that has been collected during the quarter through the transportation rates of our Lakehead system, (ii) any other cash receipts attributable to the Series AC assets collected during the quarter, and (iii) any reduction during the quarter in the amount of the Series AC reserves established in any prior quarter that are not utilized by the OLP, less the sum of: (a) all cash expenses related to the Series AC assets for the quarter, (b) all cash interest expenses and principal reductions of net borrowings for the quarter attributable to Series AC liabilities, (c) any cash maintenance and pipeline integrity capital expenditures for the quarter that are properly allocable to the Series AC assets, (d) any other cash expenses for the quarter attributable to Series AC liabilities, and (e) any increase in Series AC reserves established to provide for the proper conduct of the business of the Series AC interests.

The following table presents distributions paid by the OLP to our General Partner and its affiliate during the year ended December 31, 2010, representing the noncontrolling interest in the Series AC and to us, as the holders of the Series AC general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC interests.

Distribution Declaration Date	Distribution Payment Date	Amount paid to the Partnership	Amount paid to the noncontrolling interest	Total Series AC Distribution
		(in millions)
October 27	November 12	$10.7	$21.4	$32.1
July 23	August 13	8.6	17.2	25.8

		$19.3	$38.6	$57.9

Summary of Obligations and Commitments

The following table summarizes the principal amount of our obligations and commitments at December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)
Long-term debt and notes payable to affiliates	$42.6	$611.6	$1,096.6	$211.6	$11.6	$3,189.4	$5,163.4
Purchase commitments(1)	270.5	—	—	—	—	—	270.5
Power commitments(2)	5.0	1.6	—	—	—	—	6.6
Other operating leases	18.9	12.8	9.8	9.6	9.5	43.2	103.8
Right-of-way(3)	2.2	2.1	2.1	2.0	2.0	51.8	62.2
Product purchase obligations(4)	21.5	19.5	12.9	0.7	0.1	—	54.7
Service contract obligations(5)	23.4	13.8	3.0	0.2	—	—	40.4

Total	$384.1	$661.4	$1,124.4	$224.1	$23.2	$3,284.4	$5,701.6

(1)	Represents commitments to purchase materials, primarily pipe from third-party suppliers in connection with our expansion projects.

(2)	Represents commitments to purchase power in connection with our Liquids segment.

(3)

Right-of-way payments are estimated to be $2.0 million to $2.2 million per year for the remaining life of all pipeline systems, which has been assumed to be 25 years for purposes of calculating the amount of future minimum commitments beyond 2015.

(4)	We have long-term product purchase obligations with several third-party suppliers to acquire natural gas and NGLs at prices approximating market at the time of delivery.

(5)	The service contract obligations represent the minimum payment amounts for firm transportation and storage capacity we have reserved on third-party pipelines and storage facilities.

The payments made under our obligations and commitments for the years ended December 31, 2010, 2009 and 2008 were $656.3 million, $895.8 million and $947.1 million, respectively.

Cash Flow Analysis

The following table summarizes the changes in cash flows by operating, investing and financing for each of the indicated years:

	For the year ended December 31,		Variance 2010 vs. 2009
	2010	2009	Increase (Decrease)
	(in millions)
Total cash provided by (used in):
Operating activities	$377.9	$728.4	$(350.5)
Investing activities	(1,427.8)	(1,173.6)	(254.2)
Financing activities	1,051.2	248.9	802.3

Net increase (decrease) in cash and cash equivalents	1.3	(196.3)	197.6
Cash and cash equivalents at beginning of year	143.6	339.9	(196.3)

Cash and cash equivalents at end of period	$144.9	$143.6	$1.3

Operating Activities

Net cash provided by our operating activities for the year ended December 31, 2010 decreased by $350.5 million compared to the same period in 2009 primarily due to the approximately $328.0 million we paid for the emergency response, environmental remediation and cleanup activities resulting from the crude oil releases occurring on Lines 6A and 6B of our Lakehead system.

In addition, cash flows associated with changes in our working capital accounts were lower for the year ended December 31, 2010 compared to the same period of 2009 as a result of general timing differences in the collection on and payment of our current and related party accounts.

Investing Activities

Net cash used in our investing activities during the year ended December 31, 2010 increased $254.2 million compared to the same period in 2009 primarily attributable to the following:

(in millions)
Elk City System acquisition in 2010	$(686.1)
South Haynesville area acquisition in 2010	(16.9)
Common carrier trucking company acquisition 2010	(10.3)
Net proceeds from sale of non-core natural gas assets sold in 2009(1)	(150.8)
Reduction in amounts spent on our construction projects(2)	620.8
Home purchases related to Line 6B release and other	(10.9)

$(254.2)

(1)	There were no similar proceeds received in 2010.

(2)

The decrease in the amounts spent on our construction projects is primarily attributable to completion of the second stage of our Southern Access Pipeline, North Dakota Phase VI, and Alberta Clipper Pipeline.

Financing Activities

The net cash provided by our financing activities increased $802.3 million during the year ended December 31, 2010 compared to the same period in 2009. The increase in cash provided by financing activities is primarily due to the following:

•

$496.1 million of net proceeds related to the March 2010 issuance and sale of our 2020 Notes and $394.4 million of net proceeds related to the September 2010 issuance and sale of our 2040 Notes compared with $175.0 million in principal amount of senior unsecured notes we repaid in 2009;

•	Net commercial paper borrowings of $884.7 million in 2010. Similar borrowings were not made during 2009;

•

$408.4 million we borrowed from our General Partner in 2010, which we used to repay $330.7 million we borrowed on the A1 Credit Facility and to fund $77.7 million of additional costs incurred for the construction of the Alberta Clipper Pipeline. We had net borrowings of $139.7 million in the same period of 2009;

•	$214.7 million we repaid of our zero coupon notes in the first nine months of 2009. Similar payments were not made in the same period of 2010; and

•

$406.1 million of net proceeds related to the November 2010 issuance of 5.98 million Class A common units and units issued under the EDA, as well as $8.6 million of contributions from the General Partner to maintain its two percent interest. For the year ended December 31, 2009, we had only $1.0 million of net proceeds from unit issuances.

Offsetting the cash inflows from financing activities are $765.0 million of net repayments under our Credit Facilities over the $598.2 million of net borrowings we made in the comparable period of 2009. Included in our net repayments under our Credit Facilities for the year ended December 31, 2010 were gross borrowings of $1,951.0 million and gross repayments of $2,716.0 million, including $1,284.0 million of non-cash borrowings and repayments.

We also had $102.3 million of capital contributions from and $38.6 million in distributions to our General Partner and its affiliate for the year ended December 31, 2010 for its ownership interest in the Alberta Clipper Pipeline compared to $329.7 million of capital contributions for the same period in 2009.

Also, for the year ended December 31, 2010 we had $86.6 million more in distributions to our partners due to a greater number of units outstanding, a higher distribution rate and corresponding increase in incentive distribution payments to our General Partner.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements.

SUBSEQUENT EVENTS

Split of Partnership Units

On February 18, 2011, the board of directors of Enbridge Management approved a split of our units to be effected by a distribution on April 21, 2011 of one common unit for each common unit outstanding and one i-unit for each i-unit outstanding to unit holders of record on April 7, 2011. Enbridge Management as holder of all of our i-units will receive all of the i-units issued pursuant to this split.

Distribution to Partners

On January 28, 2011, the board of directors of Enbridge Management declared a distribution payable to our partners on February 14, 2011. The distribution was paid to unitholders of record as of February 4, 2011, of our available cash of $150.5 million at December 31, 2010, or $1.0275 per limited partner unit. Of this distribution, $132.0 million was paid in cash, $18.1 million was distributed in i-units to our i-unitholder and $0.4 million was retained from our General Partner in respect of the i-unit distribution to maintain its two percent general partner interest.

Distribution to Series AC Interests

On January 28, 2011, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC, declared a distribution payable to the holders of the Series AC general and limited partner interests. The OLP paid $21.8 million to the noncontrolling interest in the Series AC, while $10.9 million was paid to us.

REGULATORY MATTERS

FERC Transportation Tariffs

Effective January 1, 2010, we increased the rates for transportation on our North Dakota system to include a new surcharge related to the recent completion of North Dakota Phase VI, which increased capacity on the pipeline from 110,000 Bpd to 161,000 Bpd. This surcharge is applicable for the seven years immediately following the January 1, 2010 in-service date of North Dakota Phase VI. The mainline expansion surcharge is applied to all mainline volumes with a destination of Clearbrook.

Effective April 1, 2010, we extended the term of the looping surcharge, a component of North Dakota Phase V, with the FERC by four years so that it now expires on December 31, 2016. The effect of the extended term reduced the looping surcharge from $0.70 per barrel to $0.38 per barrel for all volumes originating from Trenton, Missouri Ridge and Alexander delivered to Tioga.

Effective April 1, 2010, we filed our annual tariff rate adjustment with the FERC to reflect true-ups for the difference between estimates and actual cost and throughput data for the prior year and our projected costs and throughput for 2010 related to our expansion projects. The projected costs for 2010 include two additional expansion projects: the Alberta Clipper Pipeline, which was placed into service on April 1, 2010, and the Line 3 conversion project. Filings in early 2010 by shippers requesting the FERC to delay the tariff were dismissed by the FERC in March 2010 in docket number IS10-139-000. This tariff filing increased the average transportation rate for crude oil movements from the Canadian border to Chicago by approximately $0.52 per barrel, to an average of approximately $1.98 per barrel. We began to realize revenues in relation to this increased surcharge as crude oil is delivered from our pipeline.

Effective July 1, 2010, we decreased the rates for transportation on our Lakehead, North Dakota and Ozark systems in compliance with the indexed rate ceilings allowed by the FERC. In March 2006, the FERC determined that the Producer Price Index For Finished Goods plus 1.3 percent (PPI + 1.3 percent) should be the oil pricing index for a five year period ending July 2011. The index is used to establish rate ceiling levels for oil pipeline rate changes. For our Lakehead system, indexing only applies to the base rates, and does not apply to the SEP II, Terrace and Facilities surcharges, which includes the Southern Access and Alberta Clipper pipelines. Effective July 2010, we decreased the base tariff rates on our Lakehead system by an average of 1.3 percent to equal the indexed ceiling level allowed under the FERC’s indexing methodology. On our Lakehead system, the new average rate for crude oil movements from the International Border near Neche to Chicago is $1.97 per barrel, which reflects a $0.01 per barrel decrease over the rates filed effective April 1, 2010. In addition to the rates on our Lakehead system, we decreased the transportation rates on our North Dakota and Ozark systems 1.3 percent. The tariff rates for our Lakehead, North Dakota and Ozark systems are at the ceiling levels allowed under the FERC methodology.

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

Capitalization Policies, Depreciation Methods and Impairment of Property, Plant and Equipment

We capitalize expenditures related to property, plant and equipment, subject to a minimum rule, that have a useful life greater than one year for: (1) assets purchased or constructed; (2) existing assets that are replaced, improved, or the useful lives have been extended; or (3) all land, regardless of cost. Acquisitions of new assets, additions, replacements and improvements (other than land) costing less than the minimum rule in addition to maintenance and repair costs, including any planned major maintenance activities, are expensed as incurred.

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

Regulatory guidance issued by the FERC requires us to expense certain costs associated with implementing the pipeline integrity management requirements of the DOT’s Office of Pipeline Safety. Under this guidance, costs to: (1) prepare a plan to implement the program; (2) identify high consequence areas; (3) develop and maintain a record keeping system; and (4) inspect, test and report on the condition of affected pipeline segments to determine the need for repairs or replacements, are required to be expensed. Costs of modifying pipelines to permit in-line inspections, certain costs associated with developing or enhancing computer software and costs associated with remedial mitigation actions to correct an identified condition continue to be capitalized. We typically expense the cost of initial in-line inspection programs, crack detection tool runs and hydrostatic testing costs conducted for the purposes of detecting manufacturing or construction defects consistent with industry practice and the regulatory guidance issued by the FERC. However, we capitalize initial construction hydrostatic testing costs and subsequent hydrostatic testing programs conducted for the purpose of increasing pipeline capacity in accordance with our capitalization policies. Also capitalized are certain costs such as sleeving or recoating existing pipelines, unless the expenditures are incurred as a single event and not part of a major program, in which case we expense these costs as incurred.

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

Pursuant to the authoritative accounting provisions for goodwill and other intangible assets, we do not amortize goodwill, but test it for impairment annually based on carrying values as of the end of the second quarter, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may be impaired. In testing goodwill for impairment, we make critical assumptions that include but are not limited to: (1) projections of future financial performance, which include commodity price and volume assumptions; (2) the expected growth rate of our Natural Gas and Marketing assets; (3) residual value of the assets; and (4) market weighted average cost of capital. Impairment occurs when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. At the time we determine that an impairment has occurred, we will reduce the carrying value of goodwill to its fair value.

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

We employ a hierarchy which prioritizes the inputs we use to measure recurring fair value into three distinct categories based upon whether such inputs are observable in active markets or unobservable. We classify assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs as outlined below:

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

•

Level 2—We categorize the fair value of assets and liabilities that we measure with either directly or indirectly observable inputs as of the measurement date, where pricing inputs are other than quoted prices in active markets for the identical instrument, as Level 2. This category includes both over-the-counter, or OTC, transactions valued using exchange traded pricing information in addition to assets and liabilities that we value using either models or other valuation methodologies derived from observable market data. These models are primarily industry-standard models that consider various inputs including: (a) quoted prices for assets and liabilities, (b) time value, (c) volatility factors, and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the assets and liabilities, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

•

Level 3—We include in this category the fair value of assets and liabilities that we measure based on prices or valuation techniques that require inputs which are both significant to the fair value measurement and less observable from objective sources. (i.e., values supported by lesser volumes of market activity). We may also use these inputs with internally developed methodologies that result in our best estimate of the fair value. Level 3 assets and liabilities primarily include debt and derivative instruments for which we do not have sufficient corroborating market evidence, such as binding broker quotes, to support classifying the asset or liability as Level 2. Additionally, Level 3 valuations may utilize modeled pricing inputs to derive forward valuations, which may include some or all of the following inputs: non-binding broker quotes, time value, volatility, correlation, and extrapolation methods.

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

We utilize a mid-market pricing convention, or the “market approach”, for valuation as a practical expedient for assigning fair value to our derivative assets and liabilities. Our assets are adjusted for the non-performance risk of our counterparties using their current credit default swap spread rates. Likewise, in the case of our liabilities, our nonperformance risk is considered in the valuation, and is also adjusted quarterly based on current default swap spread rates on our outstanding indebtedness. We present the fair value of our derivative contracts net of cash paid or received pursuant to collateral agreements on a net-by-counterparty basis in our consolidated statements of financial position when we believe a legal right of setoff exists under an enforceable master netting agreement. Our credit exposure for over-the-counter derivatives is directly with our counterparty and continues until the maturity or termination of the contracts. As appropriate, valuations are adjusted for various factors such as credit and liquidity considerations.

Derivative Financial Instruments

Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt and commodity prices and fractionation margins (the relative difference between the price we receive from NGL sales and the corresponding cost of natural gas purchases). In order to manage the risks to unitholders, we use a variety of derivative financial instruments including futures, forwards, swaps, options and other financial instruments with similar characteristics to create offsetting positions to specific commodity or interest rate exposures. In accordance with the authoritative accounting guidance, we record all derivative financial instruments to our consolidated statements of financial position at fair market value. We record the fair market value of our derivative financial instruments in the consolidated statements of financial position as current and long-term assets or liabilities on a net basis by counterparty. Derivative balances are shown net of cash collateral received or posted where master netting agreements exist. For those instruments that qualify for hedge accounting under authoritative accounting guidance, the accounting treatment depends on the intended use and designation of each instrument. We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

•	Natural Gas and Marketing segments commodity-based derivatives—“Cost of natural gas”

•	Liquids segment commodity-based derivatives—“Operating revenue” and “Power”

•	Corporate interest rate derivatives—“Interest expense”

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

Price assumptions we use to value our non qualifying derivative financial instruments can affect net income for each period. We use published market price information where available, or quotations from OTC market makers to find executable bids and offers. The valuations also reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions, including credit risk of our counterparties. The amounts reported in our consolidated financial statements change quarterly as these valuations are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

At inception, we formally document the relationship between the hedging instrument and the hedged item, the risk management objectives, and the methods used for assessing and testing correlation and hedge effectiveness. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. Furthermore, we regularly assess the creditworthiness of our counterparties to manage against the risk of default. If we determine that a derivative is no longer highly effective as a hedge, we discontinue hedge accounting prospectively by including changes in the fair value of the derivative in current earnings.

We record the changes in fair value of derivative financial instruments designated and qualifying as effective cash flow hedges as a component of “Accumulated other comprehensive income” until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a cash flow hedge’s change in fair market value is recognized immediately in earnings.

Our earnings are also affected by use of the mark-to-market method of accounting as required under accounting principles generally accepted in the United States, or U.S. GAAP, for derivative financial instruments that do not qualify for hedge accounting. We use derivative financial instruments such as basis swaps and other similar derivative financial instruments to economically hedge market price risks associated with inventories, firm commitments and certain anticipated transactions. However, these derivative financial instruments do not qualify for hedge accounting treatment under authoritative accounting guidance, and as a result we record changes in the fair value of these instruments on the statement of financial position and through earnings (i.e., using the “mark-to-market” method) rather than deferring them until the firm commitment or anticipated transactions affect earnings. The use of mark-to-market accounting for derivative financial instruments can cause non-cash earnings volatility resulting from changes in the underlying indices, primarily commodity prices.

Commitments, Contingencies and Environmental Liabilities

We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to past or current operations. We expense amounts we incur for remediation of existing environmental contamination caused by past operations that do not benefit future periods by preventing or eliminating future contamination. We record liabilities for environmental matters when assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. Estimates of environmental liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other factors. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by government organizations. Our estimates are subject to revision in future periods based on actual costs or new information and are included in “Environmental liabilities” and “Other long-term liabilities” in our consolidated statements of financial position at their undiscounted amounts. We evaluate recoveries from insurance coverage separately from the liability and, when recovery is probable, we record and report an asset separately from the associated liability in our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

We utilize both fixed and variable interest rate debt and are exposed to market risk resulting from the variable interest rates on our Credit Facilities. To the extent that we frequently issue and re-issue commercial paper at short-term interest rates and have amounts drawn under our Credit Facilities at floating rates of interest, our earnings and cash flows are exposed to changes in interest rates. This exposure is managed through periodically refinancing floating-rate bank debt with long-term fixed rate debt and through the use of interest rate derivative financial instruments including futures, forwards, swaps, options and other financial instruments with similar characteristics. We do not have any material exposure to movements in foreign exchange rates as virtually all of our revenues and expenses are denominated in USD. To the extent that a material foreign exchange exposure arises, we intend to hedge such exposure using derivative financial instruments.

The following table presents the principal cash flows and related weighted average interest rates by expected maturity dates along with the carrying values and fair values of our third-party debt obligations as of December 31, 2010 and 2009.

	December 31, 2010
	Average Interest Rate	Expected Maturity of Carrying Amounts by Fiscal Year							Fair Value	December 31, 2009
		2011	2012	2013	2014	2015	Thereafter	Total		Carrying Amount	Fair Value
	(dollars in millions)
Liabilities
Fixed Rate:
First Mortgage Notes	9.150%	$31.0	$—	$—	$—	$—	$—	$31.0	$33.5	$62.0	$69.9
Senior Notes due 2012	7.900%	$—	$100.0	$—	$—	$—	$—	$100.0	$112.1	$100.0	$109.5
Senior Notes due 2013	4.750%	$—	$—	$199.9	$—	$—	$—	$199.9	$214.4	$199.9	$201.2
Senior Notes due 2014	5.350%	$—	$—	$—	$200.0	$—	$—	$200.0	$221.8	$199.9	$206.9
Senior Notes due 2016	5.875%	$—	$—	$—	$—	$—	$299.8	$299.8	$338.1	$299.8	$315.0
Senior Notes due 2018	7.000%	$—	$—	$—	$—	$—	$99.9	$99.9	$119.2	$99.9	$111.6
Senior Notes due 2018	6.500%	$—	$—	$—	$—	$—	$398.5	$398.5	$463.0	$398.2	$433.2
Senior Notes due 2019	9.875%	$—	$499.9	$—	$—	$—	$—	$499.9	$699.1	$499.8	$664.8
Senior Notes due 2020	5.200%	$—	$—	$—	$—	$—	$499.8	$499.8	$526.6	$—	$—
Senior Notes due 2028	7.125%	$—	$—	$—	$—	$—	$99.8	$99.8	$121.7	$99.9	$110.9
Senior Notes due 2033	5.950%	$—	$—	$—	$—	$—	$199.7	$199.7	$209.0	$199.7	$188.8
Senior Notes due 2034	6.300%	$—	$—	$—	$—	$—	$99.8	$99.8	$108.2	$99.8	$98.0
Senior Notes due 2038	7.500%	$—	$—	$—	$—	$—	$398.9	$398.9	$493.0	$398.9	$449.5
Senior Notes due 2040	5.500%	$—	$—	$—	$—	$—	$398.5	$398.5	$371.6	$—	$—
Junior subordinated notes due 2067	8.050%	$—	$—	$—	$—	$—	$399.5	$399.5	$408.5	$399.4	$381.8

Variable Rate:
Credit Facilities	0.000%	$—	$—	$—	$—	$—	$—	$—	$—	$765.0	$765.0
Commercial Paper	0.440%	$—	$—	$884.9	$—	$—	$—	$884.9	$884.9	$—	$—

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

The table below provides information about our derivative financial instruments that we use to hedge the interest payments on our variable rate debt obligations that are sensitive to changes in interest rates and to lock in the interest rate on anticipated issuances of debt in the future. For interest rate swaps, the table presents notional amounts, the rates charged on the underlying notional and weighted average interest rates paid by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2010.

Date of Maturity & Contract Type	Accounting Treatment	Notional	Average Fixed Rate(1)	Fair Value(2) at December 31,
				2010	2009
	(dollars in millions)
Contracts maturing in 2011
Interest Rate Caps	Non-qualifying	$200	1.14%	$—	$0.3

Contracts maturing in 2013
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$600	4.15%	$(51.8)	$(16.9)
Interest Rate Swaps—Pay Fixed	Non-qualifying	$125	4.35%	$(10.7)	$(9.2)
Interest Rate Swaps—Pay Float	Non-qualifying	$125	4.75%	$11.9	$11.0

Contracts maturing in 2015
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$300	2.43%	$1.9	$—

Contracts settling prior to maturity
2011—Pre-issuance Hedges	Cash Flow Hedge	$300	2.92%	$23.4	$—
2012—Pre-issuance Hedges	Cash Flow Hedge	$600	4.57%	$(13.7)	$24.9
2013—Pre-issuance Hedges	Cash Flow Hedge	$300	4.62%	$(0.3)	$14.1

(1)	Interest rate derivative contracts are based on the one-month or three-month United States London Interbank Offered Rate, or LIBOR.

(2)

The fair value is determined from quoted market prices at December 31, 2010 and 2009, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit adjustments of approximately $0.5 million of gains at December 31, 2010, with no such gains and losses at December 31, 2009.

The following table provides summarized information about the timing and expected settlement amounts of our outstanding interest rate derivative instruments at December 31, 2010 for each of the indicated calendar years:

	Notional Amount	2011	2012	2013	2014	2015	Thereafter	Total
	(dollars in millions)
Interest Rate Derivatives
Interest Rate Swaps:
Floating to Fixed	$1,025.0	$(26.5)	$(22.9)	$(13.2)	$1.7	$0.2	$—	$(60.7)
Fixed to Floating	125.0	5.2	4.8	1.9	—	—	—	11.9
Pre-issuance hedges	1,200.0	23.4	(13.6)	(0.3)	—	—	—	9.5

		$2.1	$(31.7)	$(11.6)	$1.7	$0.2	$—	$(39.3)

In connection with our March 2010 issuance and sale of the 2020 Notes, we paid $13.2 million to settle treasury locks we entered to hedge the interest payments on a portion of these obligations through the 2020 maturity date of the senior notes. We received $10.2 million to settle treasury locks associated with our September 2010 issuance and sale of the 2040 Notes that were entered into to hedge the interest payments on a portion of the obligations through the 2040 maturity date of those senior notes. Both the $13.2 million and $10.2 million settlement amounts are being amortized from “Accumulated other comprehensive income,” or AOCI, to “Interest expense” over the 10 and 30-year terms, respectively, of the 2020 and 2040 Notes.

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

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at December 31, 2010 and 2009.

	At December 31, 2010						At December 31, 2009
	Commodity	Notional(1)	Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
			Receive	Pay	Asset	Liability	Asset	Liability
Portion of contracts maturing in 2011
Swaps
Receive variable/pay fixed	Natural Gas	3,940,232	$4.42	$5.56	$0.4	$(4.9)	$—	$(3.1)
	NGL	205,000	$94.46	$61.20	$6.8	$—	$3.2	$—
	Crude Oil	50,000	$91.67	$83.71	$0.4	$—	$—	$—
Receive fixed/pay variable	Natural Gas	10,192,381	$4.08	$4.48	$2.6	$(6.7)	$—	$(19.3)
	NGL	4,898,860	$47.24	$54.14	$5.0	$(38.8)	$6.1	$(7.0)
	Crude Oil	1,651,890	$78.67	$92.59	$—	$(22.9)	$—	$(10.0)
Receive variable/pay variable	Natural Gas	66,762,136	$4.40	$4.35	$5.0	$(1.2)	$2.9	$(0.1)
Physical Contracts
Receive fixed/pay variable	NGL	952,452	$66.75	$70.81	$0.5	$(4.4)	$—	$—
	Crude Oil	278,000	$84.81	$91.70	$—	$(1.9)	$—	$—
Receive variable/pay fixed	NGL	490,000	$65.49	$62.25	$1.6	$—	$—	$—
	Crude Oil	193,000	$91.44	$85.97	$1.1	$—	$—	$—
	Power	99,930,000	$0.04	$0.04	$—	$(0.8)	$—	$—
Receive variable/pay variable	Crude Oil	661,797	$91.58	$91.12	$0.5	$(0.2)	$—	$—
	NGL	3,479,136	$67.62	$66.25	$6.2	$(1.4)	$—	$—
	Natural Gas	26,868,612	$4.36	$4.32	$1.1	$—	$—	$—

Portion of contracts maturing in 2012
Swaps
Receive variable/pay fixed	Natural Gas	908,813	$4.97	$9.14	$—	$(3.8)	$—	$(2.6)
Receive fixed/pay variable	Natural Gas	2,552,500	$4.89	$5.06	$1.7	$(2.1)	$0.3	$(4.2)
	NGL	1,401,780	$58.95	$58.67	$8.0	$(7.6)	$7.1	$(0.9)
	Crude Oil	807,030	$80.52	$93.84	$—	$(10.7)	$—	$(5.3)
Receive variable/pay variable	Natural Gas	50,809,000	$4.99	$4.99	$1.0	$(0.8)	$0.6	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	14,963,301	$5.00	$4.96	$0.6	$—	$—	$—
	NGL	522,857	$56.88	$55.63	$0.7	$—	$—	$—

Portion of contracts maturing in 2013
Swaps
Receive variable/pay fixed	Natural Gas	93,066	$5.22	$5.19	$—	$—	$—	$—
Receive fixed/pay variable	Natural Gas	730,000	$9.83	$5.14	$3.3	$—	$2.3	$—
	NGL	667,585	$65.99	$70.45	$0.3	$(3.2)	$—	$(1.0)
	Crude Oil	878,555	$86.78	$92.84	$2.2	$(7.4)	$2.3	$(3.6)
Receive variable/pay variable	Natural Gas	29,550,000	$5.27	$5.28	$0.1	$(0.2)	$—	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	6,612,450	$5.30	$5.27	$0.2	$—	$—	$—

Portion of contracts maturing in 2014
Swaps
Receive variable/pay fixed	Natural Gas	21,870	$5.60	$5.22	$—	$—	$—	$—
Receive fixed/pay variable	NGL	197,100	$76.05	$82.17	$—	$(1.1)	$—	$—
	Crude Oil	640,575	$87.84	$92.39	$—	$(2.8)	$—	$(0.4)
Receive variable/pay variable	Natural Gas	6,300,000	$5.67	$5.68	$—	$(0.1)	$—	$—

Portion of contracts maturing in 2015
Swaps
Receive fixed/pay variable	Crude Oil	208,050	$89.08	$92.61	$—	$(0.7)	$—	$—
	NGL	36,500	$78.12	$82.17	$—	$(0.1)	$—	$—

(1)	Volumes of natural gas are measured in MMBtu whereas volumes of NGL and crude oil are measured in Bbl. Our power purchase agreements are measured in kWhr.

(2)	Weighted average prices received and paid are in $/MMBtu for natural gas, $/Bbl for NGL and crude oil and $/kWhr for power.

(3)

The fair value is determined based on quoted market prices at December 31, 2010 and 2009, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit adjustments of approximately $0.6 million of gains and $1.0 million of gains at December 31, 2010 and December 31, 2009, respectively.

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at December 31, 2010 and 2009.

	At December 31, 2010							At December 31, 2009
	Commodity		Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
						Asset	Liability	Asset	Liability
Portion of option contracts maturing in 2011
Calls (written)	Natural Gas	(4)	365,000	$4.31	$4.55	$—	$(0.2)	$—	$(0.8)
Puts (purchased)	Natural Gas	(4)	365,000	$3.40	$4.55	$—	$—	$—	$—
	NGL		634,370	$54.79	$57.71	$3.6	$—	$2.4	$—
	Crude Oil		217,175	$88.65	$93.76	$1.3	$—	$—	$—

Portion of option contracts maturing in 2012
Puts (purchased)	NGL		284,382	$65.90	$63.88	$3.9	$—	$3.2	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.

(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.

(3)

The fair value is determined based on quoted market prices at December 31, 2010 and 2009, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit adjustments of approximately $0.1 million of losses at both December 31, 2010 and 2009.

(4)	Indicate transactions which, in combination, create a collar, representing a floor and ceiling on the price and provide long-term price protection.

QUALITATIVE FACTORS

Hedge Accounting

We record all derivative financial instruments in our consolidated financial statements at fair market value, which we adjust each period for changes in the fair market value, which we refer to as marking to market, or mark-to-market. The fair market value of these derivative financial instruments reflects the estimated amounts that we would pay to transfer a liability or receive to sell an asset in an orderly transaction with market participants, to terminate or close the contracts at the reporting date, taking into account the current unrealized losses or gains on open contracts. We use external market quotes and indices to value substantially all of the derivative financial instruments we utilize.

In accordance with the applicable authoritative accounting guidance, if a derivative financial instrument does not qualify as a hedge, or is not designated as a hedge, the derivative is marked-to-market each period with the increases and decreases in fair market value recorded in our consolidated statements of income as increases and decreases in “Operating revenue,” “Cost of natural gas” and “Power” for our commodity-based derivatives and “Interest expense” for our interest rate derivatives. Cash flow is only impacted to the extent the actual derivative contract is settled by making or receiving a payment to or from the counterparty or by making or receiving a payment for entering into a contract that exactly offsets the original derivative contract. Typically, we settle our derivative contracts when the physical transaction that underlies the derivative financial instrument occurs.

If a derivative financial instrument qualifies and is designated as a cash flow hedge, which is a hedge of a forecasted transaction or future cash flows, any unrealized mark-to-market gain or loss is deferred in AOCI, a component of “Partners’ capital,” until the underlying hedged transaction occurs. To the extent that the hedge instrument is effective in offsetting the transaction being hedged, there is no impact to the income statement. At inception and on a quarterly basis, we formally assess whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Any ineffective portion of a cash flow hedge’s change in fair market value is recognized each period in earnings. Realized gains and losses on derivative financial instruments that are designated as hedges and qualify for hedge accounting are included in “Cost of natural gas” for commodity hedges and “Interest expense” for interest rate hedges in the period in which the hedged transaction occurs. Gains and losses deferred in AOCI related to cash flow hedges for which hedge accounting has been discontinued remain in AOCI until the underlying physical transaction occurs unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. Generally, our preference is for our derivative financial instruments to receive hedge accounting treatment whenever possible to mitigate the non-cash earnings volatility that arises from recording the changes in fair value of our derivative financial instruments through earnings. To qualify for cash flow hedge accounting treatment as set forth in the authoritative accounting guidance, very specific requirements must be met in terms of hedge structure, hedge objective and hedge documentation.

Non-Qualified Hedges

Many of our derivative financial instruments qualify for hedge accounting treatment as set forth in the authoritative accounting guidance. However, we have transaction types associated with our commodity and interest rate derivative financial instruments where the hedge structure does not meet the requirements to apply hedge accounting. As a result, these derivative financial instruments do not qualify for hedge accounting and are referred to as non-qualifying. These non-qualifying derivative financial instruments are marked-to-market each period with the change in fair value, representing unrealized gains and losses, included in “Operating Revenue,” “Cost of natural gas,” “Power” or “Interest expense” in our consolidated statements of income. These mark-to-market adjustments produce a degree of earnings volatility that can often be significant from period to period, but have no cash flow impact relative to changes in market prices. The cash flow impact occurs when the underlying physical transaction takes place in the future and the associated financial instrument contract settlement is made.

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

•

Natural Gas Forward Contracts—In our Marketing segment, we use forward contracts to sell natural gas to our customers. Historically, we have not considered these contracts to be derivatives under the NPNS exception allowed by authoritative accounting guidance. In the first quarter of 2010, we determined that a sub-group of physical natural gas sales contracts with terms allowing for economic net settlement did not qualify for the NPNS scope exception, and are being marked-to-market each period with the changes in fair value recorded in earnings. As a result, our operating income is subject to additional volatility associated with the changes in fair value of these contracts.

•

Crude Oil Contracts—In our Liquids segment, we use forward contracts to hedge a portion of the crude oil length inherent in the operation of our pipelines, which we subsequently sell at market rates. In 2010, we began executing derivative financial instruments for the current year and for 2011, which fixes the sales prices we receive in the future for this crude oil. We elected not to designate these derivative financial instruments as cash flow hedges due to the relatively small volumes involved. As a result, our operating income is subject to additional volatility associated with fluctuations in crude oil prices until the underlying transactions are settled or offset.

•

Power Purchase Agreements—In our Liquids segment, we use forward physical power agreements to fix the price of a portion of the power consumed by our pumping stations in the transportation of crude oil in our owned pipelines. We designate these derivative agreements as non-qualifying hedges because they fail to meet the criteria for cash flow hedging or NPNS exception. As various states that our pipelines operate in have legislated either partially or fully deregulated power markets, we have the opportunity to create economic hedges on power exposure within the requirements of applicable risk policies. As a result, our operating income is subject to additional volatility associated with changes in the fair value changes of these agreements due to fluctuations in forward power prices.

Interest Rate Risk Exposures:

•

Interest Rate Caps—At the corporate level, our earnings and cash flows are affected by fluctuations in interest rates associated with our variable interest rate debt. Our variable interest rate borrowing cost is determined at the time of each borrowing or interest rate reset based upon a posted LIBOR for the period of borrowing or interest rate reset, increased by a defined credit spread. In order to mitigate the negative effect that increasing interest rates can have on our cash flows, we have entered into interest rate caps, which establish a ceiling averaging approximately 1.14% on the interest rates we pay on up to $200 million of our variable rate indebtedness. Although our interest rate caps protect us from the adverse effect of higher interest rates, they do not qualify for hedge accounting and, as a result, changes in the market value of these instruments creates additional volatility in our earnings.

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

We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

•	Natural Gas and Marketing segments commodity-based derivatives—“Cost of natural gas”

•	Liquids segment commodity-based derivatives—“Operating revenue” and “Power”

•	Corporate interest rate derivatives—“Interest expense”

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net unrealized gains and losses associated with the changes in fair value of our derivative financial instruments:

	For the year ended December 31,
	2010	2009	2008
Liquids segment
Non-qualified hedges	$(2.8)	$—	$—
Natural Gas segment
Hedge ineffectiveness	3.5	(0.7)	(0.1)
Non-qualified hedges	0.9	(35.7)	85.1
Marketing
Non-qualified hedges	(6.7)	20.7	(16.2)

Commodity derivative fair value gains (losses)	(5.1)	(15.7)	68.8
Corporate
Non-qualified interest rate hedges	(1.0)	0.5	—

Derivative fair value gains (losses)	$(6.1)	$(15.2)	$68.8

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	December 31,
	2010	2009
	(in millions)
Other current assets	$37.1	$14.8
Other assets, net	5.0	43.7
Accounts payable and other	(79.2)	(59.2)
Other long-term liabilities	(67.1)	(50.5)

	$(104.2)	$(51.2)

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

We record the change in fair value of our highly effective cash flow hedges in AOCI until the derivative financial instruments are settled, at which time they are reclassified to earnings. Also included in AOCI are unrecognized gains of approximately $1.0 million associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted commodity transactions that were subsequently de-designated. These losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings. We estimate that approximately $31.9 million, representing unrealized net losses from our cash flow hedging activities based on pricing and positions at December 31, 2010, will be reclassified from AOCI to earnings during the next 12 months.

In connection with our March 2010 issuance and sale of $500 million in principal amount of our 5.20% senior notes due March 15, 2020, which we refer to as the 2020 Notes, we paid $13.2 million to settle treasury locks we entered to hedge the interest payments on a portion of these obligations through the maturity date of the 2020 Notes. We also received $10.2 million to settle treasury locks associated with our September 2010 issuance and sale of $400 million in principal amount of our 5.50% senior notes due September 15, 2040, which we refer to as the 2040 Notes, that we entered to hedge the interest payments on a portion of the obligations through the maturity date of the 2040 Notes. Both the $13.2 million and $10.2 million settlement amounts are being amortized from AOCI to “Interest expense” over the respective 10- and 30-year terms, respectively, of the 2020 and 2040 Notes.

The table below summarizes our derivative balances by counterparty credit quality (negative amounts represent our net obligations to pay the counterparty).

	December 31,
	2010	2009
	(in millions)
Counterparty Credit Quality*
AAA	$—	$—
AA	(48.7)	14.2
A	(61.3)	(62.2)
Lower than A	5.8	(3.2)

	$(104.2)	$(51.2)

*	As determined by nationally-recognized statistical ratings organizations.

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

The ISDA® agreements, in combination with our master netting agreements, and credit arrangements governing our interest rate and commodity swaps require that collateral be posted per tiered contractual thresholds based on the credit rating of each counterparty. We generally provide letters of credit to satisfy such collateral requirements under our ISDA® agreements. These agreements will require additional collateral postings of up to 100% on net liability positions in the event of a credit downgrade below investment grade. Automatic termination clauses that exist are related only to non-performance activities, such as the refusal to post collateral when contractually required to do so. When we are holding an asset position, our counterparties are likewise required to post collateral on their liability (our asset) exposures, also determined by the tiered contractual collateral thresholds. Counterparty collateral may consist of cash or letters of credit, both of which must be fulfilled with immediately available funds.

At December 31, 2010, we were in an overall net liability position of $104.2 million, which included assets of $42.1 million. In the event that our credit ratings were to decline to the lowest level of investment grade, as determined by S&P and Moody’s, we would be required to provide additional amounts under our existing letters of credit to meet the requirements of our ISDA® agreements. For example if our credit ratings had been at the lowest level of investment grade at December 31, 2010 we would have been required to provide additional letters of credit in the amount of $83.7 million.

At December 31, 2010 and 2009, we had credit concentrations in the following industry sectors, as presented below:

	December 31,
	2010	2009
	(in millions)
U.S. financial institutions and investment banking entities	$(53.2)	$(18.8)
Non-U.S. financial institutions	(46.8)	(30.2)
Small non-integrated energy companies	(1.6)	(3.4)
Integrated oil companies	(2.6)	1.2

	$(104.2)	$(51.2)

We are holding no cash collateral on our asset exposures, and we have provided letters of credit totaling $7.3 million and $13.1 million relating to our liability exposures pursuant to the margin thresholds in effect at December 31, 2010 and 2009, respectively, under our ISDA® agreements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Exchange Act within the time periods specified by the SEC’s rules and forms. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).

The Partnership’s internal control over financial reporting is a process designed under the supervision and with the participation of our principal executive and principal financial officers, and effected by the board of directors of our General Partner, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Partnership’s financial statements for external purposes in accordance with United States generally accepted accounting principles.

The Partnership’s internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of assets of the Partnership;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with the authorizations of the Partnership’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

The Partnership’s internal control over financial reporting may not prevent or detect all misstatements because of its inherent limitations. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with our policies and procedures.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010, with the participation of our principal executive and principal financial officers, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, beginning on page F-2.

Changes in Internal Control Over Financial Reporting

We have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended December 31, 2010.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We are a limited partnership and have no officers or directors of our own. Set forth below is certain information concerning the directors and executive officers of the General Partner and of Enbridge Management as the delegate of the General Partner under a delegation of control agreement among us, the General Partner and Enbridge Management. All directors of the General Partner are elected annually and may be removed by Enbridge Pipelines, as the sole shareholder of the General Partner. All directors of Enbridge Management were elected and may be removed by the General Partner, as the sole holder of Enbridge Management’s voting shares. All officers of the General Partner and Enbridge Management serve at the discretion of the respective boards of directors of the General Partner and Enbridge Management. All directors and officers of the General Partner hold identical positions in Enbridge Management, except for Mark A. Maki and Terrance L. McGill.

Name	Age	Position
Directors and Executive Officers:
Martha O. Hesse	68	Director and Chairman of the Board
Jeffrey A. Connelly	64	Director
J. Herbert England	64	Director
Dan A. Westbrook	58	Director
Mark A. Maki	46	President of Enbridge Management, Senior Vice President of General Partner and Director
Terrance L. McGill	56	President of General Partner, Senior Vice President of Enbridge Management and Director
Al Monaco	51	Director
Stephen J. Wuori	53	Executive Vice President—Liquids Pipelines and Director
Stephen J.J. Letwin	55	Retired Managing Director and Director
George K. Petty	69	Retired Director

Officers:
Richard L. Adams	46	Vice President—U.S. Operations, Liquids Pipelines
Janet L. Coy	53	Vice President—Natural Gas Marketing
E. Chris Kaitson	54	Vice President—Law
Douglas V. Krenz	59	Senior Vice President—Commercial & Business Development
John A. Loiacono	48	Vice President—Commercial Activities
Susan E. Miller	52	Vice President—Integrity
Byron C. Neiles	45	Vice President—Major Projects
Stephen J. Neyland	43	Vice President—Finance
Kerry C. Puckett	49	Vice President—Engineering and Operations, Gathering and Processing
William M. Ramos	51	Controller
Allan M. Schneider	52	Vice President—Regulated Engineering and Operations
Bruce A. Stevenson	55	Corporate Secretary
David K. Wudrick	47	Treasurer
Leon A. Zupan	55	Vice President—Liquids Pipelines Operations

DIRECTORS AND EXECUTIVE OFFICERS

Martha O. Hesse

Martha O. Hesse was elected as Chairman of the Board in May 2007 and as a director of the General Partner and Enbridge Management in March 2003 and serves as a member of the Audit, Finance & Risk Committee. Ms. Hesse was President and Chief Executive Officer of Hesse Gas Company from 1990 through 2003. She served as Chairman of the FERC from 1986 to 1989. Ms. Hesse also served as Senior Vice President of First Chicago Corporation and as Assistant Secretary for Management and Administration of the United States Department of Energy. She is a private investor and currently serves as a director of Mutual Trust Financial Group.

Ms. Hesse’ contribution to the Board is enhanced by her experience as the former Chairman of the FERC and as an Assistant Secretary with the Department of Energy in Washington, D.C. particularly since many of our operations are federally regulated. Her government experience in combination with her banking and gas marketing experience fits well with our strategic direction.

Jeffrey A. Connelly

Jeffrey A. Connelly was elected a director of the General Partner and Enbridge Management in January 2003 and serves as the Chairman of the Audit, Finance & Risk Committee. Mr. Connelly served as Executive Vice President, Senior Vice President and Vice President of the Coastal Corporation from 1988 to 2001.

Mr. Connelly brings significant financial experience to our Board because of his experience as the former Treasurer and other executive roles with Coastal Corporation a former Fortune 500 Company whose principal business segments included gathering, processing, storage, and distribution of natural gas; oil refining and marketing; oil exploration and production; electric power production; and coal mining. He also served as the chief executive officer for several wholly owned Coastal subsidiaries.

J. Herbert England

J. Herbert England was elected a director of the General Partner and Enbridge Management in July 2010 and serves on the Audit, Finance & Risk Committee. Mr. England also serves on the Enbridge board of directors and the board of directors of FuelCell Energy, Inc. Mr. England has been Chair & Chief Executive Officer of Stahlman-England Irrigation Inc. (contracting company) in southwest Florida since 2000. From 1993 to 1997, Mr. England was the Chair, President & Chief Executive Officer of Sweet Ripe Drinks Ltd. (fruit beverage manufacturing company). Prior to 1993, Mr. England held various executive positions with John Labatt Limited (brewing company) and its operating companies, Catelli Inc. (food manufacturing company) and Johanna Dairies Inc. (dairy company).

Mr. England brings to the Board a wide range of financial executive experience because of his previous positions as well as his service with other public company audit committees.

Dan A. Westbrook

Dan A. Westbrook was elected a director of the General Partner and Enbridge Management in October 2007 and serves on the Audit, Finance & Risk Committee. In 2008, he joined the board of directors of the Carrie Tingley Hospital Foundation and currently also serves on the board of Ivanhoe Mines, an international mining company. From May 2007 until August 2008, he served on the board of directors of Synenco Energy Inc. where he was a member of their Audit & Risk and Finance Committees, until Synenco was acquired by Total E&P Canada. From January 2006 until May 2008, he served on the board of directors of Knowledge Systems Inc., a privately held United States company prior to its acquisition by Halliburton. From 2001 to 2005, Mr. Westbrook served as President of BP China Gas, Power & Upstream and Vice-Chairman of the board of directors of Dapeng LNG, a Sino joint venture between BP subsidiaries and other Chinese companies. From 1999 to 2001, Mr. Westbrook was the Associate President with BP in Argentina. Prior to that, Mr. Westbrook held executive positions with BP in Houston, Russia, Chicago and The Netherlands.

Through his long career in the petroleum exploration and production industry, including his other public company directorships and previous service as President of B.P. China, Mr. Westbrook provides our Board with extensive industry experience, leadership skills, international and petroleum development experience, as well as knowledge of our business environment.

Mark A. Maki

Mark A. Maki was elected President of Enbridge Management and Senior Vice President of the General Partner and as a director of both in October 2010. Mr. Maki previously served as Vice President—Finance of the General Partner and Enbridge Management from July 2002. Prior to that time, Mr. Maki served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Mr. Maki progressed through a series of accounting and financial roles of increasing responsibility during his 25 years with Enbridge, in the U.S. and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry Mr. Maki provides our Board with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

Terrance L. McGill

Terrance L. McGill was elected as a director and as President of the General Partner and Senior Vice President of Enbridge Management in October 2010. Prior to October 2010 Mr. McGill served as a director and President of the General Partner and of Enbridge Management since May 2006. Mr. McGill previously served as Vice President, Commercial Activity and Business Development of the General Partner and Enbridge Management from April 2002 and Chief Operating Officer from July 2004. Prior to that time, Mr. McGill was President of Columbia Gulf Transmission Company from January 1996 to March 2002.

As the President of our General Partner, Mr. McGill gives our Board insight and in-depth knowledge of our industry and our specific operations and strategies. He also provides leadership skills, pipeline operations and management expertise and knowledge of our local community and business environment, which he has gained through his long career in the oil and gas industry.

Al Monaco

Al Monaco was elected as a director of the General Partner and Enbridge Management in October 2010 and simultaneously resigned as an officer of these entities. He also serves as President, Gas Pipelines, Green Energy & International of Enbridge since October 2010. Previously, Mr. Monaco was elected Executive Vice President, Major Projects of the General Partner and Enbridge Management in January 2008 and held similar responsibilities with Enbridge. Prior to that, Mr. Monaco was President of Enbridge Gas Distribution Inc., a subsidiary of Enbridge, from September 2006, Senior Vice President, Planning & Development, Enbridge from June 2003, and Vice President, Financial Services, of Enbridge from February 2002. Mr. Monaco was Treasurer of the General Partner from February 2002 and Enbridge Management from its formation until his resignation from those positions in April 2003.

Since 1995 Mr. Monaco has held multiple roles of increasing financial and managerial responsibility during his career with Enbridge. Mr. Monaco brings the Board pipeline industry experience, extensive knowledge in the areas of investor relations, treasury and corporate finance, as well as leadership skills and knowledge of his local community and business environment.

Stephen J. Wuori

Stephen J. Wuori was elected a director of the General Partner and Enbridge Management in January 2008 and is also the Executive Vice President—Liquids Pipelines for the General Partner and Enbridge Management. Mr. Wuori also was elected President, Liquids Pipelines of Enbridge in October 2010. From 2008 to October 2010, Mr. Wuori served Enbridge as Executive Vice President, Liquids Pipelines. He was previously Executive Vice President, Chief Financial Officer and Corporate Development of Enbridge from 2006 to 2008, Group Vice President and Chief Financial Officer of Enbridge from 2003 to 2006 and Group Vice President, Corporate Planning and Development of Enbridge from 2001 to 2003.

As Executive Vice President—Liquids Pipelines, Mr. Wuori provides our Board insight and in-depth knowledge of our industry and our specific operations and strategies. He also provides financial expertise, leadership skills, pipeline operations expertise and knowledge of our business environment, which he has gained through his long career with Enbridge.

Stephen J.J. Letwin

Stephen J.J. Letwin retired from all his positions at Enbridge, the General Partner and Enbridge Management in October 2010. Mr. Letwin was elected Managing Director of the General Partner and Enbridge Management in May 2006 and was also Executive Vice President, Gas Transportation & International of

Enbridge. Prior to his election he served Enbridge as Group Vice President, Gas Strategy & Corporate Development from April 2003; prior thereto he served Enbridge as Group Vice President, Distribution & Services from September 2000. He currently serves as a director of Precision Drilling Trust and Gaz Metro, LP.

Mr. Letwin’s extensive oil and gas industry experience in both financial and executive management roles allowed him to contribute significantly to the Company both as Managing Director of the General Partner and as a Board member.

George K. Petty

George K. Petty retired as a director of the General Partner and of Enbridge Management effective January 19, 2011. He had been elected a director of the General Partner in February 2001 and Enbridge Management upon its formation and served on the Audit, Finance & Risk Committee. Mr. Petty has served as a director of Enbridge since January 2001 and continues to serve Enbridge in that capacity. He served as President and Chief Executive Officer of Telus Corporation, a Canadian telecommunications company, from November 1994 to November 1999. Mr. Petty retired in 1994 from AT&T Corporation as a Vice-President after 25 years of service. He currently serves on the Board of Directors of FuelCell Energy, Inc.

Mr. Petty’s experience as the chief executive officer of a regulated telecommunications company provided valuable insight particularly to the regulated portions of our businesses.

OTHER OFFICERS

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

Janet L. Coy was elected Vice President—Natural Gas Marketing of the General Partner and Enbridge Management in October 2010. Ms. Coy previously served as President of the natural gas marketing subsidiaries of Enbridge Management and the General Partner since the acquisition of Midcoast Energy Resources, Inc. and continues to serve in that capacity.

E. Chris Kaitson was elected Vice President, Law of the General Partner and Enbridge Management in May 2007. He also currently serves as Deputy General Counsel of Enbridge. Prior to that he was Assistant General Counsel and Assistant Secretary of the General Partner and Enbridge Management from July 2004. He served as Corporate Secretary of the General Partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until it was acquired by Enbridge in May 2001.

Douglas V. Krenz was elected Senior Vice President—Commercial & Business Development of the General Partner and Enbridge Management in October 2010. Previously, from January 2005 to November 2009, Mr. Krenz served as Vice President of the General Partner and Enbridge Management. Prior to that, he was President of Shell Gas Transmission, LLC (previously Shell Gas Pipelines Co.) from March 1996 to December 2004.

John A. Loiacono was elected Vice President, Commercial Activities, of the General Partner and Enbridge Management in July 2006. Prior to that, he was Director of Commercial Activities for the General Partner and Enbridge Management from April 2003 and commenced employment with Midcoast Energy Resources, Inc. in February 2000 as an Asset Optimizer until it was acquired by Enbridge in May 2001.

Susan E. Miller was elected Vice President—Integrity of the General Partner and Enbridge Management in October 2010. Ms. Miller previously served as Vice President, International Business Development for Enbridge since September 2009, including serving as General Manager of the OCENSA crude oil pipeline in Colombia since 2006. Ms. Miller has been an Enbridge employee since 1988.

Byron C. Neiles was elected Vice President—Major Projects of the General Partner and Enbridge Management in October 2010. Mr. Neiles previously served Enbridge as Vice President in the Major Projects division since April 2008, prior to which he was Vice President of Enbridge Gas Distribution from 2003 to 2008. Mr. Neiles joined Enbridge in 1994.

Stephen J. Neyland was elected Vice President—Finance of the General Partner and Enbridge Management in October 2010. Mr. Neyland was previously Controller of the General Partner and Enbridge Management effective September 2006. Prior to his election he served as Controller, Natural Gas from January 2005, Assistant Controller from May 2004 to January 2005, and in other managerial roles in Finance and Accounting from December 2001 to May 2004. Prior to that time, Mr. Neyland was Controller of Koch Midstream Services from 1999 to 2001.

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

William M. Ramos was elected Controller of the General Partner and Enbridge Management in October 2010. Prior to his election he served as Assistant Controller and in other managerial roles of the General Partner with responsibility for financial accounting, reporting and control from April 2005. Mr. Ramos served in various management capacities in energy-related companies prior to 2005.

Allan M. Schneider was elected Vice President, Regulated Engineering and Operations of the General Partner and Enbridge Management in October 2007. Prior to his election he served as Director of Engineering and Operations for Regulated & Offshore and Director of Engineering Services from January 2005. Prior to that, Mr. Schneider was Vice President of Engineering and Operations for Shell Gas Transmission, L.L.C. from December 2000.

Bruce A. Stevenson was elected Corporate Secretary of the General Partner and Enbridge Management in July 2004. Between 2000 and 2004, Mr. Stevenson held management positions with Reliant Energy, Inc. and Arthur Andersen LLP. Prior to that Mr. Stevenson was General Counsel & Corporate Secretary of Alberta Natural Gas Company Ltd, a Canadian gas processing and transmission company that was acquired by TransCanada Pipelines.

David K. Wudrick was elected Treasurer of the General Partner and Enbridge Management in April 2010. He is also Director, Finance of Enbridge, a position he has held since April 2010. Previously he was Director, Treasury of Enbridge from 2007 and Treasurer of Enbridge Management Service Inc., a wholly-owned subsidiary of Enbridge from 2005.

Leon A. Zupan was elected Vice President—Operations, Liquids Pipelines of the General Partner and Enbridge Management in July 2004, and is Senior Vice President—Operations of Enbridge. Mr. Zupan previously served as Vice President, Operations of Enbridge from 2004 and Vice President, Development & Services for Enbridge Pipelines from 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2010 and prior years were timely made.

GOVERNANCE MATTERS

We are a “controlled company,” as that term is used in NYSE Rule 303A, because all of our voting shares are owned by the General Partner. Because we are a controlled company, the NYSE listing standards do not require that we or the General Partner have a majority of independent directors or a nominating or compensation committee of the General Partner’s board of directors.

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 10, 2010.

CODE OF ETHICS, STATEMENT OF BUSINESS CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics applicable to our senior officers, including the principal executive officer, principal financial officer and principal accounting officer of Enbridge Management. A copy of the Code of Ethics for Senior Financial Officers is available on our website at www.enbridgepartners.com and is included herein as Exhibit 14.1. We post on our website any amendments to or waivers of our Code of Ethics for senior officers and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to this information through such postings. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Partners, L.P., 1100 Louisiana Street, Suite 3300, Houston, TX 77002.

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

We also have a statement of Corporate Governance Guidelines that sets forth the expectation of how our board of directors should function and its position with respect to key corporate governance issues. A copy of the Corporate Governance Guidelines is available on our website at www.enbridgepartners.com. We post on our website any amendments to our Corporate Governance Guidelines, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to these amendments through such postings. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Partners, L.P., 1100 Louisiana Street, Suite 3300, Houston, TX 77002.

AUDIT, FINANCE & RISK COMMITTEE

Enbridge Management has an Audit, Finance & Risk Committee, referred to as the “Audit Committee,” comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act. None of these members are relying upon any exemptions from the foregoing independence requirements. The members of the Audit Committee are Jeffrey A. Connelly, Dan A. Westbrook, Martha O. Hesse and J. Herbert England. George K. Petty resigned as a Director and as a member of the Audit Committee on January 19, 2011, and J. Herbert England was elected to fill the Audit Committee vacancy on January 28, 2011. The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. The Audit Committee also reviews the scope and quality, including the independence and objectivity, of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the board of directors.

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

Enbridge Management’s board of directors has determined that Jeffrey A. Connelly, Martha O. Hesse and J. Herbert England qualify as “Audit Committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K. Each of the members of the Audit, Finance and Risk Committee is independent as defined by Section 303A of the listing standards of the NYSE.

Mr. Petty served on the Audit Committees of the General Partner and Enbridge Management, FuelCell Energy, Inc. and Enbridge Inc. In compliance with the provisions of the Audit, Finance & Risk Committee Charter, the boards of directors of the General Partner and of Enbridge Management determined that Mr. Petty’s simultaneous service on such audit committees did not impair his ability to effectively serve on the Audit, Finance & Risk Committee.

Mr. England serves on the Audit Committees of the General Partner and Enbridge Management, FuelCell Energy, Inc. and Enbridge Inc. In compliance with the provisions of the Audit, Finance & Risk Committee Charter, the boards of directors of the General Partner and of Enbridge Management determined that Mr. England’s simultaneous service on such audit committees does not impair his ability to effectively serve on the Audit, Finance & Risk Committee.

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

The boards of directors of Enbridge Management and our General Partner do not have compensation committees, nor do they have responsibility for approving the elements of compensation for the NEOs presented in the tables following this discussion. The boards of directors of Enbridge Management and our General Partner, as part of our annual budgeting process, however, do have responsibility for evaluating and determining the reasonableness of our overall budget. The budget includes compensation amounts to be allocated to us for managerial, administrative, operational and director support to be provided by our General Partner, Enbridge Management and Enbridge and its affiliates pursuant to the service agreements mentioned above. The budgeted amount of total compensation includes the portion of the compensation of the NEOs that will be allocated to us and is discussed in more detail below.

Since we do not have direct employees or directors, and our General Partner and Enbridge Management do not have responsibility for approving the elements of compensation for the NEOs, we, our General Partner and Enbridge Management do not have compensation policies. The compensation policies and philosophy of Enbridge govern the types and amounts of compensation of each of the NEOs. The NEOs at December 31, 2010 were:

•	Terrance L. McGill, President of Enbridge Energy Company, Inc.

•	Mark A. Maki, President of Enbridge Management

•	Stephen J. Neyland, Vice President, Finance

•	Stephen J. Wuori, Executive Vice President, Liquids Pipelines

In addition, Stephen J. J. Letwin served as Managing Director of our General Partner and Enbridge Management until his retirement on November 1, 2010. As well, Al Monaco served as Executive Vice President, Major Projects of our General Partner and Enbridge Management until his resignation on October 1, 2010, at which time he assumed other responsibilities with Enbridge. Messrs. Wuori and Monaco are also named executive officers of Enbridge, as was Mr. Letwin prior to his retirement on November 1, 2010. Mr. Wuori serves as President, Liquids Pipelines of Enbridge, and Mr. Monaco serves as President, Gas Pipelines, Green Energy & International of Enbridge. Since these individuals are also named executive officers of Enbridge, the Human Resources and Compensation Committee of the board of directors of Enbridge, or the HRC Committee, approves the elements of compensation of these individuals based on the recommendation of the chief executive officer of Enbridge, considering their positions within Enbridge on an enterprise-wide basis. Each of these executive officers completes a self-assessment. The chief executive officer of Enbridge documents the performance of each Enbridge executive officer during the year, reviews the compensation data provided by an outside consultant to the HRC Committee and makes a recommendation to the HRC Committee on the elements of compensation for those individuals. The HRC Committee reviews and approves the performance and compensation recommendations of the chief executive officer of Enbridge with respect to these executive officers.

The HRC Committee does not have responsibility for reviewing or approving compensation for employees, on an individual basis, who are not a part of Enbridge’s executive leadership team. Each business unit develops a salary increase budget recommendation, in consultation with the Enbridge corporate compensation department, based on a competitive analysis of the labor market for that business unit. These recommendations are presented, in summary and on a business unit basis, to the HRC Committee for approval. Individual salary increases are implemented after the HRC Committee approves the overall budget. Compensation adjustments for senior leadership of the various business units are recommended by their supervisors and reviewed by the executive leadership team of Enbridge in the aggregate before being recommended to the HRC Committee. The Enbridge executive leadership team, the chief executive officer of Enbridge and the HRC Committee do not review the elements of compensation for Messrs. McGill, Maki and Neyland on an individual basis. Mr. Monaco, a director of our General Partner and Enbridge Management and a member of the Enbridge executive leadership team, makes compensation recommendations for Messrs. McGill, Maki and Neyland, which are subject to the Enbridge enterprise-wide review process described above. Enbridge’s chief executive officer approves the aggregate of all individual salary increase recommendations, on an enterprise-wide basis, to ensure that compensation expense is within the budget approved by the HRC Committee. Each of the NEOs provides services to other affiliates of Enbridge and, therefore, his compensation is determined on the basis of his overall performance with respect to Enbridge and all of its affiliates and not solely based on his performance with respect to us.

We are a partnership and not a corporation for United States federal income tax purposes, and therefore, are not subject to the executive compensation tax deductible limitations of Internal Revenue Code §162(m). In addition, we are not the employer for any of the NEOs.

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

Elements of Compensation

The HRC Committee sets the compensation philosophy of Enbridge, which is approved by the Enbridge board of directors. Enbridge has a pay-for-performance philosophy and programs that are designed to be aligned with its interests, on an enterprise-wide basis, as well as the interests of its shareholders. A significant portion of total direct compensation of Enbridge’s senior management is dependent on actual performance measured against short and longer-term performance goals of Enbridge, on an enterprise-wide basis, which are approved by the Enbridge board of directors. As a business unit of Enbridge, we contribute to its overall growth, earnings and attainment of performance goals. The following table presents our historical normalized operating results as a percentage of the normalized operating results of Enbridge for the preceding five years:

2010	2009	2008	2007	2006
10%	6%	5%	8%	7%

The elements of total compensation in 2010 for senior management of Enbridge, which include Messrs. Letwin, Wuori and Monaco, are:

•

Base Salary—to provide a fixed level of compensation for performing day-to-day responsibilities, while balancing the individual’s role and competency, market conditions and issues of attraction and retention.

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

•	Pension plan—to provide a competitive retirement benefit.

•	Savings plan—to promote ownership of Enbridge shares and to provide the opportunity to save additional funds for retirement or other financial goals.

•	Perquisites—to provide a competitive allowance to offset expenses largely related to the executive’s role.

•	Benefits—to provide security pertaining to health and welfare risks in a flexible manner to meet individual needs.

•	Employment agreements—to provide specific total compensation terms in situations of involuntary termination or change of control.

The elements of compensation for Messrs. McGill, Maki and Neyland are similar to those described above, except that none have an employment agreement, and they are not eligible for performance-based stock options. The HRC Committee makes determinations as to whether the enterprise-wide performance goals have been achieved and if adjustments are necessary to more accurately reflect whether those goals have been met or exceeded. For example, the HRC Committee may determine to disregard a non-cash gain or loss reflected in our results of operations that resulted from mark-to-market accounting for our derivative activities in determining whether certain goals have been met.

Base Salary

Base salary for the NEOs reflects a balance of market conditions, role, individual competency and attraction and retention considerations and takes into account compensation practices at peer companies of Enbridge. Increases in base pay for all NEOs are based primarily on competitive considerations.

Short-Term Incentive Plan

The Enbridge short-term incentive plan, or STIP, is designed to provide incentive for, and reward, the achievement of goals that are aligned with the Enbridge annual business plan. The target short term incentive reflects the level of responsibility associated with the role and competitive practice and is expressed as a percentage of base salary. Actual incentive awards can range from zero to two times the target. Awards under the plan are based on performance relative to goals achieved at the Enbridge corporate level, business unit level and individual level. Performance relative to goals in each of these areas is reflected on a scale of zero to two; zero indicates performance was below threshold levels, one indicates that goals were achieved and two indicates that performance was exceptional. Enbridge corporate performance is a significant factor in determining incentive awards.

The following is a summary for 2010 of the incentive targets, payout range, and relative weighting between the Enbridge corporate, business unit and individual performance:

			Relative Weighting
	Target STIP%[1]	Pay Out Range	Corporate	Business Unit	Individual
Stephen J.J. Letwin Retired Managing Director	50%	0-100%	70%	15%	15%
Terrance L. McGill President of Enbridge Energy Company, Inc.	40%	0-80%	50%	25%	25%
Mark A. Maki (2) President of Enbridge Management	36%	0-72%	42%	29%	29%
Stephen J. Neyland (2) Vice President, Finance	28%	0-56%	33%	34%	34%
Stephen J. Wuori Executive Vice President, Liquids Pipelines	50%	0-100%	70%	15%	15%
Al Monaco Director	50%	0-100%	48%	41%	11%

(1)	All values are expressed as percentages of base salary.
(2)

The target STIP percentage for Messrs. Maki and Neyland represent their percentage as of December 31, 2010. Due to their promotions during 2010, their actual STIP was calculated on a pro-rata basis. Mr. Maki’s target STIP was 35% until his promotion on October 1, 2010 and 40% for the remainder of the year. Mr. Neyland’s target STIP was 25% until his promotion on October 1, 2010 and 35% for the remainder of the year.

The overall performance multiplier and STIP are calculated as follows:

	Performance multiplier		STIP
+ + =	Corporate target incentive opportunity x (0-2) Business unit target incentive opportunity x (0-2) Individual target incentive opportunity x (0-2) Overall performance multiplier (0-2)	x x =	Base Salary $ Target STIP % Overall performance multiplier (0-2) $ Short term incentive award

Enbridge Corporate Performance

Corporate performance is measured by return on equity. This metric reflects the overall success in bringing new investments into service and managing existing assets to generate earnings in the best interests of Enbridge and its shareholders. The return on equity metric is applicable to each of the NEOs and represents a significant component of their individual STIP.

The annual return on equity target, which is approved by the board of directors of Enbridge, is established with reference to longer-term objectives to achieve earnings growth and total returns. Actual return on equity performance is based on adjusted earnings to ensure the results are a fair reflection of performance. Adjustments for 2010 include:

•	unrealized mark-to-market gains and losses from derivative activities;

•	impairment losses for assets removed from service; and

•	the impact of the Lines 6A and 6B leaks.

The 2010 return on equity target for Enbridge was 12.65%, representing the performance target from the Enbridge annual budget. Actual performance for Enbridge was 12.82% based on adjusted earnings. The board of directors of Enbridge approved a ROE multiplier of 1.13 for certain executives of Enbridge and all Liquids Pipelines employees, and a multiplier of 1.5 for all other Enbridge employees.

Enbridge Business Unit Performance

Business unit performance measures vary among the NEOs to reflect the annual business plans and operations for which each NEO is accountable. Performance is measured against targets that are established at the beginning of the year. The detail business unit performance measures for each of the NEOs, other than Messrs. Letwin and Monaco, are set forth in the tables which follow.

Until his retirement in 2010, Mr. Letwin was responsible for Gas Transportation, now referred to as Gas Pipelines, Gas Distribution and International business units along with selected Enbridge investments. Mr. Letwin’s overall business unit performance was based on earnings of these businesses relative to the approved budget established at the start of the year, which was met, resulting in a business unit multiplier of 1.0 out of 2.0. Mr. Letwin retired on November 1, 2010, therefore received a pro-rated STIP for 2010.

Until September 30, 2010, Mr. Monaco led Major Projects, and on October 1, 2010 he was appointed to his current role as President, Gas Pipelines, Green Energy & International of Enbridge. Mr. Monaco’s 2010 STIP takes into consideration performance in his prior and current role on a pro-rata basis. Mr. Monaco’s combined business unit multiplier for 2010 is 1.52 out of 2.0.

The business unit multipliers included in the following tables reflect rounding and range from 0 to 2, with 1.0 meaning that the performance measure was met. The business units for each of the NEOs are set forth below their names in the following tables. The business units include the Partnership, but also include portions of other Enbridge businesses.

Terrance L. McGill Gas Transportation
Performance Measure	Weight	Sub Measures & Weightings		Rating	Performance Multiplier
Financial	50%	Gas Transportation Net Income	25%	1.3	0.65
		General & Administrative costs	12.5%
		Operations & Maintenance costs	12.5%
Environmental, Health & Safety	25%	Health & Safety Management System Enhancements	5%	0.9	0.23
		Safety Observations	5%
		Total Recordable Injury Frequency	5%
		Preventable Motor Vehicle Accidents	5%
		Environmental Regulatory Citations	5%
Employee Engagement & Compliance	25%	Performance Management	5%	1.8	0.45
		Wellness Initiative	5%
		Compliance Training Participation	10%
		SOx Compliance	5%
		Business Unit Performance multiplier			1.33

Mark A. Maki and Stephen J. Neyland Gas Transportation – Shared Services
Performance Measure	Weight	Sub Measures & Weightings		Rating	Performance Multiplier
Financial	50%	Gas Transportation Net Income	25%	1.6	0.80
		Liquids Pipelines Net Income (60% Canadian and 40% U.S.)	25%
Environmental, Health & Safety	25%	Health & Safety Management System Enhancements	5%	0.9	0.23
		Safety Observations	5%
		Total Recordable Injury Frequency	5%
		Preventable Motor Vehicle Accidents	5%
		Environmental Regulatory Citations	5%
Employee Engagement & Compliance	25%	Performance Management	5%	1.8	0.45
		Wellness Initiative	5%
		Compliance Training Participation	10%
		SOx Compliance	5%
		Business Unit Performance multiplier			1.48

Stephen J. Wuori Liquids Pipelines
Performance Measure	Weight	Sub Measure % Weightings		Rating	Performance Multiplier
Financial	30%	ENB Liquids Pipelines Earnings	21%	1.8	0.54
		EEP Liquids Pipelines Earnings	8%
		EPSI Liquids Pipelines Earnings	2%
Environmental, Health & Safety	15%	Total Recordable Injury Frequency	3%	0.5	0.07
		Motor Vehicle Incidents	3%
		H&S Incident Investigation & Corrective Actions	3%
		Safety Observations	3%
		EH&S Participation	3%
System Integrity	15%	Mainline Ruptures	3%	0.7	0.10
		On and Off-Property Releases	3%
		Completion of Leak Reduction Team Initiatives	3%
		Develop and Implement Effective Strategies to Minimize Risk	3%
		Completion of an Engineering Assessment of Lines 1 and 5	3%
Customer Satisfaction	15%	Delivered Crude Quality	7.5%	1.0	0.15
		Operating Customer Contact	3.75%
		Business Development Customer Contact	3.75%
Employee Retention & Development	15%	Employee Retention	5%	1.7	0.25
		Performance Management	5%
		Employee Development	5%
Compliance	10%	Mandatory Training Business Code of Conduct and other Compliance Training	10%	1.9	0.19
		Business Unit Performance multiplier			1.30

Individual Performance

Each of the NEOs establishes individual goals at the beginning of each year by which individual performance is measured. These goals are based on areas of strategic and operational emphasis related to his respective portfolio, development of succession candidates, employee engagement, community involvement and leadership. The level of attainment of individual performance goals is determined by the chief executive officer of Enbridge for Messrs. Letwin, Wuori and Monaco, by Mr. Monaco for Messrs. McGill, Maki and Neyland.

Summary of 2010 STIP Performance Multipliers

The following table summarizes the corporate, business unit and individual performance multipliers for each executive, associated weights and overall performance multiplier result:

NEO	Corporate Performance (a) (Weight x Multiplier)	Business Unit Performance (b) (Weight x Multiplier)	Individual Performance (c) (Weight x Multiplier)	Overall Performance Multiplier (a+b+c)
Stephen J.J. Letwin	(70% x 1.13) = 0.79	(15% x 1.00) = 0.15	(15% x 1.25) = 0.19	1.13
Terrance L. McGill	(50% x 1.50) = 0.75	(25% x 1.33) = 0.33	(25% x 1.55) = 0.39	1.47
Mark A. Maki	(42% x 1.50) = 0.64	(29% x 1.48) = 0.43	(29% x 1.65) = 0.47	1.54
Stephen J. Neyland	(33% x 1.50) = 0.49	(34% x 1.48) = 0.50	(34% x 1.55) = 0.52	1.51
Stephen J. Wuori	(70% x 1.13) = 0.79	(15% x 1.30) = 0.20	(15% x 1.25) = 0.19	1.17
Al Monaco	(48% x 1.13) = 0.54	(41% x 1.52) = 0.62	(11% x 1.75) = 0.20	1.36

Based on the overall performance multiplier determined from the above table, short term incentive awards for our executives were calculated as follows:

NEO	Base Salary (a)	Target (b)	Overall Performance Multiplier (c)	Calculated STIP (1) (a) x (b) x (c)	Actual STIP
Stephen J.J. Letwin(3)	$536,000	50%	1.13	$252,032	$252,000
Terrance L. McGill	345,260	40%	1.47	203,013	223,010
Mark A. Maki (4)	310,000	36%	1.54	172,763	202,740
Stephen J. Neyland (5)	220,000	28%	1.51	91,363	96,360
Stephen J. Wuori (2)	568,186	50%	1.17	333,383	333,141
Al Monaco (2)	485,629	50%	1.36	329,766	334,113

(1)	The calculated STIP may differ from the amounts presented due to rounding.

(2)	The dollar amounts presented for Messrs. Wuori and Monaco have been converted from Canadian dollars, or CAD, to U.S. dollars, or USD, using the average exchange rate for 2010 of $1.0299 CAD = $1 USD.

(3)	Mr. Letwin’s final award was pro-rated to reflect his retirement on November 1, 2010.

(4)

Mr. Maki’s 2010 STIP is prorated based on different weights and performance for nine months as Vice President, Finance and three months as Senior Vice President of Enbridge Energy Company, Inc. and President of Enbridge Management.

(5)

Mr. Neyland’s 2010 STIP is prorated based on different weights and performance for nine months as Controller and three months as Vice President, Finance of Enbridge Energy Company, Inc. and Enbridge Management.

The calculated STIP may be adjusted for Messrs. Letwin, Wuori and Monaco by a recommendation of the chief executive officer of Enbridge to the HRC Committee, which must approve any such recommendation. Mr. Monaco may recommend adjustments to the calculated STIP for Messrs. McGill, Maki and Neyland, which recommendations are reviewed by Enbridge’s executive leadership team for fairness and consistency with enterprise-wide compensation.

The actual STIP for Messrs. Letwin, Monaco and Wuori was adjusted by the board of directors of Enbridge, which took the incidents on Lines 6A and 6B into account, as well as the otherwise strong performance of Enbridge and its affiliates in fiscal year 2010. The board of directors of Enbridge approved a ROE multiplier of 1.13 for certain executives of Enbridge and all Liquids Pipelines employees, and a multiplier of 1.5 for all other Enbridge employees. Additionally, the Enbridge executive leadership team, upon the recommendation of Mr. Monaco, approved additional STIP awards for Messrs. McGill, Maki and Neyland above the computed amount to account for competitive market conditions for similar positions and responsibilities in the industry.

Longer-Term Incentives

Enbridge has four plans that make up its longer-term incentive program for senior management:

•	A performance stock unit plan, or PSUP, which includes three-year phantom shares with performance conditions that impact payout;

•	A performance-based stock option plan, or PSOP, that includes eight-year options to acquire Enbridge shares with performance and time vesting conditions;

•	An incentive stock option plan, or ISOP, which includes 10-year stock options to acquire Enbridge shares with time vesting conditions; and

•

A restricted stock unit plan, or RSUP, which grants Restricted Stock Units, or RSUs, to director and manager-level employees on an annual basis. RSUs have the same value as a common share of Enbridge stock, but are not traded in external financial markets. Mr. Neyland is the only NEO that participated in this plan for the years ended December 31, 2010, 2009 and 2008.

Only the NEOs of Enbridge, including Messrs. Letwin, Wuori and Monaco, are eligible to receive grants under the PSOP.

Enbridge believes that the combination of these longer-term incentive plans aligns a component of executive compensation with the interests of Enbridge shareholders beyond the current year. A significant percentage of the value of the annual long-term incentive awards to the NEOs is contingent on meeting performance criteria, share price targets under the PSOP and performance measures under the PSUP. Specifically, when earnings targets are achieved, the share price increases over the longer term and when Enbridge shares perform well relative to its peer organizations, the value of the longer-term incentive is maximized for the executives while also benefitting shareholders. The mix of longer-term incentive programs and total target longer-term incentive opportunity, expressed as a percentage of base salary, are as follows:

	Target Longer-term Incentive Grant (1)	Amount Each Plan Contributes to Total Target Grant (1)
		Performance Stock Units	Performance- Based Stock Options	Incentive Stock Options	Restricted Stock Units
Stephen J.J. Letwin	200%	70%	60%	70%	—
Terrance L. McGill	65%	19.5%	—	45.5%	—
Mark A. Maki	50%	15%	—	35%	—
Stephen J. Neyland	35%	—	—	24.5%	10.5%
Stephen J. Wuori	200%	70%	60%	70%	—
Al Monaco	200%	70%	60%	70%	—

(1)	All values are expressed as percentages of base salary.

Actual award values, expressed as a percentage of base salary, may be zero to 200% of the target long-term incentive opportunity, based on individual performance history, succession potential, retention considerations and market competitiveness.

PSUP

The PSUP is a three-year performance-based unit plan. Performance measures and targets are established at the start of the term to reflect the mid-term objectives of Enbridge in the execution of its strategic plan. Achievement of the performance targets can decrease or increase the final award value in a range of zero to 200%. PSUs do not involve the issuance of any shares of stock of Enbridge. Throughout the term, units are added to the grants as if dividends were received and reinvested into additional units based on the actual dividend rate for shares of Enbridge stock. Awards are granted annually and paid in cash at the end of a three-year term based on two performance criteria that were established for the 2010 grants, each of which weighted 50%, were established for the grant: earnings per share, or EPS, and price to earnings ratio, or P/E Ratio.

The EPS performance reflects Enbridge’s commitment to its shareholders to achieve earnings that meet or exceed industry growth rates. Enbridge established the EPS target to reflect performance that would be consistent with the average growth rate forecast of peer companies over a comparable time period. The EPS required to achieve a two multiplier (the maximum) would demonstrate achievement of the long-range strategic plan. Performance must at least meet 3% compound annual growth in EPS for a threshold payment, below which the multiplier would be zero.

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

Price/Earnings Ratio – Comparator Group of Companies
Ameren Corp. Canadian Utilities Centerpoint Energy Inc. Emera Inc. Fortis Inc. National Fuels Gas Corp. Nisource Inc.	OGE Energy Corp. Oneok Inc. PG&E Corp. Sempra Energy Spectra Energy Corp. TransAlta Corp. TransCanada Corporation

This peer group of companies was selected because they are all capital market competitors of Enbridge, have a similar risk profile and are in a comparable sector.

PSOP

Performance stock options align the Enbridge executives, including Messrs. Letwin, Wuori and Monaco, with its shareholders by tying vesting to the achievement of defined performance criteria. Once the performance targets are met, exercisability is subject to time requirements. Enbridge grants performance stock options to its executives approximately every five years with eight year terms that become exercisable over a period of five years at a rate of 20 percent per year provided the performance criteria are met. Enbridge did not grant any performance stock options in 2010. Performance stock options were most recently granted in 2007 to the executive officers at that time, and in 2008 to Mr. Monaco when he was appointed to the Enbridge executive team. The performance criteria for the 2007 and 2008 performance stock options are Enbridge share price targets of $50 CAD and $55 CAD, respectively, which must be met by February 2014. The approach used to determine the share price targets was determined from the Enbridge long-range plan which is integrated with the strategic growth plans of Enbridge and historic industry P/E Ratio information. As of December 31, 2010, both share price targets for the 2007 and 2008 grants have been meet, therefore 60% of the 2007 grant is exercisable and 40% of the 2008 grant is exercisable.

ISOP

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

RSUP

The RSUP is a plan that awards RSUs to director and manager-level employees based on their base salary, an RSU target incentive opportunity and the share price. Additionally the number of units can be adjusted for factors including performance, skill, potential and external market competitiveness. The final awards may be 0-150% of the RSU target incentive opportunity. Grants are made annually in February of each year and have a

35 month term. Throughout the term, units are added to the grants as if dividends were received and reinvested into additional units based on the actual dividend rate for shares of Enbridge stock. At the end of the term, the units are paid in cash based on the weighted average price of an Enbridge share on the NYSE for 20 trading days prior to the end of the term. Mr. Neyland is the only NEO that participated in this plan for the years ended December 31, 2010, 2009 and 2008.

Service Agreements and Allocation of Compensation to the Partnership

As discussed above, our General Partner, Enbridge Management and affiliates of Enbridge provide managerial, administrative, and operational and director services to us pursuant to service agreements and we reimburse them for the costs of such services. Through an operational services agreement among Enbridge, affiliates of Enbridge and us, we are charged for the services of executive management resident in Canada, including the services of two of the NEOs. Through a general and administrative services agreement among us, our General Partner, Enbridge Management and Enbridge Employee Services, Inc., a subsidiary of our General Partner, which we refer to as EES, we are charged for the services of executive management resident in the United States, including five of the NEOs. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Other Related Party Transactions for a discussion of these two agreements.

In connection with our annual budget process, we determine a budgeted allocation rate, which represents an estimated average percentage of expected time that will be spent by each of the NEOs on our business during the succeeding year. The NEOs provide input as to what those estimated percentages should be. Those estimates are revised each year based on historical experience and business plans for the following year. The NEOs do not keep logs of their time spent on our matters. Since the allocation rate is estimated, the actual time spent by an NEO on our behalf may vary from the budgeted allocation rate, and we may be allocated more or less of that NEO’s compensation than the actual percentage of his time spent on our behalf in a given year. For the year ended December 31, 2009, we were reimbursed approximately $2.5 million for allocations charged in excess of the approximate time spent on our matters by Mr. Letwin. There were no other adjustments recognized for the years ended December 31, 2010, 2009 and 2008, for amounts reimbursed to us by Enbridge and its affiliates for the portion of the NEOs’ compensation allocated to us. For 2010, the percentage of time estimated to be spent by each of the NEOs on our matters was:

•	Stephen J. J. Letwin – 35%

•	Terrance L. McGill – 77%

•	Mark A. Maki – 77%

•	Stephen J. Neyland – 79%

•	Stephen J. Wuori – 40%

•	Al Monaco – 20%

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

For services provided under the general and administrative services agreement, base salary costs of EES are allocated to us based on the percentage of time spent by EES employees, including five of the NEOs, on our behalf compared with the total time of all EES employees. We are also allocated a portion of the equity-based compensation expense of EES as determined in accordance with U.S. GAAP. Pension expenses of EES, other than expenses under Enbridge’s nonqualified supplemental pension plan for U.S.–domiciled employees, which we refer to as the SPP, are allocated to us based on the proportion that the total headcount of EES employees assigned to us bears to the total headcount of EES. For this purpose, an employee of EES is deemed to be assigned to us if he or she works on assets we own. Pension expenses of EES attributable to the SPP are allocated to us based upon the average budgeted allocation rate. EES allocates to us that portion of its compensation expense for the STIP equal to the total salaries of employees who perform work for us multiplied by the average budgeted allocation rate divided by EES’s total salary expense.

The compensation of our NEOs included in the tables below is established by Enbridge as described above. We have included in the following tables the full amount of compensation and related benefits provided for each of the NEOs for 2010, 2009 and 2008, or such shorter period of time for which the individuals have served as NEOs, together with the budgeted estimate of the approximate time spent by each NEO on our behalf and the approximate amount of compensation cost allocated to us for the years ended December 31, 2010, 2009 and 2008, as applicable. Since the amount of NEO compensation allocated to us is based on estimates of time spent on our behalf by the particular NEO, the compensation amounts allocated to us may not exactly reflect the amount of time that a certain NEO devoted to our business.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards(1) ($) (e)	Option Awards(2) ($) (f)	Non-Equity Incentive Plan Compen- sation(3) ($) (g)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings (4) ($) (h)	All Other Compen- sation(5) ($) (i)	Total ($) (j)	Approximate Percentage of Time Devoted to Enbridge Energy Partners, L.P. (%)	Approximate Amount Allocated to Enbridge Energy Partners, LP.(6) ($)
Stephen J.J. Letwin Retired Managing Director (Former Principal Executive Officer)	2010	537,639	1,332,104	555,582	252,000	1,416,000	82,675	4,176,000	35	1,461,600
	2009	540,000	856,452	699,542	530,000	518,000	95,385	3,239,379	30	971,814
	2008	531,346	749,768	692,334	530,000	289,000	93,491	2,885,939	30	865,782

Terrance L. McGill President of Enbridge Energy Company, Inc. (Principal Executive Officer)	2010	354,348	707,024	291,550	223,010	281,000	35,853	1,892,785	77	1,692,380
	2009	341,646	311,400	341,544	250,650	217,000	33,913	1,496,153	77	1,286,685
	2008	343,170	199,550	312,806	244,910	140,000	33,228	1,273,664	85	1,113,428

Mark A. Maki President of Enbridge Management (Principal Executive Officer & former Principal Financial Officer)	2010	294,639	447,118	159,653	202,740	370,000	33,996	1,508,146	77	1,336,788
	2009	275,504	200,194	124,156	188,690	265,000	32,250	1,085,794	77	914,981
	2008	268,683	119,782	86,400	185,820	96,000	31,779	788,464	85	678,751

Stephen J. Neyland Vice President, Finance (Principal Financial Officer)	2010	213,027	75,566	81,055	96,360	75,000	24,897	565,905	79	491,208
	2009	—	—	—	—	—	—	—	—	—
	2008	—	—	—	—	—	—	—	—	—

Stephen J. Wuori (7)(9) Executive Vice President, Liquids Pipelines	2010	563,815	2,395,240	537,411	333,141	1,628,000	79,692	5,537,299	40	396,715
	2009	496,497	853,995	505,298	472,855	1,082,000	73,156	3,483,801	25	244,573
	2008	524,390	711,230	472,872	487,805	1,900,000	78,017	4,174,314	25	237,928
Al Monaco(8)(9) Director	2010	473,488	2,085,200	470,488	334,113	669,000	67,578	4,099,867	20	267,480
	2009	383,100	387,815	408,588	437,828	372,000	58,152	2,047,483	10	148,973
	2008	367,417	325,028	223,681	361,163	124,000	55,210	1,456,499	—	—

(1)

The compensation expense associated with Performance Stock Units, or PSUs, for each NEO other than Mr. Neyland, and the Restricted Stock Units, or RSU’s with respect to Mr. Neyland that are reflected in this column represent one-third of the market value for each year the PSUs and RSUs are outstanding and are measured based on the number of respective units granted, dividends reinvested, the percentage vested (33%) for each year, the actual or forecast performance multiplier with respect to the PSUs, and the market value or payout amount at the end of each period. For example, 2010 includes one-third of the market values for PSUs and RSUs issued in 2010, 2009 and 2008. In 2010, the compensation expense recorded for PSUs granted in 2010, 2009 and 2008 include performance multipliers for the respective years, which are estimated at December 31, 2010 to be 2.0 for 2010 and 2009 and the actual multiplier of 2.0 for 2008 based upon the expected or achieved levels of performance in relation to established targets for each year. RSUs do not have performance multipliers used in determining the payout amount. For years prior to the year a payout is made, a performance multiplier is forecast based upon the progress made in attaining the established performance criteria unless the actual multiplier has been determined. Refer also to footnote 3 of the Grants of Plan— Based Awards table for additional discussion regarding the PSUs. Mr. Neyland received RSUs in 2010, 2009 and 2008.

The market value for each PSU and RSU grant represents the weighted average closing price of an Enbridge Share as quoted on the NYSE for the USD denominated PSUs and RSUs and the Toronto Stock Exchange, or TSX, for CAD denominated PSUs for the 20 consecutive days prior to the end of the performance period. PSUs granted for 2010, 2009 and 2008 were denominated in both USD and CAD, while RSUs granted to Mr. Neyland are denominated in only USD. The PSU expense in CAD is converted to USD based on the average exchange rate for the 20 trading days prior to the end of the performance period. The PSUs and RSUs were granted on January 1, 2010, 2009 and 2008, respectively. The actual payout amounts for the 2008 PSUs that vested in 2010 were based on average unit prices of $55.54 USD and $55.89 CAD, for the respective USD denominated PSUs and CAD denominated PSUs and $55.41 USD for the 2008 RSUs that vested in 2010. Compensation expense as reported in the Summary Compensation Table above for Stock Awards has been determined using the following assumptions:

	2010	2009	2008	2007	2006
End of Period Market Value USD	$55.41	$44.82	$31.40	$38.94	$34.73
End of Period Market Value CAD	$55.83	$47.14	$38.71	$38.77	$38.65
20-day average exchange rate	$0.9927	$1.0544	$1.2343	$1.0030	$1.1524
Exchange rate on payout date	N/A	N/A	N/A	N/A	$1.2241
Performance multiplier	N/A	N/A	2.00	2.00	2.00
Assumed performance multiplier	2.00	2.00	N/A	N/A	N/A

(2)

Under the authoritative accounting provisions for share-based payments, the annual expenses for option awards that are granted under the Enbridge Incentive Stock Option Plan (2002 and 2007), or ISOP, and the PSOP are determined by computing the fair value of the options on the grant date using the Black-Scholes option pricing model for ISOPs and the Bloomberg barrier option valuation model for PSOPs. Enbridge did not grant any PSOPs to the NEOs during 2010. The following assumptions were used in computing the fair value of the options on the grant date for the respective option pricing model employed and the indicated year:

	ISOP			PSOP
Assumption	2010	2009	2008	2010	2009	2008
Expected option term in years	6	6	6	N/A	N/A	8
Expected volatility	34.10%	33.00%	9.90%	N/A	N/A	13.60%
Expected dividend yield	3.64%	3.87%	3.08%	N/A	N/A	3.32%
Risk-free interest rate	2.92%	2.31%	3.41%	N/A	N/A	3.75%

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

	ISOP			PSOP
	2010	2009	2008	2010	2009	2008
Exercise price in CAD	$46.59	$39.61	$40.42	N/A	N/A	$40.42
Exercise price in USD	$43.93	$31.59	$40.33	N/A	N/A	$39.79
Grant date exchange rate for $1 USD	$1.0426	$1.2556	$1.0160	N/A	N/A	$1.0160

	ISOP			PSOP
	2010	2009	2008	2010	2009	2008
Vesting period in years	4	4	4	N/A	N/A	5
Option fair value on grant date in CAD	$9.31	$6.73	$6.20	N/A	N/A	$4.82
Option fair value on grant date in USD	$11.90	$6.86	$5.82	N/A	N/A	$4.74
Average exchange rate for $1 USD	$1.0299	$1.1420	$1.0660	N/A	N/A	$1.0660

(3)

Non-equity incentive plan compensation represents awards that are paid in February of each year for amounts that are earned in the immediately preceding fiscal year under the Enbridge STIP as discussed in the above Compensation Discussion and Analysis.

(4)

The 2008 amount reported as a change in pension value for Mr. Wuori has been increased by $1,428,000 to reflect retroactive benefit improvements for which he was eligible, but were not reflected in prior years.

(5)	The table which follows labeled “All Other Compensation” sets forth the elements comprising the amounts presented in this column.

(6)

We made an adjustment in 2009 to the amounts reimbursed for Mr. Letwin’s 2008 and 2007 compensation to reflect that 30% of his time was devoted to us. The amounts in the table for Mr. Letwin for 2008 were revised for the amount of the adjustment.

(7)

Mr. Wuori is also an executive officer of Enbridge with responsibility for other affiliates of Enbridge in addition to those for our General Partner and Enbridge Management. Mr. Wuori is compensated by affiliates of Enbridge in CAD, which we have converted to USD using the weighted average exchange rates for the years ended December 31, 2010, 2009 and 2008 of $1.0299 CAD = $1USD, $1.142 CAD = $1USD and $1.0660 CAD = $1 USD, respectively. The costs associated with the PSUs and options Mr. Wuori was granted in 2010, 2009 and 2008 were borne by Enbridge and other affiliates where he is also an officer. We are allocated a portion of the remaining elements of Mr. Wuori’s compensation pursuant to the terms of the Operational Services Agreement among Enbridge, Enbridge Operational Services, Inc., or EOSI, and Enbridge Pipelines, both subsidiaries of Enbridge.

(8)

Mr. Monaco is also an executive officer of Enbridge with responsibility for other affiliates of Enbridge in addition to those for our General Partner and Enbridge Management. Mr. Monaco is compensated by affiliates of Enbridge in CAD, which we have converted to USD using the weighted average exchange rates for the years ended December 31, 2010, 2009 and 2008 of $1.0299 CAD = $1USD, $1.142 CAD = $1 USD and $1.0660 CAD = $1 USD, respectively. The costs associated with the PSUs and options Mr. Monaco was granted in 2010, 2009 and 2008 were borne by Enbridge and other affiliates where he is also an officer.

(9)	Messrs. Wuori and Monaco were elected officers of Enbridge Management and our General Partner in January 2008, prior to which they held other responsibilities with Enbridge.

ALL OTHER COMPENSATION

(For the years ended December 31, 2010, 2009 and 2008)

Name	Year	Flexible Benefits(2) $	401(k) Matching Contributions(3) $	Mortgage Interest Payments $	Other Benefits(4) $	Total
Stephen J.J. Letwin	2010	29,167	12,250	35,681	5,577	82,675
	2009	35,000	12,250	44,275	3,860	95,385
	2008	35,000	11,500	43,371	3,620	93,491
Terrance L. McGill	2010	20,000	12,250	—	3,603	35,853
	2009	20,000	12,250	—	1,663	33,913
	2008	20,000	11,500	—	1,728	33,228
Mark A. Maki	2010	20,000	12,250	—	1,746	33,996
	2009	20,000	12,250	—	—	32,250
	2008	20,000	11,500	—	279	31,779
Stephen J. Neyland	2010	12,500	10,651	—	1,746	24,897
Stephen J. Wuori(1)	2010	68,398	—	—	11,294	79,692
	2009	62,500	—	274	10,382	73,156
	2008	66,694	—	—	11,323	78,017
Al Monaco(1)	2010	58,759	—	—	8,819	67,578
	2009	53,268	—	—	4,884	58,152
	2008	49,997	—	—	5,213	55,210

(1)

The amounts reported in this table for Messrs. Wuori and Mr. Monaco, our NEOs domiciled in Canada, have been converted from CAD to USD using the average exchange rate for the years ended December 31, 2010, 2009 and 2008 of $1.0299 CAD = $1 USD, $1.142 CAD = $1 USD and $1.0660 CAD = $1 USD, respectively.

(2)

Flexible benefits for our U.S.-domiciled NEOs represent a perquisite allowance that is paid in cash as additional compensation. Our NEOs domiciled in Canada receive flexible benefits based on their family status and base salary. For our NEOs that are domiciled in Canada, the flexible benefits can be used to purchase additional benefits, paid in cash, or be applied as contributions to the Enbridge Stock Purchase and Savings Plan; or paid as additional compensation.

(3)

Our NEOs that are domiciled in the United States and participate in the Enbridge Employee Services, Inc. Savings Plan, referred to as the 401(k) Plan, may contribute up to fifty percent of their base salary, which is matched up to five percent by Enbridge. Both individual and matching contributions are subject to limits established by the Internal Revenue Service. Enbridge contributions are used to purchase Enbridge shares at market value and employee contributions may be used to purchase Enbridge shares or 23 designated funds.

(4)	Other benefits include professional financial services, parking, home security and internet services.

Enbridge does not maintain any compensation plans for the benefit of the NEOs under which equity interests in us or Enbridge Management may be awarded. However, Enbridge allocates to us a portion of the compensation expense it recognizes in accordance with the authoritative guidance for share-based compensation in connection with recording the fair value of its performance and restricted stock units and outstanding stock options granted to certain of its officers, including the NEOs. The costs we are charged with respect to option grants represent a portion of the costs determined in accordance with U.S. GAAP.

The PSUs are granted to the NEOs pursuant to the PSUP and stock options are granted pursuant to the ISOP and the PSOP. Awards under these plans provide long-term incentive and are administered by the HRC Committee of Enbridge. Although stock options remain outstanding that were granted under the Enbridge Incentive Stock Option Plan (2002), no further stock options will be granted under this plan. The performance stock units granted in 2008 through 2010 to our U.S.-domiciled NEOs are denominated in USD while those granted to NEOs domiciled in Canada are denominated in CAD. The three tables which follow set forth information concerning performance stock units and stock options granted during the year ended December 31, 2010, outstanding at December 31, 2010 and the number of awards vested and exercised during the year ended December 31, 2010 by each of the NEOs.

GRANTS OF PLAN-BASED AWARDS

Name (a)	Plan Name(1) (b)		Approval Date (b)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Option Awards: Number of Securities Underlying Options(4)(5) (#) (j)	Exercise or Base Price of Option Awards (4)(5) ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (3)(4)(5) ($) (l)
					Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Stephen J.J. Letwin	PSUP		2-Feb-10	1-Jan-10	—	—	—	14,375	23,000	46,000	—	—	1,033,390
	ISOP		2-Feb-10	16-Feb-10	—	—	—	—	—	—	33,000	43.93	392,700
	STIP		2-Feb-11	2-Feb-11	—	268,000	536,000	—	—	—	—	—	—
Terrance L. McGill	PSUP		2-Feb-10	1-Jan-10	—	—	—	2,625	4,200	8,400	—	—	188,706
	ISOP		2-Feb-10	16-Feb-10	—	—	—	—	—	—	24,500	43.93	291,550
	STIP		2-Feb-11	2-Feb-11	—	138,104	276,208	—	—	—	—	—	—
Mark A. Maki	PSUP		2-Feb-10	1-Jan-10	—	—	—	1,875	3,000	6,000	—	—	134,790
	ISOP		2-Feb-10	16-Feb-10	—	—	—	—	—	—	17,000	43.93	202,300
	STIP		2-Feb-11	2-Feb-11	—	112,375	224,750	—	—	—	—	—	—
Stephen J. Neyland	RSUP	(6)	2-Feb-10	1-Jan-10	—	—	—	—	900	—	—	—	40,437
	ISOP		2-Feb-10	16-Feb-10	—	—	—	—	—	—	7,700	43.93	91,630
	STIP		2-Feb-11	2-Feb-11	—	60,500	121,000	—	—	—	—	—	—
Stephen J. Wuori	PSUP		2-Feb-10	1-Jan-10	—	—	—	15,313	24,500	49,000	—	—	1,096,900
	ISOP		2-Feb-10	16-Feb-10	—	—	—	—	—	—	40,000	44.68	357,169
	STIP		2-Feb-11	2-Feb-11	—	284,093	568,186	—	—	—	—	—	—
Al Monaco	PSUP		2-Feb-10	1-Jan-10	—	—	—	15,313	24,500	49,000	—	—	1,096,900
	ISOP		2-Feb-10	16-Feb-10	—	—	—	—	—	—	40,000	44.68	357,169
	STIP		2-Feb-11	2-Feb-11	—	242,814	485,629	—	—	—	—	—	—

(1)	The abbreviated plan names are defined as follows:

a.	PSUP refers to the Enbridge Performance Stock Unit Plan (2007), an equity- based incentive plan.

b.	ISOP refers to the Enbridge Incentive Stock Option Plan (2007), a qualified stock option plan.

c.	PSOP refers to the Enbridge Performance Stock Option Plan (2007), a performance-based, incentive stock option plan.

d.	STIP refers to the Enbridge Short Term Incentive Plan (2006), a non-equity performance-based incentive plan.

e.	RSUP refers to the Enbridge Restricted Stock Unit Plan, an equity-based incentive plan.

(2)

The estimated future payouts under non-equity incentive award plans represents awards under the Enbridge STIP as presented above in the Compensation Discussion and Analysis under the section labeled Short-Term Incentive Plan.

(3)

Our NEOs are eligible to receive annual grants of PSUs, under the PSUP, an equity-based, long-term incentive plan, administered by a committee of the board of directors of Enbridge. The initial value of each of these PSUs on the grant date is equivalent to the volume weighted average closing price of one Enbridge share as quoted on the TSX or NYSE for the 20 trading days immediately preceding the start of the performance period. The initial PSUs granted are increased for quarterly dividends paid during the three-year period on an Enbridge share that are reinvested in additional PSUs. Awards under the PSUP are paid out in cash at the end of a three-year performance cycle based on: (1) an EPS target for Enbridge based on the long range plan of the organization and (2) the P/E Ratio of an Enbridge share relative to a defined group of peer organizations established in advance by a committee of the board of Enbridge. Payments under the PSUP may be increased up to 200 percent of the original award when Enbridge exceeds the established targets. If Enbridge fails to meet threshold performance levels, no payments are made under the PSUP. Dividends are paid on the PSUs which are invested in additional PSUs at the then current market price for one share of Enbridge common stock, which are not included in the estimated future payout amounts, but have been included in the compensation associated with stock awards in the Summary Compensation Table. Enbridge does not issue any shares in connection with the PSUP. Mr. Neyland did not receive any PSUs during 2010, but received RSUs as discussed below in footnote 6.

The threshold at which PSUs are paid out represents 62.5 percent of the number of PSUs initially granted increased by additional PSUs resulting from reinvested dividends and is the lowest level at which PSUs will be paid out based on the performance criteria discussed above. The target level at which

PSUs are issued represents 100 percent of the number of PSUs initially granted increased by additional PSUs resulting from reinvested dividends and attainment of the established performance criteria. The maximum level at which PSUs may be issued is 200 percent of the number of PSUs initially granted and may occur when Enbridge exceeds the established performance criteria.

PSUs vest at the end of a three year performance period that begins on January 1 of the year granted and during the term the PSUs are outstanding, a liability and expense are recorded by Enbridge based on the number of PSUs outstanding and the current market price of an Enbridge share with an assumed performance multiplier that is determined quarterly based on progress towards achieving the established performance criteria, until the end of the performance period at which point the performance multiplier is known. The grant date fair value for each PSU granted to each of our U.S.-based NEOs was $44.93 USD, representing the volume weighted average closing price of one Enbridge share as quoted on the NYSE for the 20 trading days immediately preceding the start of the performance period that began on January 1, 2010. The grant date fair value for each PSU granted to each of our Canadian based NEOs was $47.23 CAD, representing the volume weighted average closing price of one Enbridge share as quoted on the TSX for the 20 days immediately preceding the start of the performance period that began on January 1, 2010. We have converted the grant date fair value for the Canadian PSU grants made from CAD to USD using an exchange rate of $1.0550 CAD = $1 USD, representing the weighted average noon rate for 20 trading days immediately preceding the performance period that began on January 1, 2010.

(4)

The ISOP is administered by a committee of the Enbridge board of directors and if an option is granted during a trading blackout period, the exercise price of an option grant is determined as the weighted average trading price of an Enbridge share on the TSX or NYSE for the five trading days immediately prior to the effective date of the option. In the event an option grant is granted during a period a trading blackout is not in effect, the exercise price of the option grant is equal to the last reported sales price on the TSX or NYSE for the day immediately preceding the grant date. During 2010, each of the NEOs received grants of Enbridge incentive stock options that upon exercise may be exchanged for an equivalent number of shares of Enbridge common stock. The exercise price of the incentive stock options at the time of grant was $46.59 CAD for Canadian-domiciled NEOs and $43.93 USD for NEOs domiciled in the United States.

The amounts included as the grant date fair value for the 2010 incentive stock option awards represent the amount determined by computing the fair value of the options in accordance with the authoritative guidance for share-based payments on the grant date using the Black-Sholes option pricing model with the following assumptions:

USD Option Value	CAD Option Value
6 years expected term;	6 years expected term;
34.1% expected volatility;	26.6% expected volatility;
3.64% expected dividend yield; and	3.64% expected dividend yield; and
2.92% risk free interest rate.	2.65% risk free interest rate.

The fair value of options granted as computed using these assumptions is $11.90 USD or $9.31 CAD. The $9.31 CAD option value and the $46.59 CAD exercise price have been converted to USD using an exchange rate of $1.0426 CAD = $1 USD representing the noon buying rate in New York for transfers of CAD on the grant date of February 16, 2010. The grant date fair value is expensed over the shorter of the vesting period for the options, generally 4 years, and in the year granted for employees age 55 and over and eligible for early retirement. Messrs. Letwin and McGill were each aged 55 or over and eligible for early retirement as of the grant date and as a result the grant date fair value of options they were awarded is expensed in the year granted.

(5)

The PSOP is administered by a committee of the Enbridge board of directors and if a performance option is issued during a trading blackout period, the exercise price of a performance option grant is determined as the weighted average trading price of an Enbridge share on the TSX or NYSE for the five trading days immediately prior to the effective date of the performance option. In the event an option grant is issued during a period a trading blackout is not in effect, the exercise price of the performance option grant is equal to the last reported sales price on the TSX or NYSE for the day immediately preceding the grant date. PBSOs are similar to the incentive stock options, except that the quantities become exercisable subject to both the achievement of specified share price targets and time requirements.

One half of the PBSOs become exercisable if the first share price hurdle is achieved and 100% of the grant becomes exercisable if the second share price hurdle is achieved within a 6 1/2 year time period. The term of each grant is 8 years provided the performance criteria are met. PBSOs are granted on an infrequent basis and provide the eligible NEO the opportunity to acquire one Enbridge share for each option held when the specified term and share price targets are met. The grant date fair value is expensed over the shorter of the vesting period for the options (generally 5 years) and the period to early retirement eligibility. Enbridge did not grant PBSOs to any of the NEOs during the year ended December 31, 2010.

(6)

Grants of RSUs under the RSUP are not typically available to the NEOs. However, prior to Mr. Neyland’s election as Vice President, Finance, he was granted awards under the RSUP. The initial value of these RSUs on the grant date is equivalent to the volume weighted average closing price of one Enbridge share as quoted on the NYSE for the 20 trading days immediately preceding the start of the performance period. The initial RSUs granted are increased for quarterly dividends paid during the three-year period on an Enbridge share that are reinvested in additional RSUs. Awards under the RSUP are paid out in cash at the end of a three year period and do not contain any performance criteria.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)(2) (c)	Option Exercise Price(3) ($) (e)	Option Expiration Date(1) (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4) (#) (i)	Equity Incentive Plan Awards: Market or Payout of Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Stephen J.J. Letwin	—	33,000	43.93	1-Nov-13	23,800	2,684,588
	—	45,000	31.59	1-Nov-13	10,728	1,210,073
	—	30,000	40.33	1-Nov-13
	—	11,250	32.59	1-Nov-13
Terrance L. McGill	—	24,500	43.93	16-Feb-20	4,346	490,229
	12,375	37,125	31.59	25-Feb-19	4,291	484,029
	24,750	24,750	40.33	19-Feb-18
	12,300	4,100	32.59	9-Feb-17
	18,900	—	31.58	13-Feb-16
	20,400	—	25.49	3-Feb-15
Mark A. Maki	—	17,000	43.93	16-Feb-20	3,104	350,164
	7,525	22,575	31.59	25-Feb-19	2,682	302,518
	15,050	15,050	40.33	19-Feb-18
	8,625	2,875	32.59	9-Feb-17
	11,100	—	31.58	13-Feb-16
	11,400	—	25.49	3-Feb-15
	15,000	—	19.30	4-Feb-14
Stephen J. Neyland	—	7,700	43.93	16-Feb-20	931	52,525
	3,875	11,625	31.59	25-Feb-19	1,287	72,604
	7,750	7,750	40.33	19-Feb-18
	5,250	1,750	32.59	9-Feb-17
	7,500	—	31.58	13-Feb-16
	2,600	—	25.49	3-Feb-15
	3,400	—	19.30	4-Feb-14
	4,400	—	13.69	6-Feb-13
Stephen J. Wuori	—	40,000	44.68	16-Feb-20	25,338	2,866,960
	15,000	45,000	31.55	25-Feb-19	10,727	1,213,736
	30,000	30,000	39.79	19-Feb-18
	33,750	11,250	32.59	9-Feb-17
	48,300	—	31.58	13-Feb-16
	45,800	—	25.49	3-Feb-15
	198,000	132,000	34.03	15-Aug-15
	39,000	—	19.30	4-Feb-14
	80,000	—	13.69	6-Feb-13
	80,000	—	13.68	5-Feb-12
Al Monaco	—	40,000	44.68	16-Feb-20	25,338	2,866,960
	12,500	37,500	31.55	25-Feb-19	8,582	970,989
	22,500	22,500	39.79	19-Feb-18
	10,650	3,550	32.59	9-Feb-17
	16,300	—	31.58	13-Feb-16
	18,800	—	25.49	3-Feb-15
	100,000	150,000	39.79	15-Aug-15
	27,400	—	19.30	4-Feb-14
	24,000	—	13.69	6-Feb-13
	12,000	—	13.68	5-Feb-12
	12,000	—	12.43	21-Feb-11

(1)

Each ISO award has a 10-year term and vests pro-rata as to one fourth of the option award beginning on the first anniversary of the grant date; thus the vesting dates for each of the option awards in this table can be calculated accordingly. As an example, for Mr. Maki’s grant that expires on February 16, 2020, the grant date would be ten years prior or February 16, 2010 and as a result, the remaining unexercisable amounts become fully vested on February 16, 2014 representing 4 years following the grant date.

(2)

PBSOs were provided to certain of our NEOs on September 16, 2002, August 15, 2007 and February 19, 2008 and are similar to the incentive stock options, except that the quantities that become exercisable are subject to both time and performance requirements. PBSOs are granted on an infrequent basis and provide the eligible NEO the opportunity to acquire one Enbridge share for each option held when the specified time and performance conditions are met. The PBSOs granted September 16, 2002, became exercisable, as to 50 percent of the grant, when the price of an Enbridge Share exceeded $30.50 for 20 consecutive days during the period September 16, 2002 to September 16, 2007, and became exercisable as to 100 percent when the price of an Enbridge share exceeded $35.50 for 20 consecutive days during the same period. As a result of achieving the established performance criteria, the initial five year term of the options was extended to 8 years expiring on September 16, 2010. In addition to the performance hurdles, the PBSOs are also time vested 20% annually over 5 years. As of December 31, 2007, 100 percent of the PBSOs granted September 16, 2002 had vested and were exercisable. As of December 31, 2010, both share price targets for the PBSOs granted August 15, 2007 and February 19, 2008 were met, therefore 60% of the 2007 grant and 40% of the 2008 grant were vested or exercisable.

(3)

The exercise prices of the ISOs and PBSOs issued during 2006 and prior years are denominated in CAD. Beginning in 2007, ISOs and PBSOs granted to NEOs domiciled in the United States are denominated in USD while those NEOs domiciled in Canada are denominated in CAD. The ISOs and PBSOs denominated in CAD have been converted to USD using the exchange rate on the grant dates as set forth below:

Grant Date	Option Exercise Price CAD	Exchange Rate USD/ CAD	Option Exercise Price USD
February 21, 2001	19.1000	0.6508	12.4303
February 5, 2002	21.8500	0.6259	13.6759
September 16, 2002	23.1500	0.6319	14.6285
February 6, 2003	20.8250	0.6572	13.6862
February 4, 2004	25.7200	0.7504	19.3003
February 3, 2005	31.6800	0.8046	25.4897
February 13, 2006	36.4700	0.8660	31.5830
February 9, 2007	38.2600	0.8519	32.5937
August 15, 2007	36.5700	0.9306	34.0320
February 19, 2008	40.4200	0.9843	39.7854
February 25, 2009	39.6100	0.7964	31.5467
February 16, 2010	46.5900	0.9591	44.6845

(4)

The unearned shares, units or other rights that have not vested under stock awards represent PSUs for which the performance criteria discussed in footnote number 3 of the Grants of Plan-Based Awards table have not been achieved. The PSUs become vested upon achieving the established performance criteria. The amounts represented in the column are the number of units that have not vested at the closing share price of one Enbridge share on the NYSE at $56.40 per share or the TSX at $56.27 per share converted to USD of $55.97 per share at the conversion rate of $0.9946 CAD = $1 USD. The market or payout values presented assume a performance multiplier of 2.0 for PSUs granted in 2010, 2009 and 2008, which amounts represent the maximum level attainable based on forecasts of performance at December 31, 2010.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting(1)(2) (#) (d)	Value Realized on Vesting(1)(3)(4) ($) (e)
Stephen J.J. Letwin	354,550	5,779,606	9,425	1,046,954
Terrance L. McGill	76,400	2,376,674	3,546	393,830
Mark A. Maki	26,000	762,190	2,105	233,837
Stephen J. Neyland	—	—	1,108	61,392
Stephen J. Wuori	100,000	2,581,220	9,967	1,104,954
Al Monaco	4,000	126,848	7,752	859,408

(1)

For Mr. Neyland, the number of shares acquired on vesting for stock awards represents the number of RSUs issued in 2008 increased by the number of additional units obtained from reinvesting dividends received. The value realized on vesting is determined based on the weighted average price of Enbridge stock for 20 trading days prior to the end of the term on December 1, 2010, which was $55.41 USD.

(2)

The number of shares acquired on vesting for stock awards represents the number of PSUs issued in 2008 and the related dividends paid that were used to acquire additional PSUs, all of which matured on December 31, 2010. As discussed in footnote number 3 of the Grants of Plan-Based Awards table, no shares are issued with respect to the PSUs that become vested; rather, cash is paid in an amount based on the value of an Enbridge share at the maturity date and the level of achievement of the established performance goals. The payout for the PSUs granted in 2008 is expected to occur on or about March 15, 2011.

(3)

The value realized on vesting is determined based on the final value of an Enbridge share of $55.54 USD for the NEOs domiciled in the U.S. or $55.89 CAD for the NEOs domiciled in Canada. In each case the share price is multiplied by a 2.0 performance factor multiplied by the number of PSUs, and is then converted to USD, as applicable, using an exchange rate of $1.0084CAD = $1USD for the PSUs that matured on December 31, 2010.

(4)	The value realized on vesting for Mr. Letwin’s was calculated based on a pro-rata number of PSUs due to his retirement on November 1, 2010.

Pension Plan

Enbridge sponsors two basic pension plans, the Retirement Plan for the Employees’ of Enbridge Inc. and Affiliates, or EI RPP, and the Enbridge Employee Services, Inc. Employees’ Annuity Plan, or QPP. These plans provide defined pension benefits and, in the case of the QPP cash balance benefits, and cover employees in Canada and the United States, respectively. Both plans are non-contributory. Enbridge also sponsors supplemental nonqualified retirement plans in both Canada, referred to as EI SPP, and the United States, referred to as US SPP, which provide defined pension benefits for the NEOs in excess of the tax-qualified plans’ limits. We collectively refer to the EI RPP, the QPP, the EI SPP and the US SPP as the “Pension Plans.” Defined pension benefits under the Pension Plans are based on the employees’ years of service and final average remuneration with an offset for Social Security benefits, while cash balance benefits are based on annual payout and interest credits to notional member accounts. Defined pension benefits are partially indexed to inflation after a named executive officer’s retirement.

For service prior to January 1, 2000, the Pension Plans provide a yearly pension payable in the normal form (60 percent joint and last survivor) equal to: (a) 1.6 percent of the average of the participant’s highest annual salary during three consecutive years out of the last ten years of credited service multiplied by (b) the number of credited years of service. For Mr. Wuori, the average salary also includes the highest three pensionable bonuses out of the last five years of continuous service, represented by the greater of 50% of the actual bonus paid or the lesser of the actual or target bonuses. The pension is offset, after age 65, by 50 percent of the participant’s Social Security benefit, pro-rated by years in which the participant has both credited service and Social Security coverage. An unreduced pension is payable if retirement is after age 55 with 30 or more years of service, or after age 60. Early retirement reductions apply if a participant retires and does not meet these requirements.

Retirement benefits paid from the United States and Canadian plans are indexed at 50 percent of the annual increase in the United States and Canadian consumer price index, respectively. For three years prior to January 1, 2000, Mr. Monaco elected to participate in the defined contribution option of the EI RPP. Mr. Monaco will receive a benefit at retirement associated with his participation in the defined contribution option of the EI RPP equal to the amounts contributed on his behalf and the earnings attributed to such amounts.

For service after December 31, 1999, the Pension Plans provide for senior management employees, including the NEOs, a yearly pension payable in the normal form (60 percent joint and last survivor) equal to: (a) 2 percent of the sum of (i) the average of the participant’s highest annual base salary during three consecutive years out of the last ten years of credited service and (ii) the average of the participant’s three highest annual performance bonus periods, represented in each period by 50 percent of the actual bonus paid, in respect of the last five years of credited service, multiplied by (b) the number of credited years of service. An unreduced pension is payable if retirement is after age 55 with 30 or more years of service or after age 60. Early retirement reductions apply if a participant retires and does not meet these requirements. Retirement benefits paid from the Plan are indexed at 50 percent of the annual increase in the consumer price index. For Mr. Neyland, QPP service after December 31, 2001 but prior to becoming a senior management employee includes 2.5 years of cash balance service, with annual pay credits based on his age and service with Enbridge.

Plan benefits that exceed maximum pension rules applicable to registered plan benefits are paid from the Enbridge supplemental pension plans. Other trusteed pension plans, with varying contribution formulae and benefits, cover the balance of employees.

Mr. Letwin was granted six additional years of credited service on his employment date based on the pension formula applicable for service prior to January 1, 2000. Mr. Monaco accumulates pension credits equal to 2.5% for each year of service from January 1, 2008 to December 31, 2013.

The table below illustrates the total annual pension entitlements at December 31, 2010 assuming the eligibility requirements for an unreduced pension have been satisfied. We have converted pensions payable in CAD into USD at the rate of $0.9946 CAD = $1.00 USD, the exchange rate at December 31, 2010. The present value of the accumulated benefits has been determined under the accrued benefit valuation method with the following assumptions:

Discount rate	5.30% at year end 2010
Salaries	Current
Inflation	2.50% per year
Retirement age	Age when first eligible for an unreduced pension (1)
Terminations	None
Mortality rates
Pre-retirement	None
Post-retirement	PPA generational annuitant and nonannuitant tables (RP-2000 with generational projections)

(1)	This is age 60 for all executives except for Messrs. Wuori and Maki, who are eligible for an unreduced pension at age 55.

PENSION BENEFITS

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Stephen J.J. Letwin (1)	EI RPP	7.08	272,000	2,000
	EI SPP	13.08	2,750,000	26,000
	QPP	4.50	233,000	2,000
	US SPP	4.50	831,000	—
Terrance L. McGill	US QPP	8.50	159,000	—
	US SPP	8.83	958,000	—
Mark A. Maki	EI RPP	1.92	57,000	—
	EI SPP	1.92	90,000	—
	US QPP	22.40	986,000	—
	US SPP	22.40	453,000	—
Stephen J. Neyland	US QPP	8.50	115,000	—
	US SPP	6.00	129,000	—
Stephen J. Wuori	EI RPP	16.67	695,000	—
	EI SPP	16.67	6,313,000	—
	US QPP	13.83	269,000	—
	US SPP	13.83	73,000
Al Monaco	EI RPP(2)	15.08	368,000	—
	EI SPP	12.08	1,332,000	—

(1)

Mr. Letwin retired in 2010, and as such, all pension amounts and obligations are based on his actual pension entitlements as of November 1, 2010. Payments in the amount of $8,000 deferred for 6 months after retirement in respect of the US SPP are excluded from payments during the last fiscal year since they will be paid in 2011.

(2)

Mr. Monaco’s EI RPP Service includes three years spent in defined contribution component of the Pension Plan. The current defined contribution balance has been included in the EI RPP accumulated benefit.

Employment and Severance Agreements

Enbridge entered into an executive employment agreement with each of Stephen J.J. Letwin, Managing Director and Chief Executive Officer of Enbridge Management and our General Partner prior to his retirement, Stephen J. Wuori, Executive Vice President—Liquids Pipelines of Enbridge Management and our General Partner, and Al Monaco, Director of Enbridge Management and our General Partner and President, Gas Pipelines, Green Energy and International of Enbridge. The agreements for Messrs. Letwin and Wuori were entered into effective April 14, 2003 and were amended effective June 24, 2004. On March 10, 2009, Mr. Monaco executed an employment agreement with Enbridge. Prior to that date, Mr. Monaco did not have an employment agreement with us or any Enbridge affiliate. The term of each of the agreements continues until the earlier of the applicable executive officer’s voluntary retirement in accordance with Enbridge’s retirement policies for its senior employees, voluntary resignation, death or termination of employment by Enbridge of the applicable executive officer. Messrs. McGill, Maki and Neyland do not have an employment agreement with us or any other Enbridge affiliate.

Each of the agreements provides that Enbridge will pay severance benefits to each of Messrs. Letwin, Wuori and Monaco as set forth in the table below, except as noted below in respect of Mr. Monaco’s agreement, if such executive officer’s employment is terminated: (1) involuntarily without cause or because of the disability of such executive officer; (2) on the election of such executive officer within 90 days following a constructive termination; (3) on the election of such executive officer within 90 days following the one-year anniversary of a change in control of Enbridge, other than certain types of changes of control initiated by management or the board of directors of Enbridge; and (4) by Enbridge within one-year of certain types of changes of control of Enbridge, which change of control is initiated by management or the board of directors of Enbridge. Mr. Monaco’s employment agreement does not contain the “single trigger” voluntary termination right following a change of control. Since 2007, it has been Enbridge’s policy not to enter into employment agreements granting “single trigger” voluntary termination rights in favor of the executive. The agreements with the other executives were entered into prior to that time.

The following table provides a summary of the incremental compensation that Enbridge would pay to the applicable executive officer under the terms of his employment agreements upon the occurrence of one of the foregoing events:

Type of Termination	Base Salary	Short-Term Incentive	Longer-term Incentives	Benefits	Pension
Resignation	None	Payable in full if entire calendar year is worked. Otherwise none.

Performance options are pro-rated based on resignation date. Vested options must be exercised within 30 days post the resignation or by the end of the original term, whichever is shorter. Unvested options are cancelled.

Performance units are forfeited.

				None	Credited service no longer earned.

Retirement	None	Current year’s incentive for current year is pro-rated based on retirement date.

Performance options are pro-rated based on retirement date. Options continue to vest and remain exercisable for three years after the retirement date or until the end of the original term, whichever is shorter.

Performance units are pro-rated based on retirement date.

				Post retirement benefits begin.	Credited service no longer earned.

Involuntary Termination (Not for Cause)	Base salary is paid out in a lump sum over two years.	Two times the average of short-term incentive awards received during the past two years plus the current year’s short term incentive pro-rated based on service prior to the termination of employment.(1)	Vested options are exercisable in accordance with their terms. (2) Value of the unvested options is paid in cash. Performance units are pro-rated based on employment termination date and the value is assessed and paid at the end of the term.	Benefits value is paid out in a lump sum over two years.	Two additional years of pension accrual added to final pension calculation.
Termination (Constructive Dismissal)

Termination (Change of Control)			All options vest. All performance units mature and value is assessed and paid based upon applicable performance measures achieved to that time.

(1)	For Mr. Monaco, pro-rated payment for current year is based upon the prior year’s short term incentive award.

(2)	Performance stock options are valued assuming all performance measures have been met.

In addition, the executive officer will receive:

•	Up to a maximum of $10,000 for financial or career counseling assistance.

•	An amount in cash equal to the value of all of such executive officer’s accrued and unpaid vacation pay.

For purposes of each of the employment agreements of Messrs. Letwin and Wuori, a “change of control” means:

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

Each of Messrs. Letwin, Wuori and Monaco is subject during his employment (and for two years thereafter with regard to disclosure of confidential information) to restrictions on (1) any practice or business in competition with Enbridge or its affiliates and (2) disclosure of the confidential information of Enbridge or its affiliates.

In the event of a termination that would result in severance benefits to either Messrs. Wuori or Monaco, Enbridge would owe incremental benefits with a value of approximately $10 million and $9 million, respectively. Such amounts assume that termination was effective as of December 31, 2010, and as a result include amounts earned through such time and are estimates of the amounts which would be paid out to each of Messrs. Wuori and Monaco upon termination under such circumstances. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Enbridge.

Director Compensation

As a partnership, we are managed by Enbridge Management, as the delegate of our General Partner. The boards of directors of Enbridge Management and our General Partner, which are comprised of the same persons, perform for us the functions of a board of directors of a business corporation. We are allocated 100 percent of the director compensation of these board members. Enbridge employees who are members of the boards of directors of our General Partner or Enbridge Management do not receive any additional compensation for serving in those capacities.

Under the Director Compensation Plan, directors receive an annual retainer of $95,000, which was increased from $75,000 effective January 1, 2010, and no additional fees for attending regular meetings. The annual retainer paid to the Chairman of the Board is $15,000 and the annual retainer paid to the Chairman of the Audit Committee is $10,000. The out-of-state travel fee is $1,500 per meeting. The Corporate Governance Guidelines provide an expectation that independent directors will hold a personal investment in either or both of us or Enbridge Management, of at least two times the annual board retainer, which currently would be $190,000 (i.e., 2 X $95,000 = $190,000). Directors would be expected to achieve the foregoing level of equity ownership by the later of January 1, 2011 or five years from the date he or she became a director. In addition, on January 30, 2009, the Director Compensation Plan was amended to increase the retainer paid to a Director serving as Chairman of any Special Committee that may be constituted from time to time to $5,000 for each assignment and that each member of the Special Committee should receive $1,500 per meeting.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)
Jeffrey A. Connelly	108,000
Audit Committee Chairman
J. Herbert England	50,500
Martha O. Hesse	124,000
Chairman of the Board
George K. Petty	101,000
Dan A. Westbrook	104,000

The General Partner indemnifies each director for actions associated with being a director to the fullest extent permitted under Delaware law and maintains errors and omissions insurance.

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

/s/ MARK A. MAKI Mark A. Maki President and Director (Principal Executive Officer)	/s/ TERRANCE L. MCGILL Terrance L. McGill President of General Partner and Director

/s/ STEPHEN J. WUORI Stephen J. Wuori	/s/ AL MONACO Al Monaco
Executive Vice President—Liquids Pipelines and Director	Director

/s/ MARTHA O. HESSE Martha O. Hesse	/s/ JEFFREY A. CONNELLY Jeffrey A. Connelly
Director	Director

/s/ DAN A. WESTBROOK Dan A. Westbrook	/s/ J. HERBERT ENGLAND J. Herbert England
Director	Director

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 18, 2011 with respect to persons known to us to be the beneficial owners of more than five percent of any class of the Partnership’s units:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Enbridge Energy Management, L.L.C.	i-units	17,928,170	100.0
1100 Louisiana, Suite 3300
Houston, TX 77002
Enbridge Energy Company, Inc.	Class A common units	23,259,168	22.2
1100 Louisiana, Suite 3300	Class B common units	3,912,750	100.0
Houston, TX 77002

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 18, 2011, with respect to each class of our units and the listed shares of Enbridge Management beneficially owned by the NEOs and directors of the General Partner and Enbridge Management and all executive officers and directors of the General Partner and Enbridge Management as a group:

	Enbridge Energy Partners, L.P.			Enbridge Energy Management, L.L.C.
Name	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent Of Class	Title of Class	Number of Shares(1)	Percent Of Class
Martha O. Hesse(5)	Class A common units	—	—	Listed Shares	23,783	—
Jeffrey A. Connelly(6)	Class A common units	9,000	*	Listed Shares	—	—
J. Herbert England	Class A common units	3,938	*	Listed Shares	—	—
George K. Petty(2)	Class A common units	3,300	*	Listed Shares	4,053	*
Dan A. Westbrook(3)	Class A common units	10,500	*	Listed Shares	—	—
Mark A. Maki	Class A common units	1,500	*	Listed Shares	1,094	*
Terrance L. McGill	Class A common units	4,000	*	Listed Shares	1,923	*
Al Monaco	Class A common units	—	—	Listed Shares	—	—
Stephen J. Wuori	Class A common units	—	—	Listed Shares	—	—
Stephen J.J. Letwin(4)	Class A common units	22,434	*	Listed Shares	—	—
Richard L. Adams	Class A common units	—	—	Listed Shares	—	—
Janet L. Coy	Class A common units	—	—	Listed Shares	—	—
E. Chris Kaitson	Class A common units	—	—	Listed Shares	—	—
Douglas V. Krenz	Class A common units	—	—	Listed Shares	—	—
John A. Loiacono	Class A common units	1,000	*	Listed Shares	—	—
Susan E. Miller	Class A common units	—	—	Listed Shares	—	—
Byron C. Neiles	Class A common units	—	—	Listed Shares	—	—
Stephen J. Neyland	Class A common units	—	—	Listed Shares	—	—
Kerry C. Puckett	Class A common units	1,000	*	Listed Shares	—	—
William M. Ramos	Class A common units	—	—	Listed Shares	—	—
Allan M. Schneider	Class A common units	—	—	Listed Shares	—	—
Bruce A. Stevenson	Class A common units	—	—	Listed Shares	—	—
David K. Wudrick	Class A common units	—	—	Listed Shares	—	—
Leon A. Zupan	Class A common units	—	—	Listed Shares	—	—

All Officers, directors and nominees as a group (24 persons)	Class A common units	56,672	*	Listed Shares	30,853	*

*	Less than one percent.

(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.

(2)

Of the 3,300 Class A common units deemed beneficially owned by Mr. Petty, 683 of such Class A common units are held in an account of his aunt, for which Mr. Petty has been granted power-of-attorney to effect trades. Of the 4,053 Listed Shares deemed beneficially owned by Mr. Petty, 1,111 Listed Shares are held in each of two Uniform Gifts to Minors Act custodial accounts for the benefit of two granddaughters and 486 Listed Shares are held in a Uniform Gifts to Minors Act custodial account for the benefit of his grandson. Mr. Petty is the custodian for each such account.

(3)

Of the 10,500 Class A common units deemed beneficially owned by Mr. Westbrook, 8,000 Class A common units are held by The Westbrook Trust, for which Mr. Westbrook is the trustee and beneficiary, and 2,500 Class A common units are held by the Mary Ruth Trust, for which Mr. Westbrook is one of the trustees, along with his mother, who is also the beneficiary.

(4)	Of the 22,434 Class A common units deemed beneficially owned by Mr. Letwin, 7,434 Class A common units are owned by Mr. Letwin’s spouse.

(5)	Of the 23,783 Listed Shares deemed beneficially owned by Ms. Hesse 23,783 Listed Shares are held in an Individual Retirement Account established for her benefit.

(6)

Of the 9,000 Class A common units deemed beneficially owned by Mr. Connelly, 9,000 Class A common units are held in the Susan K. Connelly Family Trust of which Mr. Connelly is the trustee and a beneficiary.

Item 13. Certain Relationships and Related Transactions, and Director Independence

INTEREST OF THE GENERAL PARTNER IN THE PARTNERSHIP

At December 31, 2010, our General Partner had the following ownership interests in us:

	Quantity	Effective Ownership %
Direct ownership
Class A common units representing limited partner interest	23,259,168	18.1%
Class B common units representing limited partner interest	3,912,750	3.0%
General Partner interest	2,573,419	2.0%
Indirect ownership
Enbridge Management shares (Listed and Voting)	3,038,468	2.4%

Total effective ownership	32,783,805	25.5%

INTEREST OF ENBRIDGE MANAGEMENT IN THE PARTNERSHIP

At December 31, 2010, Enbridge Management owned 17,642,711 i-units, representing a 13.7% limited partner interest in us. The i-units are a special class of our limited partner interests. All of our i-units are owned by Enbridge Management and are not publicly traded. Enbridge Management’s limited liability company agreement provides that the number of all of its outstanding shares, including the voting shares owned by the General Partner, at all times will equal the number of i-units that it owns. Through the combined effect of the provisions in the Partnership Agreement and the provisions of Enbridge Management’s limited liability company agreement, the number of outstanding Enbridge Management shares and the number of our i-units will at all times be equal.

CASH DISTRIBUTIONS

As discussed in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, we make quarterly cash distributions of our available cash to our General Partner and the holders of our common units. The holders of our i-units and Class C units, prior to their conversion to Class A common units in October 2009, received in-kind distributions under the Partnership Agreement. Our General Partner receives incremental incentive cash distributions on the portion of cash distributions that exceed certain target thresholds on a per unit basis as follows:

	Unitholders	General Partner
Quarterly Cash Distributions per Unit:
Up to $0.59 per unit	98%	2%
First Target—$0.59 per unit up to $0.70 per unit	85%	15%
Second Target—$0.70 per unit up to $0.99 per unit	75%	25%
Over Second Target—Cash distributions greater than $0.99 per unit	50%	50%

During 2010, we paid cash and incentive distributions to our General Partner for its general partner ownership interest of approximately $69.8 million and cash distributions of $94.1 million and $15.8 million in connection with its ownership of the Class A and Class B common units, respectively. The cash distributions we make to our General Partner for its general partner ownership interest exclude an amount equal to two percent of the i-unit distributions to maintain its two percent general partner interest.

IN-KIND DISTRIBUTIONS

Enbridge Management, as owner of our i-units, does not receive distributions in cash. Instead, each time that we make a cash distribution to the General Partner and the holders of our Class A and Class B common units, we issue additional i-units to Enbridge Management in an amount determined by dividing the cash amount distributed per limited partner unit by the average price of one of Enbridge Management’s listed shares on the NYSE for the 10-trading day period immediately preceding the ex-dividend date for Enbridge Management’s shares multiplied by the number of shares outstanding on the record date. In 2010, 2009 and 2008 distributed a total of 1,253,844, 1,625,812 and 1,198,969 i-units to Enbridge Management and retained cash totaling approximately $68.3 million, $61.1 million and $54.2 million in connection with these in-kind distributions.

Prior to the conversion of the Class C units to Class A common units in October 2009, holders of our Class C units received quarterly distributions of additional Class C units with a value equal to the quarterly cash distribution we paid to the holders of our Class A and Class B common units. We determined the additional Class C units we issued by dividing the quarterly cash distribution per unit we paid on our Class A and Class B common units by the average market price of a Class A common unit as listed on the NYSE for the 10-trading day period immediately preceding the ex-dividend date for our Class A common units multiplied by the number of Class C units outstanding on the record date. In 2009 and 2008, we distributed a total of 538,609 and 529,207 Class C units, respectively, to our general partner in lieu of making cash distributions. We also retained cash totaling approximately $19.7 million and $23.7 million in 2009 and 2008, respectively, in connection with these in-kind distributions.

GENERAL PARTNER CONTRIBUTIONS

Pursuant to our partnership agreement, our General Partner is at all times required to maintain its two percent general partner ownership interest in us. During 2010 and 2008, in connection with our various issuances and sales of Class A common units, our General Partner contributed approximately $8.6 million and $14.8 million, respectively, to us to maintain its two percent general partner ownership interest.

OTHER RELATED PARTY TRANSACTIONS

We do not directly employ any of the individuals responsible for managing or operating our business, nor do we have any directors. We obtain managerial, administrative and operational services from our General Partner, Enbridge Management and affiliates of Enbridge pursuant to service agreements among us, Enbridge Management and affiliates of Enbridge. Pursuant to these service agreements, we have agreed to reimburse our General Partner and affiliates of Enbridge for the cost of managerial, administrative, operational and director services they provide to us.

Service Agreements

As discussed in Compensation Discussion and Analysis—Service Agreements and Allocation of Compensation to the Partnership, our General Partner, Enbridge Management, Enbridge and affiliates of Enbridge provide managerial, administrative, operational and director services to us pursuant to service agreements, and we reimburse them for the costs of those services. Through an operational services agreement among Enbridge, EOSI and Enbridge Pipelines, which are both subsidiaries of Enbridge, all of whom we refer to as the Canadian service providers, and us, we are charged for the services of Enbridge employees resident in Canada. Through a general and administrative services agreement among us, our General Partner, Enbridge Management and EES, Inc., a subsidiary of our General Partner, we are charged for the services of employees resident in the United States.

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

The total amount reimbursed by us pursuant to the operational services agreement for the year ended December 31, 2010, 2009 and 2008 were $74.5 million, $63.4 million and $62.3 million, respectively.

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

EES captures all costs that it incurs for providing the services by cost center in its financial system. The cost centers are determined to be “Shared Service”, “Enbridge Energy Partners, L.P. only” or “Non-Enbridge Energy Partners, L.P.” Shared Service cost centers are used to capture costs that are not specific to a single United States Enbridge entity but are shared among multiple United States Enbridge entities. The costs captured in the cost centers that are specific to us are charged in full to us. The costs captured in cost centers that are outside of our business unit are charged to other Enbridge entities.

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

The total amount reimbursed by us pursuant to the general and administrative services agreement for the year ended December 31, 2010, 2009 and 2008 were $231.6 million, $225.8 million and $207.5 million, respectively.

Line 6B and 6A Crude Oil Release Expense Reimbursement

For the year ended December 31, 2010, we have reimbursed Enbridge $14.9 million for its assistance with the administration and clean-up efforts for our Line 6A and 6B crude oil releases. For further details related to our Line 6A and 6B releases, refer to Part II, Item 8—Financial Statements and Supplementary Data, Note 13—Commitments and Contingences—Lakehead Lines 6A and 6B Crude Oil Releases.

Financing Transactions with Affiliates

EUS Credit Agreement

The EUS Credit Agreement provided for a maximum principal amount of credit available to us at any one time of $500 million for a three-year term that was scheduled to mature in December 2010. In March 2010, we terminated our unsecured revolving credit agreement with Enbridge U.S. in accordance with the terms of the agreement and without penalty. At December 31, 2009, we had no balances outstanding under the EUS Credit Agreement.

Joint Funding Arrangement for Alberta Clipper Pipeline

In July 2009, we entered into a joint funding arrangement to finance construction of the United States segment of the Alberta Clipper Pipeline, with several of our affiliates and affiliates of Enbridge. This joint funding arrangement is pursuant to a Contribution Agreement by and among our General Partner, Enbridge Pipelines (Alberta Clipper) L.L.C., the OLP, us, Enbridge Pipelines (Lakehead) L.L.C., and Enbridge Pipelines (Wisconsin) Inc. Under the terms of the Contribution Agreement, the parties have agreed to jointly fund, construct and operate the Alberta Clipper Pipeline. To effect the provisions of the Contribution Agreement, the limited partnership agreement for the OLP, was amended and restated to establish two distinct series of partnership interests. All the assets, liabilities and operations related to the Alberta Clipper Pipeline are designated specifically by the Series AC interests while all other assets and operations of the OLP are designated by the Series LH interests. Liabilities of the OLP have recourse to both the Series AC and Series LH assets. In exchange for a 66.67 percent ownership interest in the Series AC interests, Enbridge, through our General Partner, is funding approximately two-thirds of both the debt financing and equity requirement for the Alberta Clipper Pipeline in return for approximately two-thirds of the Alberta Clipper Pipeline’s earnings and cash flows. The 66.67 percent ownership interest of our General Partner in the Series AC interests and the earnings and cashflows attributable to this interest are presented as the balance and activities of the noncontrolling interest in our consolidated financial statements. For our 33.33 percent ownership of the Series AC interests, we are funding approximately one-third of the debt financing and required equity of the Alberta Clipper Pipeline, for which we are entitled to approximately one-third of the project’s earnings and cash flows. We and our General Partner each have a right of first refusal on the other’s investment in the Alberta Clipper Pipeline, and we retain the right to fund up to 100 percent of any expansion of the Alberta Clipper Pipeline, which would result in a corresponding adjustment of our General Partner’s interest.

The funding of the construction costs for the Alberta Clipper Pipeline provided by our General Partner were facilitated through a $400.0 million credit facility with us, which we referred to as the A1 Credit Agreement, as well as capital contributions directly by the Series AC holders. In March 2010, we refinanced $324.6 million of amounts we had outstanding and payable to our General Partner under the A1 Credit Agreement, by issuing a promissory note payable to our General Partner, at which time we also terminated the A1 Credit Agreement. The promissory note payable, which we refer to as the A1 Term Note, matures on March 15, 2020, bears interest at a fixed rate of 5.20% and has a maximum loan amount of $400 million. Interest is payable semi-annually on March 15th and September 15th of each year. The A1 Term Note does not contain any covenants restricting our issuance of additional unsecured indebtedness and has recourse only to the assets of the United States portion of the Alberta Clipper Pipeline and is subordinate to all of our senior indebtedness.

Under the terms of the A1 Term Note, we have the ability to increase the principal amount outstanding to finance the debt portion of the Alberta Clipper Pipeline that our General Partner is obligated to make pursuant to the Alberta Clipper Joint Funding Arrangement for any additional costs associated with our construction of the Alberta Clipper Pipeline that we incur after the date the original A1 Term Note was issued. The increases we make to the principal balance of the A1 Term Note will also mature on March 15, 2020. Pursuant to the terms of the A1 Term Note, we are required to make semi-annual payments of principal and accrued interest. The semi-annual principal payments are based upon a straight-line amortization of the principal balance over a 30-year period as set forth in the approved terms of the cost-of-service recovery model associated with the Alberta Clipper Pipeline. The approved terms for the Alberta Clipper Pipeline are described in the “Alberta Clipper U.S. Term Sheet,” which is included as Exhibit I to the June 27, 2008 Offer of Settlement filed with the FERC by the OLP and approved on August 28, 2008 (Docket No. OR08-12-000).

A summary of the cash activity for both the A1 Credit Agreement and A1 Term Note for the years ended December 31, 2010 and 2009 is as follows:

	A1 Credit Facility	A1 Term Note	Total
	(in millions)
Balance at December 31, 2008	$—	$—	$—
Borrowings	269.7	—	269.7

Balance at December 31, 2009	269.7	—	269.7
Borrowings	54.9	353.5	408.4
Repayments	(324.6)	(6.1)	(330.7)

Balance at December 31, 2010	$—	$347.4	$347.4

The following table presents in millions, the scheduled maturities of the A1 Term Note based upon the $347.4 million outstanding at December 31, 2010:

Principal Repayment Amount
(in millions)
2011	$11.6
2012	11.6
2013	11.6
2014	11.6
2015	11.6
Thereafter	289.4

Total	$347.4

Our General Partner also made equity contributions totaling $102.3 million and $329.7 million to the OLP during the years ended December 31, 2010 and 2009, respectively, to fund its equity portion of the construction costs associated with the Alberta Clipper Pipeline.

We allocated earnings derived from operating the Alberta Clipper Pipeline in the amounts of $60.6 million and $11.4 million to our General Partner for its 66.67 percent share of the earnings of the Alberta Clipper Pipeline for the years ended December 31, 2010 and 2009, respectively. We have presented the amounts we allocated to our General Partner for its share of the earnings of the Alberta Clipper Pipeline in “Net income attributable to noncontrolling interest” on our consolidated statements of income.

Distribution to Series AC Interests

The following table presents distributions paid by the OLP to our General Partner and its affiliate during the year ended December 31, 2010, representing the noncontrolling interest in the Series AC and to us, also referred to as the holders of the Series AC general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC interests.

Distribution Declaration Date	Distribution Payment Date	Amount paid to the Partnership	Amount paid to the noncontrolling interest	Total Series AC Distribution
		(in millions)
October 27	November 12	$10.7	$21.4	$32.1
July 23	August 13	8.6	17.2	25.8

		$19.3	$38.6	$57.9

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

Asset Purchase and Sale Transactions with Affiliates

Line 13 Exchange and Lease

In connection with the development of a diluent pipeline that was constructed by Enbridge Pipelines (Southern Lights), L.L.C., or Southern Lights, a wholly-owned subsidiary of our General Partner, we completed the transfer in 2009 of a 156-mile section of pipeline, which we refer to as Line 13, from our Lakehead system to Southern Lights in exchange for a newly-constructed pipeline for transporting light sour crude oil. In connection with the exchange, at the request of shippers and to ensure adequate southbound pipeline capacity prior to the completion of the Alberta Clipper Pipeline, we agreed to lease Line 13 from Southern Lights for monthly payments of $1.8 million. The transfer and lease which became effective February 20, 2009, expired in April 2010 in accordance with the lease. For the year ended December 31, 2010, we paid $5.4 million to Southern Lights to lease Line 13, which we recovered through the tariff that went into effect on April 1, 2010 on our Lakehead system.

The exchange resulted in a $166.5 million increase in “Property, plant and equipment” and the capital account of our General Partner included in “Partners’ capital” on our December 31, 2009 consolidated statement of financial position, representing the $171.5 million cost of the light sour pipeline that was in excess of the $5.0 million net book value of the Line 13 assets we exchanged. Included in the balances at December 31, 2009 were additional costs incurred by Southern Lights subsequent to the initial exchange of $5.8 million. The costs were transferred to us through the capital account of our General Partner and are included in the $171.5 million cost presented above. Further, $3.8 million of additional costs for the year ended December 31, 2010 were incurred and transferred by Southern Lights, which increased the total costs for the light sour crude oil pipeline at December 31, 2010 to $175.3 million. The light sour pipeline is newer and has a slightly higher capacity than Line 13, which will allow us to transport additional volumes of light sour crude oil on our Lakehead system with less integrity and maintenance costs, although depreciation and property tax expense is anticipated to increase in future periods due to the higher book value associated with these assets.

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

Facilities Cost Reimbursement Agreement

In 2007, we entered into an agreement with Enbridge Pipelines to install and operate certain sampling and related facilities for the purpose of improving the quality of crude oil and the transportation services on our Lakehead system, which directly increases the transportation services revenue of Enbridge Pipelines. As compensation for installing and operating these transportation facilities, Enbridge Pipelines makes annual payments to us on a cost-of-service basis. The income we recorded for providing these transportation services in 2010, 2009 and 2008 was approximately $0.9 million, $0.8 million and $0.7 million, respectively.

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

During 2010, we had the following “related person” transactions (as the term is defined in Item 404 of Regulation S-K):

•

An affiliate of Enbridge which provides employee services to the Partnership continued a previously existing employment relationship with Jan Connelly, the sister of Jeffrey A. Connelly, a member of the Board of Directors. Ms. Connelly is employed in our Michigan office as the Manager, Origination. During 2010, she received total cash compensation of $210,994.43 and benefits estimated at approximately 39% of her base compensation for a total of $261,694.43.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, our principal independent auditors, for each of our last two fiscal years.

	For the year ended December 31,
	2010	2009
Audit fees(1)	$2,737,000	$2,330,500
Audit related fees	—	—
Tax fees(2)	600,000	600,000

Total	$3,337,000	$2,930,500

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

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit, Finance & Risk Committee of Enbridge Management’s board of directors; however, services up to $50,000 may be approved by the Chairman of the Audit, Finance & Risk Committee, under the board of directors’ delegated authority. All services in 2010 and 2009 were approved by the Audit, Finance & Risk Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1) Financial	Statements, which are incorporated by reference in Item 8 are included beginning on page F-1.

a.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

b.	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

c.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008.

d.	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

e.	Consolidated Statements of Financial Position as of December 31, 2010 and 2009.

f.	Consolidated Statements of Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.

g.	Notes to the Consolidated Financial Statements.

(2)    Financial Statement Schedules.

All schedules have been omitted because they are not applicable, the required information is shown in the consolidated financial statements or Notes thereto or the required information is immaterial.

(3)    Exhibits.

Reference is made to the “Index of Exhibits” following the signature page, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE ENERGY PARTNERS, L.P. (Registrant)

	By:	Enbridge Energy Management, L.L.C., as delegate of the General Partner

	By:	/s/ MARK A. MAKI
Mark A. Maki
Date: February 18, 2011		(President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ MARK A. MAKI Mark A. Maki President and Director (Principal Executive Officer)	/s/ TERRANCE L. MCGILL Terrance L. McGill President of General Partner and Director

/s/ STEPHEN J. WUORI Stephen J. Wuori	/s/ AL MONACO Al Monaco
Executive Vice President—Liquids Pipelines and Director	Director

/s/ STEPHEN J. NEYLAND Stephen J. Neyland	/s/ WILLIAM M. RAMOS William M. Ramos
Vice President—Finance (Principal Financial Officer)	Controller

/s/ JEFFREY A. CONNELLY Jeffrey A. Connelly	/s/ J. HERBERT ENGLAND J. Herbert England
Director	Director

/s/ MARTHA O. HESSE Martha O. Hesse	/s/ DAN A. WESTBROOK Dan A. Westbrook
Director	Director

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

Exhibit Number	Description
3.1	Certificate of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.1 of our Registration Statement No. 33-43425).
3.2	Certificate of Amendment to Certificate of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.2 of our Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on October 9, 2001).
3.3	Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated August 15, 2006 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed on August 16, 2006).
3.4	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated December 28, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 3, 2008).
3.5	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated August 6, 2008 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 7, 2008).
4.1	Form of Certificate representing Class A common units (incorporated by reference to Exhibit 4.1 of our Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on October 9, 2001).
4.2	Registration Rights Agreement, dated April 2, 2007, among Enbridge Energy Partners, L.P. and CDP Infrastructures Fund G.P., Tortoise Energy Infrastructure Corporation and Tortoise Energy Capital Corporation (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 2, 2007).
10.1	Contribution, Conveyance and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line Company, Limited Partnership (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009).
10.2	LPL Contribution and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Pipe Line Company, Limited Partnership and Lakehead Services, Limited Partnership (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009).
10.3	Contribution Agreement (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-3/A, filed on July 8, 2002).
10.4	First Amendment to Contribution Agreement (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1/A, filed on September 24, 2002).
10.5	Second Amendment to Contribution Agreement (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on October 31, 2002).
10.6	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.7	First Amending Agreement to the Delegation of Control Agreement, dated February 21, 2005 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 5, 2005).
10.8	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).

Exhibit Number	Description
10.9	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.10	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.11	Omnibus Agreement (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.12	Second Amended and Restated Credit Agreement, dated April 4, 2007, among Enbridge Energy Partners, L.P., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on April 10, 2007).
10.13	First Amendment to Second Amended and Restated Credit Agreement among the Partnership, as Borrower, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and Bank of America, N.A. and Wachovia Bank, National Association, as L/C Issuers dated March 27, 2009 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 5, 2009).
10.14	Credit Agreement, dated December 18, 2007, between the Partnership, as Borrower, and Enbridge (U.S.), Inc., as Lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 19, 2007).
10.15	Commercial Paper Dealer Agreement between the Partnership, as Issuer, and Banc of America Securities LLC, as Dealer, dated as of April 21, 2005 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 3, 2005).
10.16	Commercial Paper Dealer Agreement between the Partnership, as Issuer, and Deutsche Bank Securities Inc., as Dealer, dated as of April 21, 2005 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on May 3, 2005).
10.17	Commercial Paper Dealer Agreement between the Partnership, as Issuer, and Goldman, Sachs & Co., as Dealer, dated April 21, 2005 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on May 3, 2005).
10.18	Commercial Paper Dealer Agreement between the Partnership, as Issuer, Merrill Lynch, Pierce, Fenner, and Smith Incorporated and Merrill Lynch Money Markets Inc., as Dealer, dated April 21, 2005 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on May 3, 2005).
10.19	Commercial Paper Issuing and Paying Agent Agreement between the Partnership and Deutsche Bank Trust Company Americas, dated April 21, 2005 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on May 3, 2005).
10.20*	Commercial Paper Issuing and Paying Agent Agreement between the Partnership and Citigroup Global Markets Inc., dated December 15, 2010.
10.21	Assumption and Indemnity Agreement, dated December 18, 1992, between Interprovincial Pipe Line Inc. and Interprovincial Pipe Line System Inc. (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009).
10.22	Settlement Agreement, dated August 28, 1996, between Lakehead Pipe Line Company, Limited Partnership and the Canadian Association of Petroleum Producers and the Alberta Department of Energy (incorporated by reference to Exhibit 10.17 of our 1996 Annual Report on Form 10-K for the year ended December 31, 1996, filed on February 28, 1997).
10.23	Tariff Agreement as filed with the Federal Energy Regulatory Commission for the System Expansion Program Phase II and Terrace Expansion Project (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 22, 1999).

Exhibit Number	Description
10.24	Offer of Settlement dated December 21, 2005, as filed with the Federal Energy Regulatory Commission for approval to implement an additional component of the Facilities Surcharge to permit recovery by Enbridge Energy, Limited Partnership of the costs for the Southern Access Mainline Expansion and approval of the Offer of Settlement dated March 16, 2006 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on July 31, 2007).
10.25	Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank (incorporated by reference to Exhibit 4.1 of the Lakehead Pipe Line Company, Limited Partnership Current Report on Form 8-K, filed on October 20, 1998).
10.26	First Supplemental Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank (incorporated by reference to Exhibit 4.2 of the Lakehead Pipe Line Company, Limited Partnership Current Report on Form 8-K, filed on October 20, 1998).
10.27	Second Supplemental Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank (incorporated by reference to Exhibit 4.3 of the Lakehead Pipe Line Company, Limited Partnership Current Report on Form 8-K, filed on October 20, 1998).
10.28	Third Supplemental Indenture dated November 21, 2000, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank (incorporated by reference to Exhibit 4.2 of the Lakehead Pipe Line Company, Limited Partnership Current Report on Form 8-K, filed on November 20, 2000).
10.29	Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank (incorporated by reference to Exhibit 4.4 of the Lakehead Pipe Line Company, Limited Partnership Current Report on Form 8-K, filed on October 20, 1998).
10.30+	Executive Employment Agreement, dated April 14, 2003, between Stephen J.J. Letwin, as Executive, and Enbridge Inc., as Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 3, 2006).
10.31+	Executive Employment Agreement between Stephen J. Wuori and Enbridge Inc. dated April 14, 2003 (incorporated by reference to our Current Report on Form 8-K, filed on January 28, 2008).
10.32+	Executive Employment Agreement, dated May 11, 2001, between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation (incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K, filed on March 28, 2003).
10.33+	Executive Employment Agreement between Enbridge Inc. and Al Monaco dated January 9, 2008 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 5, 2009).
10.34+	Enbridge Incentive Stock Option Plan (2002) dated May 3, 2002 (incorporated by reference to Exhibit 10.2 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
10.35+	Enbridge Incentive Stock Option Plan (2007) dated January 1, 2007 (incorporated by reference to Exhibit 10.3 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
10.36+	Enbridge Performance Stock Option Plan (2007) dated January 1, 2007 (incorporated by reference to Exhibit 10.4 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
10.37+	Enbridge Performance Stock Unit Plan (2007) dated January 1, 2007 (incorporated by reference to Exhibit 10.5 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
10.38	Indenture dated May 27, 2003, between the Partnership, as Issuer, and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-4, filed on June 30, 2003).
10.39	First Supplemental Indenture dated May 27, 2003 between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-4, filed on June 30, 2003).

Exhibit Number	Description
10.40	Second Supplemental Indenture dated May 27, 2003 between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-4, filed on June 30, 2003).
10.41	Third Supplemental Indenture dated January 9, 2004 between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on January 9, 2004).
10.42	Fourth Supplemental Indenture dated December 3, 2004 between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on December 3, 2004).
10.43	Fifth Supplemental Indenture dated December 3, 2004 between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on December 3, 2004).
10.44	Sixth Supplemental Indenture dated December 21, 2006 between the Partnership and U.S. Bank National Association, successor to SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on December 21, 2006).
10.45	Seventh Supplemental Indenture, dated April 3, 2008, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on April 7, 2008).
10.46	Eighth Supplemental Indenture, dated April 3, 2008, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on April 7, 2008).
10.47	Ninth Supplemental Indenture, dated December 22, 2008, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on December 22, 2008).
10.48	Tenth Supplemental Indenture, dated March 2, 2010, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K, filed on March 2, 2010).
10.49	Eleventh Supplemental Indenture, dated September 13, 2010, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K, filed on September 13, 2010).
10.50	Indenture for Subordinated Debt Securities dated September 27, 2007 between Enbridge Energy Partners, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on September 28, 2007).
10.51	First Supplemental Indenture to the Indenture dated September 27, 2007 between Enbridge Energy Partners, L.P. and U.S. Bank National Association, as Trustee (including form of Note) (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on September 28, 2007).
10.52	Replacement Capital Covenant dated September 27, 2007 by Enbridge Energy Partners, L.P. in favor of the debtholders designated therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 28, 2007).
10.53	Common Unit Purchase Agreement (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed on February 10, 2005).
10.54	Class A Common Unit Purchase Agreement, dated November 17, 2008, between the Partnership and Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 18, 2008).
10.55	Credit Agreement among the Partnership, as Borrower, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Export Development Canada, as Documentation Agent, dated April 9, 2009 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on May 5, 2009).

Exhibit Number	Description
10.56	Credit Agreement among the Partnership, as Borrower, Enbridge U.S. and the other Lenders party thereto and Enbridge U.S., as Administrative Agent, dated April 9, 2009 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on May 5, 2009).
10.57	Contribution Agreement among Enbridge Energy Company, Inc., Enbridge Pipelines (Alberta Clipper) L.L.C., the OLP, the Partnership, Enbridge Pipelines (Lakehead) L.L.C. and Enbridge Pipelines (Wisconsin) Inc. dated July 17, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 22, 2009).
10.58	Third Amended and Restated Agreement of Limited Partnership of the OLP among Enbridge Pipelines (Lakehead) L.L.C., Enbridge Pipelines (Wisconsin) Inc., Enbridge Energy Company, Inc., Enbridge Pipelines (Alberta Clipper) L.L.C. and the Partnership dated July 31, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 5, 2009).
10.59	A1 Credit Agreement between the Partnership, as Borrower, and Enbridge Energy Company, Inc., as Lender, dated July 31, 2009 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on August 5, 2009).
10.60	Equity Distribution Agreement dated as of June 9, 2010 between the Partnership and UBS Securities LLC (incorporated by reference to Exhibit 1.1 of the Partnership’s Current Report on Form 8-K, filed on June 9, 2010).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K, filed on March 12, 2004).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
99.1	Charter of the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of our Annual Report on Form 10-K, filed February 25, 2005).

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Enbridge Energy Partners, L.P.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income and comprehensive income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 18, 2011

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2010	2009	2008
	(in millions, except per unit amounts)
Operating revenue (Notes 14 and 15)	$7,736.1	$5,731.8	$9,898.7

Operating expenses
Cost of natural gas (Notes 6 and 15)	5,963.3	4,180.8	8,454.5
Environmental costs (Note 13)	600.8	2.4	5.5
Operating and administrative (Note 12)	582.1	546.2	507.5
Power	141.1	128.1	140.7
Depreciation and amortization (Notes 7 and 9)	311.2	257.7	209.9
Impairment charge (Note 7)	10.3	—	—

	7,608.8	5,115.2	9,318.1

Operating income	127.3	616.6	580.6
Interest expense (Notes 10 and 15)	274.8	228.6	180.6
Other income (Note 18)	17.5	13.4	1.9

Income (loss) from continuing operations before income tax expense	(130.0)	401.4	401.9
Income tax expense (Note 16)	7.9	8.5	7.0

Income (loss) from continuing operations	(137.9)	392.9	394.9
Income (loss) from discontinued operations, net of tax (Note 3)	—	(64.9)	8.3

Net income (loss)	(137.9)	328.0	403.2
Less: Net income attributable to noncontrolling interest (Note 12)	60.6	11.4	—

Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(198.5)	$316.6	$403.2

Net income (loss) allocable to limited partner interests
Income (loss) from continuing operations	$(260.1)	$324.4	$345.4
Income (loss) from discontinued operations	—	(63.6)	8.1

Net income (loss) allocable to limited partner interests	$(260.1)	$260.8	$353.5

Basic and diluted earnings per limited partner unit (Note 4)
Income (loss) from continuing operations	$(2.18)	$2.78	$3.55
Income (loss) from discontinued operations	—	(0.54)	0.09

Net income (loss) per limited partner unit (basic and diluted)	$(2.18)	$2.24	$3.64

Weighted average limited partner units outstanding	119.6	116.4	97.1

Cash distributions paid per limited partner unit outstanding	$4.0475	$3.9600	$3.8800

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Net income (loss)	$(137.9)	$328.0	$403.2
Other comprehensive income (loss), net of tax benefit (expense) of $0.1, $0.6 and $(1.8), respectively (Note 15)	(47.1)	(87.5)	307.3

Comprehensive income (loss)	(185.0)	240.5	710.5
Less: Comprehensive income attributable to noncontrolling interest (Note 12)	60.6	11.4	—

Comprehensive income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(245.6)	$229.1	$710.5

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Cash provided by operating activities
Net income (loss)	$(137.9)	$328.0	$403.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (Notes 7 and 9)	311.2	269.3	223.4
Derivative fair value losses (gains) (Note 15)	6.1	15.2	(68.8)
Inventory market price adjustments (Note 6)	4.1	3.6	11.6
Environmental costs (Note 13)	600.8	4.9	5.9
Gain (loss) on sale of net assets (Note 3)	—	(1.6)	—
Impairment charge (Notes 3 and 7)	10.3	66.1	—
Other (Note 20)	9.7	7.2	19.6
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	(20.0)	(45.7)	56.1
Due from General Partner and affiliates (Note 12)	(9.1)	22.5	(13.3)
Accrued receivables	(231.2)	66.5	91.5
Inventory (Note 6)	(68.0)	(22.9)	46.0
Current and long-term other assets (Note 15)	(2.0)	(44.4)	10.2
Due to General Partner and affiliates	3.9	0.1	(3.6)
Accounts payable and other (Notes 5 and 15)	55.3	(2.3)	(11.9)
Environmental liabilities (Note 13)	(337.1)	(2.2)	(5.3)
Accrued purchases	161.1	47.5	(222.6)
Interest payable	15.0	11.3	13.1
Property and other taxes payable (Note 16)	8.7	6.0	10.3
Settlement of interest rate derivatives (Note 15)	(3.0)	(0.7)	(22.1)

Net cash provided by operating activities	377.9	728.4	543.3

Cash used in investing activities
Additions to property, plant and equipment (Notes 3, 7, 12 and 13)	(716.2)	(1,292.1)	(1,375.4)
Changes in construction payables	12.6	(32.3)	(40.0)
Acquisitions (Note 3)	(713.3)	—	(11.7)
Proceeds from sale of net assets (Note 3)	—	150.8	—
Other	(10.9)	—	(1.2)

Net cash used in investing activities	(1,427.8)	(1,173.6)	(1,428.3)

Cash provided by financing activities
Net proceeds from unit issuances (Notes 11 and 12)	414.7	1.0	731.6
Distributions to partners (Notes 11 and 12)	(481.6)	(395.0)	(286.7)
Repayments of long-term debt (Note 10)	(31.0)	(420.7)	(56.0)
Repayment of loan from General Partner (Note 12)	(330.7)	—	—
Repayment of affiliate notes payable (Note 12)	—	(130.0)	—
Net proceeds from issuances of long-term debt (Note 10)	890.5	—	1,286.7
Net borrowings (repayments) under Credit Facility (Note 10)	(765.0)	598.2	(233.2)
Net commercial paper borrowings (repayments) (Note 10)	884.7	—	(268.0)
Borrowings from General Partner (Note 12)	408.4	269.7	—
Contribution from noncontrolling interest (Note 12)	102.3	329.7	—
Distributions to noncontrolling interest (Note 12)	(38.6)	—	—
Other	(2.5)	(4.0)	—

Net cash provided by financing activities	1,051.2	248.9	1,174.4

Net increase (decrease) in cash and cash equivalents	1.3	(196.3)	289.4
Cash and cash equivalents at beginning of year	143.6	339.9	50.5

Cash and cash equivalents at end of period	$144.9	$143.6	$339.9

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2010	2009
	(dollars in millions)
ASSETS
Current assets
Cash and cash equivalents (Note 5)	$144.9	$143.6
Receivables, trade and other, net of allowance for doubtful accounts of $1.8 in 2010 and $6.8 in 2009	171.2	148.5
Due from General Partner and affiliates	27.1	18.0
Accrued receivables	683.7	440.4
Inventory (Note 6)	134.7	71.9
Other current assets (Note 15)	58.3	47.5

	1,219.9	869.9
Property, plant and equipment, net (Notes 3, 7, 12 and 13)	8,641.6	7,716.7
Goodwill (Note 8)	246.7	246.7
Intangibles, net (Notes 3 and 9)	276.4	82.9
Other assets, net (Note 15)	56.4	72.1

	$10,441.0	$8,988.3

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Due to General Partner and affiliates	$53.3	$46.2
Accounts payable and other (Notes 5 and 15)	289.2	198.1
Environmental liabilities (Note 13)	227.0	7.3
Accrued purchases	596.4	428.6
Interest payable	60.3	45.3
Property and other taxes payable (Note 16)	49.1	38.8
Loan from General Partner (Note 12)	11.6	269.7
Current maturities of long-term debt (Note 10)	31.0	31.0

	1,317.9	1,065.0
Long-term debt (Note 10)	4,778.9	3,791.2
Note payable to General Partner (Note 12)	335.8	—
Other long-term liabilities (Notes 13, 15 and 16)	122.9	62.2

	6,555.5	4,918.4

Commitments and contingencies (Note 13)
Partners’ capital (Notes 11 and 12)
Class A common units (104,542,053 and 97,443,352 at December 31, 2010 and 2009, respectively)	2,641.0	2,884.9
Class B common units (3,912,750 at December 31, 2010 and 2009)	64.9	78.6
i-units (17,642,711 and16,388,867 at December 31, 2010 and 2009, respectively)	579.1	588.8
General Partner	256.8	251.1
Accumulated other comprehensive income (loss) (Note 15)	(121.7)	(74.6)

Total Enbridge Energy Partners, L.P. partners’ capital	3,420.1	3,728.8
Noncontrolling interest (Note 12)	465.4	341.1

Total partners’ capital	3,885.5	4,069.9

	$10,441.0	$8,988.3

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	For the year ended December 31,
	2010		2009		2008
	Units	Amount	Units	Amount	Units	Amount
	(in millions, except unit amounts)
Class A common units:
Beginning balance	97,443,352	$2,884.9	76,088,834	$2,104.0	55,238,834	$1,340.7
Net income allocation	—	(215.4)	—	177.9	—	217.0
Allocation of proceeds and issuance costs from unit issuances	7,098,701	367.5	21,245	1.3	20,850,000	774.1
Conversion of Class C units to Class A common units	—	—	21,333,273	924.2	—	—
Distributions	—	(396.0)	—	(322.5)	—	(227.8)

Ending balance	104,542,053	2,641.0	97,443,352	2,884.9	76,088,834	2,104.0

Class B common units:
Beginning balance	3,912,750	78.6	3,912,750	85.0	3,912,750	72.9
Net income allocation	—	(8.0)	—	9.1	—	14.7
Allocation of proceeds and issuance costs from unit issuance	—	10.1	—	—	—	12.6
Distributions	—	(15.8)	—	(15.5)	—	(15.2)

Ending balance	3,912,750	64.9	3,912,750	78.6	3,912,750	85.0

Class C units:
Beginning balance	—	—	19,688,968	886.5	18,073,367	874.1
Net income allocation	—	—	—	37.7	—	69.0
Allocation of proceeds and issuance costs from unit issuance	—	—	—	—	—	(56.6)
Conversion of Class C units to Class A common units	—	—	(21,333,273)	(924.2)	—	—
Cash payment for settlement of fractional Class C units	—	—	(2)	—	—	—
Distributions	—	—	1,644,307	—	1,615,601	—

Ending balance	—	—	—	—	19,688,968	886.5

i-units:
Beginning balance	16,388,867	588.8	14,763,055	553.8	13,564,086	515.3
Net income allocation	—	(38.2)	—	35.0	—	51.8
Allocation of proceeds and issuance
costs from unit issuance	1,253,844	28.5	—	—	—	(13.3)
Distributions	—	—	1,625,812	—	1,198,969	—

Ending balance	17,642,711	579.1	16,388,867	588.8	14,763,055	553.8

General Partner:
Beginning balance		251.1		84.7		62.9
Net income allocation		63.1		56.9		50.7
General Partner contribution		12.4		166.5		14.8
Distributions		(69.8)		(57.0)		(43.7)

Ending balance		256.8		251.1		84.7

Accumulated other comprehensive income:
Beginning balance		(74.6)		12.9		(294.4)
Realized net losses (gains) on derivative financial instruments reclassified to earnings		28.6		(37.6)		140.5
Unrealized net gain (loss) on derivative financial instruments		(75.7)		(49.9)		166.8

Ending balance		(121.7)		(74.6)		12.9

Total Enbridge Energy Partners, L.P. partners’ capital at December 31,		3,420.1		3,728.8		3,726.9

Noncontrolling interest:
Beginning balance		341.1		—		—
Capital contributions		102.3		329.7		—
Comprehensive income:
Net income allocation		60.6		11.4		—
Distributions		(38.6)		—		—

Ending balance		465.4		341.1		—

Total partners’ capital at December 31,		$3,885.5		$4,069.9		$3,726.9

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

General

Enbridge Energy Partners, L.P. and its consolidated subsidiaries, which are referred to herein as “we,” “us,” “our,” and the “Partnership,” is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets, along with natural gas gathering, treating, processing, transmission and marketing assets in the United States of America. Our Class A common units are traded on the New York Stock Exchange, or NYSE, under the symbol “EEP.”

We were formed in 1991 by our general partner, Enbridge Energy Company, Inc., or General Partner, which is an indirect, wholly-owned subsidiary of Enbridge Inc., a leading energy transportation and distribution company located in Calgary, Alberta, Canada, which we refer to as Enbridge. We were formed to acquire, own and operate the crude oil and liquid petroleum transportation assets of Enbridge Energy, Limited Partnership, or the OLP, which owns the United States portion of a crude oil and liquid petroleum pipeline system extending from western Canada through the upper and lower Great Lakes region of the United States to eastern Canada.

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

Our capital accounts consist of general partner interests and limited partner interests. Our limited partner interests include Class A and Class B common units and i-units, which we collectively refer to as the limited partner units. In October 2009 all of our then outstanding Class C units were converted on a one-for-one basis into Class A common units. At December 31, 2010 and 2009, our ownership interests were distributed as follows:

	2010	2009
Class A common units owned by the public	63.2%	61.7%
Class A common units owned by our General Partner	18.1%	19.4%
Class B common units owned by our General Partner	3.0%	3.3%
i-units owned by Enbridge Management(1)	13.7%	13.6%
General Partner interest	2.0%	2.0%

	100.0%	100.0%

(1)	At December 31, 2010 and 2009, our General Partner owned 17.2% of Enbridge Management, which owns all of our i-units.

In July 2009, the OLP amended and restated its limited partnership agreement to establish two series of partnership interests, the Series AC and Series LH interests. The two distinct series of partnership interests were created to facilitate the financing and funding of construction costs for the United States segment of the Alberta Clipper crude oil pipeline, which we refer to as the Alberta Clipper Pipeline. All assets, liabilities and operations related to the Alberta Clipper Pipeline are designated by the Series AC interests, while all other operations are captured by the Series LH interests. Our General Partner holds a 66.67 percent interest in the Series AC limited partner interest, while we hold a 33.329 percent direct Series AC limited partner interest and a 0.001 percent indirect Series AC general partner interest. We hold a 99.999 percent direct Series LH limited partner interest and a 0.001 percent indirect Series LH general partner interest.

Enbridge Energy Management, L.L.C.

Enbridge Energy Management, L.L.C., which we refer to as Enbridge Management, is a Delaware limited liability company that was formed in May 2002. Our General Partner, through its direct ownership of the voting shares of Enbridge Management, elects all of its directors. Enbridge Management’s listed shares are traded on the NYSE under the symbol “EEQ.” Enbridge Management owns all of a special class of our limited partner interests that we refer to as “i-units” and derives all of its earnings from its investment in us.

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

Enbridge Inc.

Enbridge is the indirect parent of our General Partner and its common shares are publicly traded on the NYSE in the United States and the Toronto Stock Exchange in Canada under the symbol “ENB.” Enbridge is a leader in energy transportation and distribution in North America, with a focus on crude oil and liquids pipelines, natural gas pipelines and natural gas distribution. At December 31, 2010 and 2009, Enbridge and its consolidated subsidiaries held an effective 25.5 percent and 27.0 percent ownership interest in us, respectively, through its ownership in Enbridge Management and our General Partner.

Business Segments

We conduct our business through three operating segments: Liquids, Natural Gas and Marketing.

Liquids

Our Liquids segment includes the Lakehead, North Dakota and the Mid-Continent crude oil systems. Our Lakehead system consists of a series of interstate common carrier crude oil and liquid petroleum pipelines that are regulated by the Federal Energy Regulatory Commission, or FERC, and storage assets, all of which are located in the Great Lakes and Midwest regions of the United States. Our Lakehead system, together with the Enbridge system in Canada owned by Enbridge, forms the longest liquid petroleum pipeline in the world. The Lakehead system, which spans approximately 1,900 miles and includes approximately 5,100 miles of pipe, has been in operation for more than 60 years and is the primary transporter of crude oil and liquid petroleum from western Canada to the United States. The Lakehead system serves all the major refining centers in the Great Lakes and Midwest regions of the United States and the province of Ontario, Canada. Our North Dakota system includes approximately 240 miles of crude oil gathering lines with proximity to the Bakken formation of the Williston Basin, which are connected to an interstate transportation line that is approximately 730 miles long and is regulated by the FERC. The North Dakota system connects directly into the Lakehead system in the state of Minnesota. Our Mid-Continent system consists of over 430 miles of active crude oil pipelines, including the FERC-regulated Ozark pipeline and approximately 15.9 million barrels of storage capacity, which serve refineries in the United States Mid-Continent region from Cushing, Oklahoma.

Natural Gas

Our Natural Gas segment consists of natural gas gathering and transmission pipelines, treating and processing plants and related facilities, predominantly located in active producing basins in east and north Texas, as well as the Texas panhandle and western Oklahoma. At December 31, 2010, our Natural Gas segment, including the Elk City Natural Gas Gathering and Processing system, referred to as the Elk City system, which we acquired in September 2010, is comprised of 10 natural gas treating plants and 26 natural gas processing plants, excluding plants that are inactive and including plants we temporarily idle from time to time based on current volumes. In addition, our Natural Gas segment includes approximately 11,300 miles of natural gas gathering and transmission pipelines, as well as trucks, trailers and rail cars used for transporting natural gas liquids, or NGLs, crude oil and carbon dioxide. For a discussion of our Elk City system, see Note 3—Acquisitions and Dispositions.

Marketing

Our Marketing segment primarily provides natural gas supply, transportation, balancing, storage and sales services for producers and wholesale customers on our natural gas pipelines as well as other interconnected natural gas pipeline systems. We primarily undertake marketing activities to increase the utilization of our natural gas pipelines, realize incremental income on gas purchased at the wellhead and provide value-added services to customers.

Our Marketing business purchases third-party pipeline transportation capacity, which provides us and our customers with access to natural gas markets that might not be directly accessible from our existing natural gas pipelines. Our Marketing business also purchases third-party storage capacity, which permits us to inject and store natural gas over various periods of time for withdrawal as these products become needed by end users of natural gas. These contracts may be denoted as firm transportation, interruptible transportation, firm storage, interruptible storage or parking and lending services. These various contract structures are used to mitigate risk associated with our natural gas purchase and sale contracts and to provide us with opportunities to competitively market natural gas products.

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

We have presented the operating results of the natural gas pipeline assets we sold in November 2009 as “Discontinued operations” in our consolidated statements of income for the years ended December 31, 2009 and 2008.

Comparative Amounts

We have made reclassifications to the amounts reported in our consolidated statement of financial position as of December 31, 2009 and our consolidated statements of cash flows for the years ended December 31, 2009 and 2008 to conform to our current year presentation. We reclassified $7.3 million from “Accounts payable and other” to “Environmental liabilities” in our December 31, 2009 consolidated statement of financial position and $4.9 million and $5.9 million from “Other” to “Reserve for environmental obligations” in our consolidated statements of cash flows for the years ended December 31, 2009 and 2008, respectively. We also reclassified $2.2 million and $5.3 million from “Accounts payable and other” to “Environmental liabilities” in our consolidated statements of cash flows for the year ended December 31, 2009 and 2008, respectively. Additionally, we made reclassifications of $2.4 million and $5.5 million from “Operating and administrative” to “Environmental costs” in our consolidated statements of income for the years ended December 31, 2009 and 2008, respectively.

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

Accounting for Regulated Operations

Our interstate liquids pipelines are subject to regulation by the FERC and various state authorities. Regulatory bodies exercise statutory authority over matters such as construction, rates, underlying accounting practices and ratemaking agreements with customers.

The recovery of construction, operating and other costs associated with portions of our Lakehead system are subject to the authoritative accounting provisions applicable to regulated operations. Accordingly, we record costs that are allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by a non-regulated entity. Also, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.

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

Deferred Return

Under our cost-of-service tolling methodology, we calculate tolls based on forecast volumes and costs. A difference between forecast and actual results causes an under or over collection of revenue in any given year. Under the authoritative accounting provisions applicable to our regulated operations, over or under collections of revenue are recognized in the financial statements currently and these amounts are realized or settled as cash the following year. This accounting model matches earnings to the period with which they relate and conforms to how we recover our costs associated with expansion projects through the annual cost-of-service filings with our customers and the regulator.

Revenue Recognition and the Estimation of Revenues and Cost of Natural Gas

Liquids

Revenues of our Liquids segment are primarily derived from two sources, interstate transportation of crude oil and liquid petroleum under tariffs regulated by the FERC and contract storage revenues related to our crude oil storage assets. The tariffs established for our interstate pipelines specify the amounts to be paid by shippers for transportation services we provide between receipt and delivery locations and the general terms and conditions of transportation services on the respective pipeline systems. We recognize revenue upon delivery of products to our customers, when pricing is determinable and collectability is reasonably assured. We recognize contract storage revenues based on contractual terms under which customers pay for the option to use available storage capacity and/or a fee based on storage volumes. We recognize revenues as storage services are rendered, when pricing is determinable and collectability is reasonably assured. In our Liquids segment, we generally do not own the crude oil and liquid petroleum that we transport or store, and therefore, we do not assume significant direct commodity price risk.

Natural Gas

We recognize revenue upon delivery of natural gas and NGLs to customers, when services are rendered, pricing is determinable and collectability is reasonably assured. We derive revenue in our Natural Gas segment from the following types of arrangements:

Fee-Based Arrangements

Under a fee-based contract, we receive a set fee for gathering, treating, processing and transporting raw natural gas and providing other similar services. These revenues correspond with the volumes and types of services we provide and do not depend directly on commodity prices. Revenues of our Natural Gas business that are derived from transmission services consist of reservation and commodity fees charged for transmission of natural gas on some of our intrastate pipeline systems. Customers paying these fees typically pay a reservation fee each month to reserve capacity plus a nominal commodity charge based on actual transmission volumes.

Other Arrangements

We also use other types of arrangements to derive revenues for our Natural Gas business. These arrangements expose us to commodity price risk, which we substantially mitigate with offsetting physical purchases and sales of natural gas, NGLs, and condensate, and by the use of derivative financial instruments to hedge open positions in these commodities. We hedge a significant amount of our exposure to commodity price risk with the objective of maintaining stable cash flows. We provide additional information in Note 15 about the derivative activities we use to mitigate our exposure to commodity price risk.

The other types of arrangements we use to derive revenues for our Natural Gas business are categorized as follows:

•

Percentage-of-Proceeds Contracts—Under these contracts, we receive a negotiated percentage of the natural gas and NGLs we process in the form of residue natural gas, NGLs, condensate and sulfur, which we then sell at market prices and retain as our fee.

•

Percentage-of-Liquids Contracts—Under these contracts, we receive a negotiated percentage of NGLs extracted from natural gas that requires processing, which we then sell at market prices and retain as our fee. This contract structure is similar to percentage-of-proceeds arrangements except that we only receive a percentage of the NGLs.

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

Marketing

Revenues of our Marketing segment are derived from providing supply, transportation, balancing, storage and sales services for producers and wholesale customers on our natural gas pipelines, as well as other interconnected pipeline systems. Natural gas marketing activities are primarily undertaken to realize incremental revenues on natural gas purchased at the wellhead, and to provide other services valued by our customers. In general, natural gas purchased and sold by our Marketing business is priced at a published daily or monthly index price. Sales to wholesale customers typically incorporate a premium for managing their transmission and balancing requirements. Higher premiums and associated revenues result from transactions that involve smaller volumes or that offer greater service flexibility for wholesale customers. At the request of some customers, we will enter into long-term fixed price purchase or sales contracts with our customers and usually will enter into offsetting positions under the same or similar terms. We recognize revenues upon delivery of natural gas to our customers, when services are rendered, pricing is determinable and collectability is reasonably assured.

Estimation of Revenue and Cost of Natural Gas

For our natural gas and marketing businesses, we must estimate our current month revenue and cost of gas to permit the timely preparation of our consolidated financial statements. We generally cannot compile actual billing information nor obtain actual vendor invoices within a timeframe that would permit the recording of this actual data prior to our preparation of the consolidated financial statements. As a result, we record an estimate each month for our operating revenues and cost of natural gas based on the best available volume and price data for natural gas delivered and received, along with a true-up of the prior month’s estimate to equal the prior month’s actual data. As a result, there is one month of estimated data recorded in our operating revenues and cost of natural gas for each of the years ended December 31, 2010, 2009 and 2008. We believe that the assumptions underlying these estimates are not significantly different from the actual amounts due to the routine nature of these estimates and the stability of our processes.

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

Inventory

Inventory includes product inventory and materials and supplies inventory. We record all product inventories at the lower of our cost, as determined on a weighted average basis, or market value. Our product inventory consists of liquid hydrocarbons and natural gas. Upon disposition, product inventory is recorded to “Cost of natural gas” at the weighted average cost of inventory, including any adjustments recorded to reduce inventory to market value.

Materials and supplies inventory is either used during operations and charged to “Operating expense” as incurred, or used for capital projects and new construction, and capitalized to “Property, plant and equipment.”

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

Quantifying oil measurement adjustments are difficult because: (1) physical measurements of volumes are not practical, as products continuously move through our pipelines, which are primarily located underground; (2) the extensive length of our pipeline systems and (3) the numerous grades and types of crude oil products we carry. We utilize engineering-based models and operational assumptions to estimate product volumes in our systems and associated oil measurement adjustments. Material changes in our assumptions may result in revisions to our oil measurement estimates in the period determined.

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

Capitalization Policies, Depreciation Methods and Impairment of Property, Plant and Equipment

We capitalize expenditures related to property, plant and equipment, subject to a minimum rule, that have a useful life greater than one year for (1) assets purchased or constructed; (2) existing assets that are replaced, improved or the useful lives have been extended; or (3) all land, regardless of cost. Acquisitions of new assets, additions, replacements and improvements (other than land) costing less than the minimum rule in addition to maintenance and repair costs, including any planned major maintenance activities, are expensed as incurred.

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

Regulatory guidance issued by the FERC requires us to expense certain costs associated with implementing the pipeline integrity management requirements of the United States Department of Transportation’s Office of Pipeline Safety. Under this guidance, costs to (1) prepare a plan to implement the program; (2) identify high consequence areas; (3) develop and maintain a record keeping system and (4) inspect, test and report on the condition of affected pipeline segments to determine the need for repairs or replacements, are required to be expensed. Costs of modifying pipelines to permit in-line inspections, certain costs associated with developing or enhancing computer software and costs associated with remedial mitigation actions to correct an identified condition continue to be capitalized. We typically expense the cost of initial in-line inspection programs, crack detection tool runs and hydrostatic testing costs conducted for the purposes of detecting manufacturing or construction defects consistent with industry practice and the regulatory guidance issued by the FERC. However, we capitalize initial construction hydrostatic testing costs and subsequent hydrostatic testing programs conducted for the purpose of increasing pipeline capacity in accordance with our capitalization policies. Also capitalized are certain costs such as sleeving or recoating existing pipelines, unless the expenditures are incurred as a single event and not part of a major program, in which case we expense these costs as incurred.

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

Pursuant to the authoritative accounting provisions for goodwill and other intangible assets, we do not amortize goodwill, but test it for impairment annually based on carrying values as of the end of the second quarter, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may be impaired. In testing goodwill for impairment, we make critical assumptions that include but are not limited to: (1) projections of future financial performance, which include commodity price and volume assumptions, (2) the expected growth rate of our Natural Gas and Marketing assets, (3) residual values of the assets and (4) market weighted average cost of capital. Impairment occurs when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. We reduce the carrying value of goodwill to its fair value at the time we determine that an impairment has occurred.

Intangibles

Our intangible assets consist of customer contracts for the purchase and sale of natural gas, natural gas supply opportunities and contributions we have made in aid of construction activities that will benefit our operations, as well as workforce contracts and customer relationships. We amortize these assets on a straight-line basis over the weighted average useful lives of the underlying assets, representing the period over which the assets are expected to contribute directly or indirectly to our future cash flows.

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

We employ a hierarchy which prioritizes the inputs we use to measure recurring fair value into three distinct categories based upon whether such inputs are observable in active markets or unobservable. We classify assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs as outlined below:

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

•

Level 2—We categorize the fair value of assets and liabilities that we measure with either directly or indirectly observable inputs as of the measurement date, where pricing inputs are other than quoted prices in active markets for the identical instrument, as Level 2. This category includes both OTC transactions valued using exchange traded pricing information in addition to assets and liabilities that we value using either models or other valuation methodologies derived from observable market data. These models are primarily industry-standard models that consider various inputs including: (a) quoted prices for assets and liabilities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the assets and liabilities, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

•

Level 3—We include in this category the fair value of assets and liabilities that we measure based on prices or valuation techniques that require inputs which are both significant to the fair value measurement and less observable from objective sources. (i.e., values supported by lesser volumes of market activity). We may also use these inputs with internally developed methodologies that result in our best estimate of the fair value. Level 3 assets and liabilities primarily include debt and derivative instruments for which we do not have sufficient corroborating market evidence, such as binding broker quotes, to support classifying the asset or liability as Level 2. Additionally, Level 3 valuations may utilize modeled pricing inputs to derive forward valuations, which may include some or all of the following inputs: non-binding broker quotes, time value, volatility, correlation and extrapolation methods.

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

We utilize a mid-market pricing convention, or the “market approach,” for valuation as a practical expedient for assigning fair value to our derivative assets and liabilities. Our assets are adjusted for the non-performance risk of our counterparties using their current credit default swap spread rates. Likewise, in the case of our liabilities, our nonperformance risk is considered in the valuation, and is also adjusted quarterly based on current default swap spread rates on our outstanding indebtedness. We present the fair value of our derivative contracts net of cash paid or received pursuant to collateral agreements on a net-by-counterparty basis in our consolidated statements of financial position when we believe a legal right of setoff exists under an enforceable master netting agreement. Our credit exposure for over-the-counter derivatives is directly with our counterparty and continues until the maturity or termination of the contracts. As appropriate, valuations are adjusted for various factors such as credit and liquidity considerations.

Derivative Financial Instruments

Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt and commodity prices and fractionation margins (the relative difference between the price we receive from NGL sales and the corresponding cost of natural gas purchases). In order to manage the risks to unitholders, we use a variety of derivative financial instruments including futures, forwards, swaps, options and other financial instruments with similar characteristics to create offsetting positions to specific commodity or interest rate exposures. In accordance with the authoritative accounting guidance, we record all derivative financial instruments to our consolidated statements of financial position at fair market value. We record the fair market value of our derivative financial instruments in the consolidated statements of financial position as current and long-term assets or liabilities on a net basis by counterparty. Derivative balances are shown net of cash collateral received or posted where master netting agreements exist. For those instruments that qualify for hedge accounting under authoritative accounting guidance, the accounting treatment depends on the intended use and designation of each instrument. We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

•	Natural Gas and Marketing segments commodity-based derivatives—”Cost of natural gas”

•	Liquids segment commodity-based derivatives—”Operating revenue” and “Power”

•	Corporate interest rate derivatives—”Interest expense”

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

Price assumptions we use to value our non qualifying derivative financial instruments can affect net income for each period. We use published market price information where available, or quotations from over-the-counter, or OTC, market makers to find executable bids and offers. The valuations also reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions, including credit risk of our counterparties. The amounts reported in our consolidated financial statements change quarterly as these valuations are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

At inception, we formally document the relationship between the hedging instrument and the hedged item, the risk management objectives, and the methods used for assessing and testing correlation and hedge effectiveness. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. Furthermore, we regularly assess the creditworthiness of our counterparties to manage against the risk of default. If we determine that a derivative is no longer highly effective as a hedge, we discontinue hedge accounting prospectively by including changes in the fair value of the derivative in current earnings.

We record the changes in fair value of derivative financial instruments designated and qualifying as effective cash flow hedges as a component of “Accumulated other comprehensive income” until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a cash flow hedge’s change in fair market value is recognized immediately in earnings.

Our earnings are also affected by use of the mark-to-market method of accounting as required under GAAP for derivative financial instruments that do not qualify for hedge accounting. We use derivative financial instruments such as basis swaps and other similar derivative financial instruments to economically hedge market price risks associated with inventories, firm commitments and certain anticipated transactions. However, these derivative financial instruments do not qualify for hedge accounting treatment under authoritative accounting guidance, and as a result we record changes in the fair value of these instruments on the statement of financial position and through earnings (i.e., using the “mark-to-market” method) rather than deferring them until the firm commitment or anticipated transactions affect earnings. The use of mark-to-market accounting for derivative financial instruments can cause non-cash earnings volatility resulting from changes in the underlying indices, primarily commodity prices.

Commitments, Contingencies and Environmental Liabilities

We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to past or current operations. We expense amounts we incur for remediation of existing environmental contamination caused by past operations that do not benefit future periods by preventing or eliminating future contamination. We record liabilities for environmental matters when assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. Estimates of environmental liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other factors. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by government organizations. Our estimates are subject to revision in future periods based on actual costs or new information and are included in “Environmental liabilities” and “Other long-term liabilities” in our consolidated statements of financial position at their undiscounted amounts. We evaluate recoveries from insurance coverage separately from the liability and, when recovery is probable, we record and report an asset separately from the associated liability in our consolidated financial statements.

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

Asset Retirement Obligations

Legal obligations exist for a minority of our onshore right-of-way agreements due to requirements or landowner options to compel us to remove the pipe at final abandonment. Sufficient data exists with certain onshore pipeline systems to reasonably estimate the cost of abandoning or retiring a pipeline system. However, in some cases, there is insufficient information to reasonably determine the timing and/or method of settlement for estimating the fair value of the asset retirement obligation. In these cases, the asset retirement obligation cost is considered indeterminate because there is no data or information that can be derived from past practice, industry practice, our intentions or the estimated economic life of the asset. Useful lives of most pipeline systems are primarily derived from available supply resources and ultimate consumption of those resources by end users. Variables can affect the remaining lives of the assets which preclude us from making a reasonable estimate of the asset retirement obligation. Indeterminate asset retirement obligation costs will be recognized in the period in which sufficient information exists to allow us to reasonably estimate potential settlement dates and methods.

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

We recorded an additional ARO of $0.4 million for the year ended December 31, 2010 when we removed from service the West Tulsa pipeline on our Mid-Continent system. For the years ended December 31, 2009 and 2008 no additional AROs were recorded. We recorded accretion expense of $0.5 million, $0.3 million and $0.1 million, respectively, in our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 for previously recorded asset retirement obligation liabilities.

We do not have any assets that are legally restricted for purposes of settling our ARO at December 31, 2010 and 2009. Following is a reconciliation of the beginning and ending aggregate carrying amount of our ARO liabilities for each of the years ended December 31, 2010 and 2009:

	2010	2009
	(in millions)
Balance at beginning of period	$1.6	$3.0
Disposals of natural gas assets(1)	—	(2.1)
Additions(2)	0.7	0.4
Accretion expense	0.5	0.3

Balance at end of period	$2.8	$1.6

(1)	In November 2009 we sold our non-core natural gas pipeline assets to an unrelated third party. In connection with the sale, we transferred $2.1 million of AROs associated with these operations.

(2)	Represents revaluations made to existing AROs for the year ended December 31, 2010 and 2009.

3. ACQUISITIONS AND DISPOSITIONS

The acquisitions and dispositions presented below include only transactions with unrelated third-parties. We also executed transactions with related parties, which we discuss below in Note 12—Related Party Transactions. We accounted for each of our completed acquisitions using the acquisition method and recorded the identifiable assets acquired and liabilities assumed at their acquisition-date fair values. We have included the results of operations from each of these acquisitions in our operating results from the acquisition date.

2010 Acquisitions

Elk City System Acquisition

On September 16, 2010, we acquired 100 percent ownership of the entities that comprise the Elk City system for $686.1 million in cash, including amounts for working capital that are subject to adjustment. The Elk City system extends from southwestern Oklahoma to Hemphill County in the Texas Panhandle. The Elk City system consists of approximately 800 miles of natural gas gathering and transportation pipelines, one carbon dioxide treating plant and three cryogenic processing plants with a total capacity of 370 million cubic feet per day, or MMcf/d, and a combined current natural gas liquid production capability of 20,000 barrels per day. The acquisition of the Elk City system complements our existing Anadarko natural gas system by providing additional processing capacity and expansion capability. We used the net proceeds from the $400.0 million September 2010 issuance and sale of our 5.50% senior notes due September 15, 2040 to pay for a portion of the acquisition and funded the remaining amount with short-term borrowings of commercial paper, which we subsequently repaid with proceeds from our November 2010 equity issuance. The results of operations of the Elk City system have been included in our consolidated financial statements within our Natural Gas segment from the September 16, 2010 acquisition date. The Elk City system acquisition did not significantly impact the operating results of our Natural Gas business for the year ended December 31, 2010.

The following table presents our allocation of the purchase price to the assets acquired and the liabilities assumed, based on their fair values:

September 16, 2010
(in millions)
Other current assets	$3.9
Property, plant and equipment, net	489.5
Intangibles	189.2
Other assets	4.7

Total assets acquired	687.3
Other long-term liabilities	1.2

Net assets acquired	$686.1

Other 2010 Acquisitions

In June 2010, we acquired natural gas pipeline assets for $16.9 million in cash that are complementary to our existing East Texas system assets and planned expansion into the South Haynesville area. Also in October 2010, we acquired a common carrier trucking company for $10.3 million in cash that expanded our existing trucking fleet in order to better meet the growing supply needs of our United States Gulf Coast customers. Both acquisitions were allocated to “Property, plant and equipment” and “Intangibles” in our consolidated statement of financial position at fair value.

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

The following table presents the operating results of the discontinued operations of our natural gas pipeline assets that we derived from historical financial information and have segregated from our continuing operations in our consolidated statements of income:

	For the year ended December 31,
	2009	2008
	(in millions)
Operating revenue	$173.6	$367.9

Operating expenses
Cost of natural gas	143.3	325.0
Operating and administrative	19.1	22.1
Depreciation and amortization	11.6	13.5

	174.0	360.6

Operating income (loss)	(0.4)	7.3
Interest expense	—	—
Other income (expense)	(64.5)	1.0

Income (loss) from discontinued operations	$(64.9)	$8.3

2008 Acquisitions

During 2008, we completed two separate acquisitions totaling $11.7 million, the fair value of which we allocated to “Property, plant and equipment” in our consolidated statement of financial position. We included the results of operations for the assets acquired in our Natural Gas segment from the acquisition date.

4. NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER UNIT

We allocate our net income among our General Partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income, including any incentive distribution rights, or IDRs, embedded in the general partner interest, to our

General Partner and our limited partners according to the distribution formula for available cash as set forth in our partnership agreement. We also allocate any earnings in excess of distributions to our General Partner and limited partners utilizing the distribution formula for available cash specified in our partnership agreement. We allocate any distributions in excess of earnings for the period to our General Partner and limited partners based on their sharing—of losses of 2% and 98%, respectively, as set forth in our partnership agreement. The formula for distributing available cash as set forth in our partnership agreement is as follows:

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to General Partner	Percentage Distributed to Limited partners
Minimum Quarterly Distribution	Up to $0.59	2%	98%
First Target Distribution	> $0.59 to $0.70	15%	85%
Second Target Distribution	> $0.70 to $0.99	25%	75%
Over Second Target Distribution	In excess of $0.99	50%	50%

We determined basic and diluted net income per limited partner unit as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions, except per unit amounts)
Net income (loss)	$(137.9)	$328.0	$403.2
Less: Net income attributable to noncontrolling interest	60.6	11.4	—

Net income (loss) attributable to general and limited partner interests in Enbridge Energy Partners, L.P.	(198.5)	316.6	403.2
Less: Net income (loss) from discontinued operations	—	(64.9)	8.3

Net income (loss) from continuing operations attributable to general and limited partner interests in Enbridge Energy Partners, L.P.	(198.5)	381.5	394.9
Less distributions paid:
Incentive distributions to our general partner	(66.9)	(50.4)	(42.4)
Distributed earnings allocated to our general partner	(10.1)	(9.5)	(8.1)

Total distributed earnings to our general partner	(77.0)	(59.9)	(50.5)
Total distributed earnings to our limited partners	(493.1)	(462.6)	(396.5)

Total distributed earnings	(570.1)	(522.5)	(447.0)

Overdistributed earnings	$(768.6)	$(141.0)	$(52.1)

Weighted average limited partner units outstanding	119.6	116.4	97.1

Basic and diluted earnings per unit:
Distributed earnings per limited partner unit(1)	$4.12	$3.97	$4.08
Overdistributed earnings per limited partner unit(2)	(6.30)	(1.19)	(0.53)

Net income (loss) from continuing operations attributable to our limited partner interests per limited partner unit	(2.18)	2.78	3.55
Net income (loss) from discontinued operations attributable to our limited partner interests per limited partner unit		(0.54)	0.09

Net income (loss) per limited partner unit (basic and diluted)	$(2.18)	$2.24	$3.64

(1)	Represents the total distributed earnings to limited partners divided by the weighted average number of limited partner interests outstanding for the period.

(2)

Represents the limited partners’ share (98%) of distributions in excess of earnings divided by the weighted average number of limited partner interests outstanding for the period and underdistributed earnings allocated to the limited partners based on the distribution waterfall that is outlined in our partnership agreement.

5. CASH AND CASH EQUIVALENTS

Obligations for which we have issued check payments that have not yet been presented to the financial institution of approximately $28.9 million at December 31, 2010 and $24.2 million at December 31, 2009 are included in “Accounts payable and other” on our consolidated statements of financial position.

6. INVENTORY

Our inventory is comprised of the following:

	December 31,
	2010	2009
	(in millions)
Materials and supplies	$6.3	$3.6
Crude oil inventory	8.1	4.1
Natural gas and NGL inventory	120.3	64.2

	$134.7	$71.9

The “Cost of natural gas” in our consolidated statements of income includes charges totaling $4.1 million, $3.6 million and $11.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, that we recorded to reduce the cost basis of our inventory of natural gas and NGLs to reflect market value.

7. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment is comprised of the following:

	Depreciation Rates	December 31,
		2010	2009
		(in millions)
Land	—	$35.7	$29.8
Rights-of-way	2.55% - 6.41%	510.9	438.7
Pipelines	2.38% - 6.70%	5,981.6	4,401.9
Pumping equipment, buildings and tanks	2.54% - 14.29%	1,306.9	1,115.9
Compressors, meters and other operating equipment	2.58% - 20.0%	1,477.8	1,337.8
Vehicles, office furniture and equipment	1.40% - 33.3%	201.6	164.8
Processing and treating plants	2.68% - 3.77%	438.3	325.7
Construction in progress	—	401.9	1,326.3

Total property, plant and equipment		10,354.7	9,140.9
Accumulated depreciation		(1,713.1)	(1,424.2)

Property, plant and equipment, net		$8,641.6	$7,716.7

In September 2010, our West Tulsa crude oil pipeline was removed from service and as a result we recognized a $10.3 million impairment charge to reduce the carrying amount of the asset to zero.

8. GOODWILL

The changes in the carrying amount of goodwill for each of the years ended December 31, 2010 and 2009 are as follows:

	Liquids	Natural Gas	Marketing	Corporate	Total
	(in millions)
December 31, 2008	$—	$236.1	$20.4	$—	$256.5
Goodwill Related to the Sale of Assets	—	(9.8)	—	—	(9.8)

December 31, 2009 and 2010	$—	$226.3	$20.4	$—	$246.7

In November 2009, we sold non-core natural gas pipeline assets to an unrelated third party. In connection with the sale, we disposed of $9.8 million of goodwill associated with these operations, which we had previously impaired.

We test our goodwill for impairment annually primarily by using a discounted cash flow analysis. In addition, we also consider overall market capitalization of our business, cash flow measurement data, and other factors. We completed our annual goodwill impairment test using amounts as of June 30, 2010, which did not indicate the existence of impairment to goodwill associated with any of our reporting units. Even if our estimate for the fair value of our assets had been reduced by ten percent in our June 30, 2010 impairment testing, no impairment charge would have resulted. The critical assumptions used in our analysis included the following:

1)	A weighted average cost of capital from 9% to 10%;
2)	An annual growth rate for our Natural gas and Marketing businesses of approximately 1.0% to 3.0%;
3)	A capital structure consisting of approximately 50% debt and 50% equity; and
4)	A long-term commodity price forecast using recent pricing information.

We did not identify or recognize any impairments to goodwill in connection with our annual testing of goodwill for impairment during the years ended December 31, 2010, 2009 and 2008. We have not observed any further events or circumstances subsequent to our analysis that would, more likely than not, reduce the fair value of our reporting units below the carrying amounts as of December 31, 2010.

9. INTANGIBLES

The following table provides the gross carrying value, accumulated amortization and activity affecting amounts comprising each of our major classes of intangible assets.

	Gross Carrying Amount			Accumulated Amortization			Intangible Assets, Net
	Natural Gas Intangibles	Other	Intangible Assets Gross	Natural Gas Intangibles	Other	Accumulated Amortization Gross
	(in millions)
December 31, 2008	$98.3	$11.2	$109.5	$(19.6)	$(1.2)	$(20.8)	$88.7
Additions	—	0.2	0.2	—	—	—	0.2
Dispositions	(2.2)	—	(2.2)	0.6	—	0.6	(1.6)
Amortization	—	—	—	(3.9)	(0.5)	(4.4)	(4.4)

December 31, 2009	96.1	11.4	107.5	(22.9)	(1.7)	(24.6)	82.9

Additions	194.9	4.7	199.6	—	—	—	199.6
Amortization	—	—	—	(5.6)	(0.5)	(6.1)	(6.1)

December 31, 2010	$291.0	$16.1	$307.1	$(28.5)	$(2.2)	$(30.7)	$276.4

Natural gas intangibles include customer contracts and natural gas supply opportunities. Our customer contracts are comprised entirely of natural gas purchase and sale agreements associated with our Natural Gas and Marketing segments. We amortize our customer contracts on a straight-line basis over the weighted average useful life of the underlying reserves at the time of acquisition, which approximates 25 to 30 years.

We obtained a portion of the natural gas supply opportunities in conjunction with the 2003 North Texas system acquisition. We obtained an additional $189.2 million of natural gas supply opportunities in connection with our September 2010 acquisition of the Elk City system. The value of these intangible assets is derived from growth opportunities present in the Barnett Shale producing zone of North Texas and the Granite Wash reservoir of the Anadarko basin in Western Oklahoma and the Texas Panhandle. The natural gas supply opportunities relate entirely to our Natural Gas segment. We are amortizing the natural gas supply opportunities on a straight line basis over the weighted average estimated useful life of the underlying reserves at the time of the acquisition, which approximates 25 to 30 years.

Our other intangible assets are comprised of contributions we made in aid of construction for our Natural Gas and Liquids businesses. We made contributions to third parties for construction of electrical infrastructure to provide utility services for our Lakehead system and for interconnections between our natural gas systems and third-party pipelines and the related measurement equipment. In connection with our October 2010 acquisition of a common carrier trucking company, we recognized $4.4 million of additional intangibles related to workforce contracts and customer relationships.

In connection with our November 2009 sale of natural gas pipeline assets, we disposed of $1.6 million of intangibles associated with these operations, which we had previously impaired, primarily representing the value of customer contracts.

We estimate the aggregate amortization expense associated with our intangibles for each of the five succeeding years through December 31, 2015 to approximate $11.3 million per year.

10. DEBT

The following table presents the primary components of our outstanding indebtedness with third parties and the weighted average interest rates associated with each component at the end of each period presented, before the effect of our interest rate hedging activities as discussed in Note 15. Our indebtedness with related parties is discussed in Note 12—Related Party Transactions.

	December 31,
		2010		2009
	Maturity	Rate	Dollars	Rate	Dollars
	(dollars in millions)
First Mortgage Notes	2011	9.15%	$31.0	9.15%	$62.0
Credit Facilities	2013	—	—	0.54%	765.0
Commercial Paper(1)	2013	0.44%	884.9	—	—
Senior Notes	2012-2040	6.61%	3,494.5	7.05%	2,595.8
Junior Subordinated Notes	2067	8.05%	399.5	8.05%	399.4

			4,809.9		3,822.2
Current maturities and short-term debt			(31.0)		(31.0)

Long-term debt			$4,778.9		$3,791.2

(1)	Individual issuances of commercial paper generally mature in 90 days or less, but are supported by our Credit Facilities and are therefore considered long-term debt.

First Mortgage Notes

The First Mortgage Notes, or the Notes, are collateralized by a first mortgage lien on substantially all of the property, plant and equipment of the OLP, and are due and payable in equal annual installments of $31.0 million until their maturity in December 2011. “Property, plant and equipment, net,” associated with the OLP was $4,790.4 million and $4,559.5 million at December 31, 2010 and 2009, respectively. The Notes contain various restrictive covenants applicable to us, and restrictions on the incurrence of additional indebtedness, including compliance with certain debt issuance tests. We do not believe these restrictions will negatively impact our ability to obtain any additional financing. Under the Notes agreements, we cannot make cash distributions more frequently than quarterly in an amount not to exceed “Available Cash” (see Note 11) for the immediately preceding calendar quarter. We would be required to pay a redemption premium pursuant to the Notes agreements should we elect to repay the Notes prior to their stated maturity.

Under the terms of the Notes, we are required to establish, at the end of each quarter, a debt service reserve. This reserve includes an amount equal to 50 percent of the prospective Notes interest payments for the immediately following quarter and an amount for Notes sinking fund repayments. At December 31, 2010 and 2009, there was no required debt service reserve, as we have made all required interest and sinking fund payments.

Credit Facilities

Our credit facilities consist of our $1,167.5 million Second Amended and Restated Credit Agreement, or Credit Facility, and a new $350 million unsecured senior revolving credit agreement that was established on August 26, 2010. The two credit agreements, which we collectively refer to as the Credit Facilities, provide an aggregate amount of $1,517.5 million of bank credit to support our commercial paper program. Additionally, the Credit Facilities provide liquidity for our operating and capital needs and mature on April 4, 2013.

The $1,167.5 million Credit Facility includes the right to request increases in the maximum principal amount of credit available at any one time from $1,167.5 million to approximately $1.4 billion and grants us the option to request annual extensions of maturity and a one-year term out period upon maturity.

The $350 million unsecured senior revolving credit facility has terms consistent with the $1,167.5 million Second Amended and Restated Credit Agreement and has an available one-year extension, for a fee, exercisable at our option.

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

On March 31, 2009, we amended our Credit Facility to remove Lehman Brothers Bank, FSB, or Lehman BB, as a lender due to the 2008 bankruptcy filing by its parent, Lehman Brothers Holdings, Inc., which effectively reduced the amounts available to us under our Credit Facility. The removal of Lehman BB permanently reduced both the amount we may borrow under the terms of our Credit Facility to $1,167.5 million as well as the number of committed lenders to 13. The amendment to our Credit Facility did not result in any changes to the pricing, fees or other commercial terms.

The amounts we may borrow under the terms of our Credit Facilities are reduced by the principal amount of our commercial paper issuances, if any, and the balance of our letters of credit outstanding. At December 31, 2010, we could borrow $623.4 million under the terms of our Credit Facilities, determined as follows:

(in millions)
Total credit available under Credit Facilities	$1,517.5
Less: Amounts outstanding under Credit Facilities	—
Principal amount of commercial paper issuances	885.0
Balance of letters of credit outstanding	9.1

Total amount we could borrow at December 31, 2010	$623.4

Our Credit Facilities contain restrictive covenants that require us to maintain a maximum leverage ratio of 5.00 to 1.0. At December 31, 2010, we were in compliance with all of our financing related covenants. Our Credit Facilities also place limitations on the debt that our subsidiaries may incur directly. Accordingly, it is expected that we will provide debt financing to our subsidiaries as necessary.

Individual borrowings under the terms of our Credit Facilities generally become due and payable at the end of each contract period, which is typically a period of three months or less. We have the option to repay these amounts on a non-cash basis by net settling with the parties to our Credit Facilities by contemporaneously borrowing at the then current rate of interest and repaying the principal amount due. During the years ended December 31, 2010, 2009 and 2008, we net settled borrowings of approximately $1,284.0 million, $3,092.1 million and $1,483.3 million, respectively, on a non-cash basis.

Commercial Paper Program

We have a commercial paper program that provides for the issuance of up to an aggregate principal amount of $1.0 billion of commercial paper that is supported by our Credit Facilities. Our commercial paper program was increased from $600.0 million to $1.0 billion in November 2010. We access the commercial paper market to provide temporary financing for our operating activities, capital expenditures and acquisitions when the available interest rates we can obtain are lower than the rates available under our Credit Facilities. At December 31, 2010, we had $885 million in principal amount of commercial paper outstanding at a weighted average interest rate of 0.44%, excluding the effect of our interest rate hedging activities. At December 31, 2009, we did not have any amounts of commercial paper outstanding. At December 31, 2010, we could issue an additional $115 million in principal amount of commercial paper under our commercial paper program.

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

		December 31,
	Interest Rate	2010	2009
		(in millions)
Senior Notes due 2012	7.900%	$100.0	$100.0
Senior Notes due 2013	4.750%	200.0	200.0
Senior Notes due 2014	5.350%	200.0	200.0
Senior Notes due 2016	5.875%	300.0	300.0
Senior Notes due 2018	7.000%	100.0	100.0
Senior Notes due 2018	6.500%	400.0	400.0
Senior Notes due 2019	9.875%	500.0	500.0
Senior Notes due 2020	5.200%	500.0	—
Senior Notes due 2028	7.125%	100.0	100.0
Senior Notes due 2033	5.950%	200.0	200.0
Senior Notes due 2034	6.300%	100.0	100.0
Senior Notes due 2038	7.500%	400.0	400.0
Senior Notes due 2040	5.500%	400.0	—

		3,500.0	2,600.0
Unamortized Discount		(5.5)	(4.2)

		$3,494.5	$2,595.8

Junior Subordinated Notes

The $400 million in principal amount of our fixed/floating rate, junior subordinated notes due 2067, which we refer to as the Junior Notes, represent our unsecured obligations that are subordinate in right of payment to all of our existing and future senior indebtedness. We issued the Junior Notes in September 2007 for proceeds of approximately $393 million net of underwriting discounts, commissions and offering expenses. The Junior Notes bear interest at a fixed annual rate of 8.05%, exclusive of any discounts or interest rate hedging activities, payable semi-annually in arrears on April 1 and October 1 of each year until October 1, 2017. After October 1, 2017, the Junior Notes will bear interest at a variable rate equal to the three-month LIBOR for the related interest period increased by 3.7975%, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year beginning January 1, 2018. We may elect to defer interest payments on the Junior Notes for up to ten consecutive years on one or more occasions, but not beyond the final repayment date. Until paid, any interest we elect to defer will bear interest at the prevailing interest rate, compounded semi-annually during the period the Junior Notes bear interest at the fixed annual rate and quarterly during the period that the Junior Notes bear interest at a variable annual rate.

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

Zero Coupon Senior Notes

In August 2009, we repaid the holder of our senior, unsecured zero coupon notes due 2022, the full amount of the outstanding balance of approximately $222.3 million. The amount repaid includes $22.3 million of interest that we added to the original $200 million of principal of the zero coupon notes, including approximately $7.6 million of interest that we added during the year ended December 31, 2009. During the year ended December 31, 2008, we added $11.1 million of interest to the principal balance of the zero coupon notes.

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

Interest

For the years ended December 31, 2010, 2009 and 2008, our interest cost is comprised of the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Interest expense	$274.8	$228.6	$180.6
Interest capitalized	8.7	30.6	41.0

Interest cost incurred	$283.5	$259.2	$221.6

Interest paid	$257.6	$241.5	$193.1

Maturities of Third Party Debt

The scheduled maturities of outstanding third party debt, excluding any discounts at December 31, 2010, are summarized as follows in millions:

2011	$31.0
2012	600.0
2013	1,085.0
2014	200.0
2015	—
Thereafter	2,900.0

Total	$4,816.0

Fair Value of Debt Obligations

The table below presents the carrying amounts and approximate fair values of our debt obligations. The carrying amounts of our outstanding commercial paper and borrowings on our Credit Facilities approximate their fair values at December 31, 2010 and 2009 due to the short-term nature and frequent repricing of these obligations. The fair value of our outstanding commercial paper and borrowings on our Credit Facilities are included with our long-term debt obligations below since we have the ability to refinance the amounts on a long-term basis. The approximate fair values of our long-term debt obligations are determined using a standard methodology that incorporates pricing points that are obtained from independent, third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding.

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Commercial Paper	$884.9	$884.9	$—	$—
Credit Facilities	—	—	765.0	765.0
9.150% First Mortgage Notes	31.0	33.5	62.0	69.9
7.900% Senior Notes due 2012	100.0	112.1	100.0	109.5
4.750% Senior Notes due 2013	199.9	214.4	199.9	201.2
5.350% Senior Notes due 2014	200.0	221.8	199.9	206.9
5.875% Senior Notes due 2016	299.8	338.1	299.8	315.0
7.000% Senior Notes due 2018	99.9	119.2	99.9	111.6
6.500% Senior Notes due 2018	398.5	463.0	398.2	433.2
9.875% Senior Notes due 2019	499.9	699.1	499.8	664.8
5.200% Senior Notes due 2020	499.8	526.6	—	—
7.125% Senior Notes due 2028	99.8	121.7	99.9	110.9
5.950% Senior Notes due 2033	199.7	209.0	199.7	188.8
6.300% Senior Notes due 2034	99.8	108.2	99.8	98.0
7.500% Senior Notes due 2038	398.9	493.0	398.9	449.5
5.500% Senior Notes due 2040	398.5	371.6	—	—
8.050% Junior subordinated notes due 2067	399.5	408.5	399.4	381.8

Total	$4,809.9	$5,324.7	$3,822.2	$4,106.1

11. PARTNERS’ CAPITAL

Our capital accounts are comprised of a two percent general partner interest and 98 percent limited partner interests. Our limited partner interests at December 31, 2010 include Class A common units, Class B common units and i-units. Our limited partners have limited rights of ownership as provided for under our partnership agreement and, as discussed below, the right to participate in our distributions. We refer to our Class A common units and Class B common units collectively as common units. Our General Partner manages our operations, subject to a delegation of control agreement with Enbridge Management, and participates in our distributions, including certain incentive income distributions.

Class A common units

The following table presents the net proceeds from our Class A common unit issuances for each of the years ended December 31, 2010, 2009 and 2008. The proceeds from each of our offerings were generally used to repay issuances of commercial paper or amounts outstanding under our credit facilities, which we initially borrowed to finance our capital expansion projects and acquisitions, or to repay other outstanding obligations. Any proceeds we received in excess of amounts used to repay issuances of commercial paper and credit facility borrowings were temporarily invested for use in future periods to fund additional expenditures associated with our capital expansion projects.

In November 2010, we completed an underwritten public offering of 5.98 million Class A common units at a price of $60.12 per unit, less underwriting commissions and expenses. We obtained net proceeds of $347.4 million which we used to repay short term indebtedness incurred to finance the Elk City system acquisition and capital expansion projects.

In October 2009, we issued and sold 21,245 Class A common units to our General Partner to facilitate the conversion of our Class C units. We have included a discussion of the conversion in the section labeled “Class C units” following the table below.

Issuance Date	Number of Class A Common units Issued	Offering Price per Class A Common unit	Net Proceeds to the Partnership(1)	General Partner Contribution(2)	Net Proceeds Including General Partner Contribution
	(in millions, except units and per unit amounts)
2010
November	5,980,000	$60.12	$347.4	$7.4	$354.8

2009
October(3)	21,245	$47.07	$1.0	$—	$1.0

2008
December(3)	16,250,000	$30.76	$499.6	$10.2	$509.8
March	4,600,000	$49.00	217.2	4.6	221.8

2008 Totals	20,850,000		$716.8	$14.8	$731.6

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses if any.

(2)	Contributions made by the General Partner to maintain its two percent general partner interest.

(3)	All Class A common units from the issuance were issued to our General Partner.

Equity Distribution Agreement

In June 2010, we entered into an Equity Distribution Agreement, or EDA, for the issue and sale from time to time of our Class A common units up to an aggregate amount of $150.0 million. The EDA allows us to issue and sell our Class A common units at any time from the execution date of the agreement through January 28, 2012 at prices we deem appropriate for our Class A common units. The issue and sale of our Class A common units can be conducted on any day that is a trading day for the NYSE, unless we have suspended sales under the EDA.

The following table presents the net proceeds from our Class A common unit issuances, pursuant to the EDA, during the year ended December 31, 2010:

Issuance Dates	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	General Partner Contribution(2)	Net Proceeds Including General Partner Contribution
	(in millions, except units and per unit amounts)
April 1 to June 30, 2010	287,345	$52.52	$14.8	$0.3	$15.1
July 1 to September 30, 2010	686,741	$54.21	36.3	0.7	37.0
October 1 to December 31, 2010	144,615	$55.70	7.6	0.2	7.8

2010 Totals	1,118,701		$58.7	$1.2	$59.9

(1)	Net of commissions and issuance costs of $0.3 million, $0.7 million and $0.2 million for the three month periods ended June 30, 2010, September 30, 2010 and December 31, 2010, respectively.

(2)	Contributions made by the General Partner to maintain its two percent general partner interest.

Class B common units

Our outstanding Class B common units are held entirely by our General Partner and have rights similar to our Class A common units except that they are not currently eligible for trading on the NYSE.

Class C units

In October 2009, the Class C units converted into Class A common units, on a one-for-one basis, resulting in the issuance of 21,333,273 Class A common units and a cash payment of $123.21 for the 2.608092 remaining fractional units. We effected the conversion of our outstanding Class C units into Class A common units in accordance with the terms of our partnership agreement. The conversion was effective upon the determination by our General Partner that the converted Class C units would have, as a substantive matter, like intrinsic economic and federal income tax characteristics, in all material respects, to the intrinsic economic and federal income tax characteristics of our outstanding Class A common units. Our General Partner made this determination after adjustments were made to the capital accounts of our limited partners in connection with the issuance of 21,245 Class A common units to our General Partner.

i-units

The i-units are a separate class of our limited partner interests, all of which are owned by Enbridge Management and are not publicly traded.

Enbridge Management, as the owner of our i-units, votes together with the holders of the common units as a single class. However, the i-units vote separately as a class on the following matters:

•	Any proposed action that would cause us to be treated as a corporation for United States federal income tax purposes;

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

Distributions of our Available Cash are generally made 98.0 percent to holders of our limited partner units and two percent to our General Partner. However, distributions are subject to the payment of incentive distributions to our General Partner to the extent that certain target levels of distributions to the unitholders are achieved. The incentive distributions payable to our General Partner are 15.0 percent, 25.0 percent and 50.0 percent of all quarterly distributions of Available Cash that exceed target levels of $0.59, $0.70 and $0.99 per limited partner units, respectively. As set forth in our partnership agreement, we will not make cash distributions on our i-units, but instead, will distribute additional i-units such that the cash is retained and used in our business.

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

The following table sets forth our distributions, as approved by Enbridge Management’s board of directors for each period in the years ended December 31, 2010, 2009 and 2008.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit	Cash available for distribution	Amount of Distribution of i-units to i-unit Holders (1)	Amount of Distribution of Class C units to Class C unit Holders(2)	Retained from General Partner(3)	Distribution of Cash
(in millions, except per unit amounts)
2010
October 27	November 4	November 12	$1.0275	$143.0	$17.9	$—	$0.3	$124.8
July 23	August 5	August 13	$1.0275	141.7	17.5	—	0.4	123.8
April 28	May 7	May 14	$1.0025	134.9	16.7	—	0.4	117.8
January 29	February 5	February 12	$0.9900	131.7	16.2	—	0.3	115.2

				$551.3	$68.3	$—	$1.4	$481.6

2009
October 29	November 5	November 13	$0.9900	$131.3	$15.9	$—	$0.3	$115.1
July 24	August 6	August 14	$0.9900	130.3	15.5	20.7	0.7	93.4
April 30	May 7	May 15	$0.9900	129.2	15.1	20.1	0.7	93.3
January 30	February 5	February 13	$0.9900	128.0	14.6	19.5	0.7	93.2

				$518.8	$61.1	$60.3	$2.4	$395.0

2008
October 13	November 6	November 14	$0.9900	$108.8	$14.3	$18.9	$0.7	$74.9
July 28	August 6	August 14	$0.9900	108.0	13.9	18.6	0.7	74.8
April 28	May 7	May 15	$0.9500	102.2	13.1	17.5	0.6	71.0
January 28	February 6	February 14	$0.9500	96.7	12.9	17.2	0.6	66.0

				$415.7	$54.2	$72.2	$2.6	$286.7

(1)	We issued 1,253,844, 1,625,812 and 1,198,969 i-units to Enbridge Management, the sole owner of our i-units, during 2010, 2009 and 2008, respectively, in lieu of cash distributions.

(2)

We issued 1,644,307 and 1,615,601 additional Class C units to our Class C unitholders in lieu of cash distributions during 2009 and 2008 including 538,609 and 529,207 to our General Partner, respectively.

(3)	We retained an amount equal to two percent of the i-unit and Class C unit distribution from the General Partner to maintain its two percent general partner interest in us.

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

The total amount we reimbursed the Canadian service providers pursuant to the operational services agreement for the years ended December 31, 2010, 2009 and 2008 was $74.5 million, $63.4 million and $62.3 million, respectively.

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

The total amount reimbursed by us for services received pursuant to the general and administrative services agreement for the years ended December 31, 2010, 2009 and 2008 was $231.6 million, $225.8 million and $207.5 million, respectively.

Enbridge and its affiliates allocated direct workforce costs to us for our construction projects of $16.3 million, $10.0 million and $13.2 million during 2010, 2009 and 2008, respectively, that we recorded as additions to “Property, plant and equipment, net” on our consolidated statements of financial position.

Line 6A and 6B Expense Reimbursement

For the year ended December 31, 2010, we have reimbursed Enbridge $14.9 million for its assistance with the administration and clean-up efforts for our Line 6A and 6B crude oil releases. For further details related to our Line 6A and 6B crude oil releases, refer to Note 13—Commitments and Contingences—Lakehead Lines 6A and 6B crude oil releases.

Affiliate Revenues and Purchases

We purchase natural gas from third-parties, which subsequently generates operating revenues from sales to Enbridge and its affiliates. These transactions are entered into at the market price on the date of sale. We also record operating revenues in our Liquids segment for storage, transportation and terminaling services we provide to affiliates. Included in our results for the twelve months ending December 31, 2010, 2009 and 2008, are operating revenues of $430.4 million, $181.3 million and $267.0 million, respectively, related to these transactions.

In 2007, we entered into an agreement with Enbridge Pipelines to install and operate certain sampling and related facilities for the purpose of improving the quality of crude oil and the transportation services on our Lakehead system, which directly increases the transportation services revenue of Enbridge Pipelines. As compensation for installing and operating these transportation facilities, Enbridge Pipelines makes annual payments to us on a cost of service basis. The income we recorded for providing these transportation services in 2010, 2009 and 2008 was approximately $0.9 million, $0.8 million and $0.7 million, respectively.

We also purchase natural gas from Enbridge and its affiliates for sale to third-parties at market prices on the date of purchase. Included in our results for the twelve months ending December 31, 2010, 2009 and 2008, are costs for natural gas purchases of $242.3 million, $53.6 million and $99.3 million, respectively, related to these purchases.

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

Hungary Note Payable

In November 2009, we repaid the $130.0 million outstanding balance of our notes payable to Enbridge Hungary Ltd., an affiliate of our General Partner (the “Hungary Note”). At December 31, 2009 we had no amounts outstanding under the Hungary Note. We paid interest at a fixed rate of 8.4% per annum on the Hungary Note semi-annually in June and December of each year through November 2009 when we repaid the outstanding balance and accrued interest due. For the years ended December 31, 2009 and 2008, we made interest payments of approximately $9.3 million and $10.9 million, respectively.

EUS Credit Agreement

In December 2007, we entered into an unsecured revolving credit agreement, referred to as the EUS Credit Agreement, with Enbridge (U.S.) Inc., a wholly-owned subsidiary of Enbridge, referred to as Enbridge U.S. The EUS Credit Agreement provided for a maximum principal amount of credit available to us at any one time of $500 million for a three-year term that was scheduled to mature in December 2010. In March 2010, we terminated our unsecured revolving credit agreement with Enbridge U.S. in accordance with the terms of the agreement and without penalty. At December 31, 2009, we had no balances outstanding under the EUS Credit Agreement.

Joint Funding Arrangement for Alberta Clipper Pipeline

In July 2009, we entered into a joint funding arrangement to finance construction of the United States segment of the Alberta Clipper Pipeline, with several of our affiliates and affiliates of Enbridge. This joint funding arrangement is pursuant to a Contribution Agreement by and among our General Partner, Enbridge Pipelines (Alberta Clipper) L.L.C., Enbridge Energy, Limited Partnership, Enbridge Energy Partners, L.P.,

Enbridge Pipelines (Lakehead) L.L.C. and Enbridge Pipelines (Wisconsin) Inc. Under the terms of the Contribution Agreement, the parties have agreed to jointly fund, construct and operate the Alberta Clipper Pipeline. To effect the provisions of the Contribution Agreement, the limited partnership agreement for the OLP, was amended and restated to establish two distinct series of partnership interests. All the assets, liabilities and operations related to the Alberta Clipper Pipeline are designated specifically by the Series AC interests while all other assets and operations of the OLP are designated by the Series LH interests. Liabilities of the OLP have recourse to both the Series AC and Series LH assets. In exchange for a 66.67 percent ownership interest in the Series AC interests, Enbridge, through our General Partner, is funding approximately two-thirds of both the debt financing and equity requirement for the Alberta Clipper Pipeline in return for approximately two-thirds of the Alberta Clipper Pipeline’s earnings and cash flows. The 66.67 percent ownership interest of our General Partner in the Series AC interests and the earnings and cashflows attributable to this interest are presented as the balance and activities of the noncontrolling interest in our consolidated financial statements. For our 33.33 percent ownership of the Series AC interests we are funding approximately one-third of the debt financing and required equity of the Alberta Clipper Pipeline, for which we are entitled to approximately one-third of the project’s earnings and cash flows. We and our General Partner each have a right of first refusal on the other’s investment in the Alberta Clipper Pipeline, and we retain the right to fund up to 100 percent of any expansion of the Alberta Clipper Pipeline, which would result in a corresponding adjustment of our General Partner’s interest.

The funding of the construction costs for the Alberta Clipper Pipeline provided by our General Partner were facilitated through a $400.0 million credit facility with us, which we referred to as the A1 Credit Agreement, as well as capital contributions directly by the Series AC holders. In March 2010, we refinanced $324.6 million of amounts we had outstanding and payable to our General Partner under the A1 Credit Agreement, by issuing a promissory note payable to our General Partner, at which time we also terminated the A1 Credit Agreement. The promissory note payable, which we refer to as the A1 Term Note, matures on March 15, 2020, bears interest at a fixed rate of 5.20% and has a maximum loan amount of $400 million. Interest is payable semi-annually on March 15th and September 15th of each year. The A1 Term Note does not contain any covenants restricting our issuance of additional unsecured indebtedness and has recourse only to the assets of the United States portion of the Alberta Clipper Pipeline and is subordinate to all of our senior indebtedness.

Under the terms of the A1 Term Note, we have the ability to increase the principal amount outstanding to finance the debt portion of the Alberta Clipper Pipeline that our General Partner is obligated to make pursuant to the Alberta Clipper Joint Funding Arrangement for any additional costs associated with our construction of the Alberta Clipper Pipeline that we incur after the date the original A1 Term Note was issued. The increases we make to the principal balance of the A1 Term Note will also mature on March 15, 2020. Pursuant to the terms of the A1 Term Note, we are required to make semi-annual payments of principal and accrued interest. The semi-annual principal payments are based upon a straight-line amortization of the principal balance over a 30 year period as set forth in the approved terms of the cost of service recovery model associated with the Alberta Clipper Pipeline. The approved terms for the Alberta Clipper Pipeline are described in the “Alberta Clipper U.S. Term Sheet,” which is included as Exhibit I to the June 27, 2008 Offer of Settlement filed with the FERC by the OLP and approved on August 28, 2008 (Docket No. OR08-12-000).

A summary of the cash activity for both the A1 Credit Agreement and A1 Term Note for the years ended December 31, 2010 and 2009 is as follows:

	A1 Credit Facility	A1 Term Note	Total
	(in millions)
Balance at December 31, 2008	$—	$—	$—
Borrowings	269.7	—	269.7

Balance at December 31, 2009	269.7	—	269.7
Borrowings	54.9	353.5	408.4
Repayments	(324.6)	(6.1)	(330.7)

Balance at December 31, 2010	$—	$347.4	$347.4

The following table presents in millions, the scheduled maturities of the A1 Term Note based upon the $347.4 million outstanding at December 31, 2010:

Principal Repayment Amount
(in millions)
2011	$11.6
2012	11.6
2013	11.6
2014	11.6
2015	11.6
Thereafter	289.4

Total	$347.4

Our General Partner also made equity contributions totaling $102.3 million and $329.7 million to the OLP during the years ended December 31, 2010 and 2009, respectively, to fund its equity portion of the construction costs associated with the Alberta Clipper Pipeline.

We allocated earnings derived from operating the Alberta Clipper Pipeline in the amounts of $60.6 million and $11.4 million to our General Partner for its 66.67 percent share of the earnings of the Alberta Clipper Pipeline for the years ended December 31, 2010 and 2009, respectively. We have presented the amounts we allocated to our General Partner for its share of the earnings of the Alberta Clipper Pipeline in “Net income attributable to noncontrolling interest” on our consolidated statements of income.

Distribution to Series AC Interests

The following table presents distributions paid by the OLP to our General Partner and its affiliate during the year ended December 31, 2010, representing the noncontrolling interest in the Series AC and to us, also referred to as the holders of the Series AC general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC interests.

Distribution Declaration Date	Distribution Payment Date	Amount paid to the Partnership	Amount paid to the noncontrolling interest	Total Series AC Distribution
		(in millions)
October 27	November 12	$10.7	$21.4	$32.1
July 23	August 13	8.6	17.2	25.8

		$19.3	$38.6	$57.9

Asset Purchase and Sale Transactions with Affiliates

Line 13 Exchange and Lease

In connection with the development of a diluent pipeline being constructed by Enbridge Pipelines (Southern Lights), L.L.C., or Southern Lights, a wholly-owned subsidiary of our General Partner, we completed the transfer of a 156-mile section of pipeline, which we refer to as Line 13, from our Lakehead system to Southern Lights in exchange for a newly constructed pipeline for transporting light sour crude oil. In connection with the exchange, at the request of shippers and to ensure adequate southbound pipeline capacity prior to the completion of the Alberta Clipper Pipeline, we agreed to lease Line 13 from Southern Lights for monthly payments of $1.8 million. The transfer and lease which became effective February 20, 2009, expired in April 2010 in accordance with the lease. For the year ended December 31, 2010, we paid $5.4 million to Southern Lights to lease Line 13, which we recovered through the tariff that went into effect on April 1, 2010 on our Lakehead system.

The exchange resulted in a $166.5 million increase in “Property, plant and equipment” and the capital account of our General Partner included in “Partners’ capital” on our December 31, 2009 consolidated statement of financial position, representing the $171.5 million cost of the light sour pipeline that was in excess of the $5.0 million net book value of the Line 13 assets we exchanged. Included in the balances at December 31, 2009 were additional costs incurred by Southern Lights subsequent to the initial exchange of $5.8 million. The costs were transferred to us through the capital account of our General Partner and are included in the $171.5 million cost presented above. Further, $3.8 million of additional costs for the year ended December 31, 2010 were incurred and transferred by Southern Lights, which increased the total costs for the light sour crude oil pipeline at December 31, 2010 to $175.3 million. The light sour pipeline is newer and has a slightly higher capacity than Line 13, which will allow us to transport additional volumes of light sour crude oil on our Lakehead system with less integrity and maintenance costs, although depreciation and property tax expense is anticipated to increase in future periods due to the higher book value associated with these assets.

Purchase of Line Pipe

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

Spearhead Pipeline Acquisition

In May 2009, we purchased a portion of a crude oil pipeline system from CCPS Transportation, L.L.C., a wholly-owned subsidiary of our General Partner, for approximately $75 million, representing the carrying value in the records of our General Partner. The portion of the system, which we refer to as Spearhead North, includes approximately seven storage tanks and 75 miles of pipeline that our General Partner reversed to provide northbound service from Flanagan, Illinois to Griffith, Indiana. The acquisition of Spearhead North complements the existing operations of our Lakehead system, as our completed Southern Access pipeline expansion project, referred to as Southern Access Pipeline, ends in Flanagan where it connects to Spearhead North. The transaction was previously approved by the Enbridge Management Board of Directors.

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

General Partner Equity Transactions

Our General Partner owns an effective two percent general partner interest in us. Pursuant to our partnership agreement we paid cash distributions to our General Partner of $69.8 million, $57.0 million and $43.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The cash distributions we make to our General Partner exclude an amount equal to two percent of the i-units and until the conversion to Class A common units, Class C unit distributions, which we retain from the General Partner to maintain its two percent general partner interest in us.

As of December 31, 2010, our General Partner owned 23,259,168 Class A common units, representing an 18.1 percent limited partner interest in us. In October 2009, we effected the conversion of all our outstanding Class C units into Class A common units in accordance with the terms of our partnership agreement. The conversion became effective upon the determination by our General Partner that the converted Class C units would have, as a substantive matter, like intrinsic economic and federal income tax characteristics, in all material respects, to the intrinsic economic and federal income tax characteristics of our outstanding Class A common units. Along with the conversion, we issued and sold 21,245 Class A common units to our General Partner for a purchase price of $47.07 per unit, or approximately $1.0 million.

As of December 31, 2010 and 2009, our General Partner also owned 3,912,750 Class B common units, representing a 3.0 percent and 3.3 percent limited partner interest in us for the respective years. We paid the General Partner cash distributions of $15.8 million, $15.5 million and $15.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, with respect to its ownership of Class B common units. We also paid the General Partner cash distributions of $94.1 million for the year ended December 31, 2010, with respect to its ownership of Class A common units.

As a result of the October 2009 conversion of all our outstanding Class C units into Class A common units we did not have any Class C units outstanding at December 31, 2010 and 2009. At December 31, 2008, our General Partner owned 6,449,315 of our Class C units. We distributed 538,609 and 529,207 additional Class C units to our General Partner during the years ended December 31, 2009 and 2008, respectively, in lieu of making cash distributions. The Class C units owned by our General Partner at December 31, 2008 represented an approximately 5.5 percent limited partner interest in us. Refer to Note 11 for additional information regarding the Class C units.

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

Issuance Dates	Class of Limited Partnership Interest	Number of units Issued	Offering Price per unit(2)	Net Proceeds to the Partnership(3)	General Partner Contribution	Net Proceeds Including General Partner Contribution
	(in millions, except units and per unit amounts)
October 1 to December 31, 2010(1)	Class A	144,615	$55.70	$7.6	$0.2	$7.8
November 2010	Class A	5,980,000	$60.12	$347.4	$7.4	$354.8
July 1 to September 30, 2010(1)	Class A	686,741	$54.21	$36.3	$0.7	$37.0
April 1 to June 30, 2010(1)	Class A	287,345	$52.52	$14.8	$0.3	$15.1
October 2009	Class A	21,245	$47.07	$1.0	$—	$1.0
December 2008	Class A	16,250,000	$30.76	$499.6	$10.2	$509.8
March 2008	Class A	4,600,000	$49.00	$217.2	$4.6	$221.8

(1)	Limited partnership issuances under the EDA for the periods indicated.

(2)	The offering price per unit listed for the EDA issuances is a calculated average unit price for the periods indicated.

(3)	Net of underwriters’ fees and discounts, commissions and issuance expenses.

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

13. COMMITMENTS AND CONTINGENCIES

Environmental Liabilities

We are subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to liquid hydrocarbon and natural gas pipeline operations, and we could, at times, be subject to environmental cleanup and enforcement actions. We manage this environmental risk through appropriate environmental policies and practices to minimize any impact our operations may have on the environment. To the extent that we are unable to recover environmental liabilities through insurance or other potentially responsible parties, we will be responsible for payment of liabilities arising from environmental incidents associated with the operating activities of our Liquids and Natural Gas businesses. Our General Partner has agreed to indemnify us from and against any costs relating to environmental liabilities associated with the Lakehead system assets prior to the transfer of these assets to us in 1991. This excludes any liabilities resulting from a change in laws after such transfer. We continue to voluntarily investigate past crude oil release sites on our systems for the purpose of assessing whether any remediation is required in light of current regulations.

As of December 31, 2010 and 2009, we have recorded $44.2 million and $3.4 million, respectively, in “Other long-term liabilities,” primarily to address remediation of contaminated sites, asbestos containing materials, management of hazardous waste material disposal, outstanding air quality measures for certain of our liquids and natural gas assets, and penalties we have been or expect to be assessed.

Lakehead Lines 6A & 6B Crude Oil Releases

Line 6B Crude Oil Release

On July 26, 2010, a release of crude oil on Line 6B of our Lakehead system was reported near Marshall, Michigan. We currently estimate that approximately 20,000 barrels of crude oil were leaked at the site, a portion of which reached the Talmadge Creek, a waterway that feeds the Kalamazoo River. We shut down our pipelines in the vicinity, notified the appropriate federal, state and local officials, and dispatched emergency response crews to oversee the containment of the released crude oil and cleanup of the affected areas. The released crude oil affected approximately 38 miles of area along the Talmadge Creek and Kalamazoo River waterways, including residential areas, businesses, farmland and marshland between Marshall and downstream of Battle Creek, Michigan. In response to the release, a unified command structure was established under the jurisdiction of the Environmental Protection Agency, or EPA, the Michigan Department of Natural Resources and Environment, or MDNRE, and other federal, state and local agencies. The cause of the release remains the subject of an investigation by the National Transportation Safety Board, or NTSB, and other federal and state regulatory agencies.

Pursuant to an administrative order issued by the EPA under the Clean Water Act, we were directed to clean up the released crude oil and remediate and restore the affected areas, a process we had begun upon discovering the release. We initially estimated that in connection with this incident we would incur $430 million of aggregate gross costs, before insurance recoveries, fines and penalties, and approximately $13 million of lost revenue. These costs include the emergency response, environmental remediation and cleanup activities associated with the crude oil release and potential claims by third parties. We subsequently revised our estimate to $550 million based on a review of costs and commitments incurred, as well as additional information concerning the requirements for environmental restoration and remediation. The revised estimate is based on currently available information and will be updated as considered necessary to incorporate material new information, if any, as it becomes available. The assumptions we have made including the scope of our remediation efforts, the duration that resources will be required to complete the work, weather conditions and other similar factors underlying our estimates are subject to further modification and could result in additional revisions to our estimates. The actual costs we incur may materially differ from the foregoing estimate due to variations in any or all of the categories described above including modified or revised requirements from regulatory agencies. We expect to pay approximately 90 percent of the estimated costs by the end of 2011. For the year ended December 31, 2010, we paid $293.6 million related to the costs on the Line 6B crude oil release and have a remaining liability of $256.4 million, a majority of which is presented as current, on our consolidated statement of financial position as of December 31, 2010.

For purposes of estimating our expected losses associated with the Line 6B crude oil release, those costs that we considered probable and could be reasonably estimated at December 31, 2010 were included. Our estimates do not include amounts we have capitalized or any unasserted fines, penalties and claims associated with the release that may later become evident.

The following table includes the material components underlying our estimated loss for the cleanup, remediation and restoration associated with the Line 6B release:

(in millions)
Equipment and other resources	$153
Field response personnel	194
Professional, regulatory and other	203

Total	$550

A significant portion of the effort to clean up, remediate and restore the areas affected by the Line 6B release was performed by the end of 2010. However, we continue to remediate identified sites, and we expect to make payments for additional costs associated with remediation and restoration of the area, air and groundwater monitoring, along with other legal, professional and regulatory costs through future periods. All the initiatives we will undertake in the monitoring and restoration phase are intended to restore the incident area to the satisfaction of the appropriate regulatory authorities. Where applicable, the assumptions include estimates of the expected number of days the associated services will be required and rates that we have obtained from contracts negotiated for the respective service and equipment providers. As invoices are received for the actual personnel, equipment and services, our estimates will be further refined. Our estimates also consider currently available facts, existing technology and presently enacted laws and regulations. These amounts also consider our and other companies’ prior experience remediating contaminated sites and data released by government organizations. Despite the efforts we have made to ensure the reasonableness of our estimates, changes to the recorded amounts associated with this release are reasonably possible as more reliable information becomes available.

Although we have met the deadlines established by the EPA for cleaning up and remediating areas affected by the released crude oil, we have the potential of incurring additional costs in connection with this incident, including fines and penalties. Approximately twenty actions or claims have been filed against us and our affiliates in state and federal courts in connection with this incident. Additionally, a number of government agencies and regulators have initiated investigations into the Line 6B incident, however, no penalties or fines have been assessed against us. We are evaluating all claims and intend to defend ourselves against any lawsuits.

The removal and replacement of the Line 6B pipeline segment was completed under the supervision of the United States Department of Transportation’s Pipeline and Hazardous Materials Safety Administration, or PHMSA, which required us to perform specific tasks to ensure the safety of the pipeline before returning it to service. The excavation and replacement of the pipeline segment in the vicinity of the release site was completed and regulatory approval of our pipeline restart plan was obtained from PHMSA. On September 27, 2010 the pipeline was safely brought back into service.

Line 6A Crude Oil Release

A release of crude oil from Line 6A of our Lakehead system was reported in an industrial area of Romeoville, Illinois on September 9, 2010. We immediately shut down the pipeline in the vicinity and dispatched emergency response crews to oversee containment, cleanup and the replacement of the pipeline segment. We currently estimate that approximately 9,000 barrels of crude oil were released, of which approximately 1,400 barrels were removed from the pipeline as part of the repair. Some of the released crude oil went onto a roadway, into a storm sewer, waste water treatment facility and then into a nearby retention pond. All but a small amount of the crude oil was recovered. We completed excavation and replacement of the pipeline segment and returned it to service on September 17, 2010. The cause of the crude oil release remains subject to investigation by federal and state environmental and pipeline safety regulators.

In connection with this incident, we estimate that before insurance recoveries we will incur aggregate costs of approximately $45 million, excluding fines and penalties, and approximately $3 million of lost revenues. These costs include the emergency response, environmental remediation and cleanup activities associated with the crude oil release. The foregoing estimate is based on currently available information and will be updated as considered necessary to incorporate material new information as it becomes available. The actual costs we incur may differ from the foregoing estimate due to variations in any or all of the categories described above including modified or revised requirements from regulatory agencies. We expect to pay approximately 90 percent of the estimated costs by the end of 2011. For the year ended December 31, 2010, we paid $34.4 million related to the costs on the Line 6A release and have a remaining total liability of $10.6 million, a majority of which is presented as current, on our consolidated statement of financial position as of December 31, 2010.

We included those costs we considered probable and that we could reasonably estimate for purposes of determining our expected losses associated with the Line 6A release. Our estimates do not include consideration for any unasserted claims associated with the release that may later become evident, nor have we considered any potential recoveries from third-parties that may later be determined to have contributed to the release. The following table includes the material components underlying our estimated loss for the cleanup, remediation and restoration associated with the Line 6A release:

(in millions)
Equipment and other resources	$10
Field response personnel	12
Professional, regulatory and other	23

Total	$45

We have substantially completed the cleanup, remediation and restoration of the areas affected by the crude oil release from Line 6A. We expect to make payments for additional costs associated with the release for air and groundwater monitoring, along with other professional and legal fees into future periods. Where applicable, our assumptions includes estimates of the expected number of days the associated services will be required and rates that we have obtained from contracts negotiated for the respective services and equipment. We have further refined our estimates based upon actual invoices received and paid for the personnel, equipment and services provided by our vendors. Our estimates have also been refined to consider currently available facts specific to these circumstances, existing technology and presently enacted laws and regulations. Despite the efforts we have made to ensure the reasonableness of our estimates, changes to the recorded amounts associated with this release are reasonably possible as more reliable information becomes available, although we do not expect these changes to be significant to our operating results, cash flows or financial position.

We have the potential of incurring additional costs in connection with this incident, including fines and penalties. A number of governmental agencies and regulators have initiated investigations into the Line 6A incident. One action or claim has been filed against us and our affiliates, in state and federal courts in connection with this incident.

Lines 6A & 6B Fines and Penalties

Our estimated environmental costs for both the Line 6A and Line 6B releases do not include an estimate for fines and penalties at December 31, 2010, which may be imposed by the EPA and PHMSA in addition to other state and local governmental agencies. Several factors remain outstanding at the end of the period that we consider critical in estimating the amount of fines and penalties that we may be assessed.

Due to the absence of sufficient information, we cannot provide a reasonable estimate of our liability for fines and penalties to be assessed in connection with each of the releases. As a result, we have not recorded any liability for expected fines and penalties.

Insurance Recoveries

We maintain commercial liability insurance coverage that is consistent with coverage considered customary for our industry. The commercial liability insurance covers costs associated with environmental incidents such as those we have incurred for the releases from Lines 6A and 6B, excluding costs for fines and penalties. We are included in the comprehensive insurance program that is maintained by Enbridge for its subsidiaries and affiliates, which has an aggregate limit of $650.0 million for pollution liability through the policy renewal date of May 1, 2011. Enbridge and its subsidiaries and affiliates, including us, have remaining coverage under these insurance policies of approximately $70 million. We do not maintain insurance coverage for interruption of our operations except for water crossings, and therefore, we will not recover the approximately $16 million of revenues lost while Lines 6A and 6B were not in service.

Apart from the amounts for which we are not insured, we anticipate that substantially all of the costs we have incurred from the releases will ultimately be recoverable under our existing insurance policies. We expect to record a receivable for any amounts we claim for recovery pursuant to our insurance policies during the period that we deem realization of the claim for recovery is probable.

Lakehead Line 2B Crude Oil Release

On January 8, 2010, an unexpected release on Line 2B of our Lakehead system occurred in Pembina County, North Dakota. We immediately shut down our pipelines in the vicinity and dispatched emergency response crews to oversee containment, cleanup and repair of the pipeline. We completed the excavation and repairs and returned the line to service within five days. Line 2B was restarted January 13, 2010, once repairs on the pipeline were completed. The volume of oil released was approximately 3,000 barrels, which was largely contained in an area surrounding the pipeline release. We continue to work with the NTSB which is leading the federal and state environmental and pipeline safety regulators’ investigation into the cause of the release. We have the potential of incurring additional costs in connection with this incident, including expenditures necessary to remediate any operating condition that is determined to have caused the incident. The total costs related to the Line 2B release were $3.3 million which we have paid in full as of December 31, 2010. On our consolidated statement of financial position as of December 31, 2010, we had no remaining amounts accrued for additional cleanup and repair costs associated with the incident.

Pipeline Integrity Commitment

In connection with the restart of Line 6B of our Lakehead system with PHMSA, we committed to accelerate a process we had initiated prior to the release to perform additional inspections, testing and refurbishment of Line 6B within and beyond the immediate area of the July 26, 2010 incident. Pursuant to this agreement, we are remediating on schedule those pipeline anomalies identified by us between the years 2007 and 2009 that were scheduled for refurbishment, including anomalies identified for action in a July 2010 PHMSA notification. We have agreed to complete all required work within 180 days of the September 27, 2010 restart of Line 6B. In addition to the required integrity measures, we also agreed to replace a 3,600 foot section of the Line 6B pipeline that lies underneath the St. Clair River in Michigan within one year of the restart of Line 6B, subject to obtaining required permits. The total cost associated with these integrity measures and pipeline replacement is estimated to approximate $110 million. Additional significant integrity expenditures may be required after this initial remediation program. The total cost of these integrity measures is separate from the environmental liabilities discussed above. The pipeline integrity and replacement costs will be capitalized or expensed in accordance with our capitalization policies as these costs are incurred, the majority of which are expected to be capital in nature. Costs we incur for in-line inspection, crack detection tool runs and hydrostatic testing to verify the integrity of the pipeline will be expensed as incurred. We are currently discussing with our customers recovery of these costs through the tolls on our Lakehead system.

Oil and Gas in Custody

Our liquids assets transport crude oil and NGLs owned by our customers for a fee. The volume of liquid hydrocarbons in our pipeline systems at any one time varies from approximately 26 million to 50 million barrels, virtually all of which is owned by our customers. Under the terms of our tariffs, losses of crude oil from identifiable incidents not resulting from our direct negligence may be apportioned among our customers. In addition, we maintain adequate property insurance coverage with respect to crude oil and NGLs in our custody.

Approximately 36 percent of the natural gas volumes on our natural gas assets are transported for customers on a contractual basis. We purchase the remaining 64 percent and sell to third parties downstream of the purchase point. At any point in time, the value of our customers’ natural gas in the custody of our natural gas systems is not significant to our operating results, cash flows, or financial position.

Rights-of-Way

As part of our pipeline construction process, we must obtain certain rights-of-way from landowners whose property the pipeline will cross. Rights-of-way that we buy are capitalized as part of “Property, plant and equipment” in our consolidated statements of financial position. Rights-of-way that we lease are expensed. We have recorded expenses of $2.2 million, $2.4 million and $2.0 million for the leased right-of-way agreements for the years ended December 31, 2010, 2009, and 2008, respectively.

Fines and Penalties

We paid $1.0 million to the State of Wisconsin in October 2010 to resolve fines, penalties and related matters associated with a proceeding brought against us by the State of Wisconsin Department of Justice on behalf of the Wisconsin Department of Natural Resources, for emissions and permit matters associated with our storage tanks located at the Superior, Wisconsin pipeline terminal.

In September of 2010, we paid a $2.4 million fine to settle proceedings brought against us by PHMSA for the unexpected release and fire on Line 3 of our Lakehead system that occurred in November 2007 during planned maintenance near our Clearbrook, Minnesota terminal.

Legal and Regulatory Proceedings

We are a participant in various legal and regulatory proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We are also directly, or indirectly, subject to challenges by special interest groups to regulatory approvals and permits for certain of our expansion projects.

A number of governmental agencies and regulators have initiated investigations into the Line 6A and Line 6B incidents. Approximately twenty actions or claims have been filed against us and our affiliates, in state and federal courts in connection with the Line 6B incident, including direct actions, actions seeking class status, and actions seeking derivative status. With respect to the Line 6B incident, no penalties or fines have been assessed against us to-date. Governmental agencies and regulators have also initiated investigations into the Line 6A incident. One action or claim has been filed against us and our affiliates, in state court in connection with this incident, and we believe this action or claim has been resolved pursuant to an agreed interim order. We have accrued a provision for future legal costs associated with the Line 6A and Line 6B incidents as described above in the section titled Lakehead Lines 6A & 6B Crude Oil Releases of this footnote.

Future Minimum Commitments

As of December 31, 2010, our future minimum commitments that have remaining non-cancelable terms in excess of one year are as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)
Purchase commitments(1)	$270.5	$—	$—	$—	$—	$—	$270.5
Power commitments(2)	5.0	1.6	—	—	—	—	6.6
Other operating leases	18.9	12.8	9.8	9.6	9.5	43.2	103.8
Right-of-way(3)	2.2	2.1	2.1	2.0	2.0	51.8	62.2
Product purchase obligations(4)	21.5	19.5	12.9	0.7	0.1	—	54.7
Service contract obligations(5)	23.4	13.8	3.0	0.2	—	—	40.4

Total	$341.5	$49.8	$27.8	$12.5	$11.6	$95.0	$538.2

(1)	Represents commitments to purchase materials, primarily pipe from third-party suppliers in connection with our growth projects.

(2)	Represents commitments to purchase power in connection with our Liquids segment.

(3)

Right-of-way payments are estimated to approximate $2.0 million to $2.2 million per year for the remaining life of all pipeline systems, which has been assumed to be 25 years for purposes of calculating the amount of future minimum commitments beyond 2015.

(4)	We have long-term product purchase obligations with several third-party suppliers to acquire natural gas and NGLs at prices approximating market at the time of delivery.

(5)	The service contract obligations represent the minimum payment amounts for firm transportation and storage capacity we have reserved on third-party pipelines and storage facilities.

The purchases made under our non-cancelable commitments for the years ended December 31, 2010, 2009 and 2008 were $294.6 million, $345.1 million and $389.9 million, respectively.

14. JOINT TARIFF REVENUES

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

Our joint tariff agreement with Mustang that was in place from October 2005 through March 2009 allowed for shippers on our Lakehead system to reach markets downstream of Chicago, Illinois at a discounted transportation rate for their commitments to transport crude oil on our system and then on the Mustang pipeline. From October 2005 to March 2009, we incorrectly invoiced a shipper on our Lakehead system, which was not a committed shipper, at the discounted transportation rate. Additionally, we continued to invoice two other shippers whose commitments expired in September 2008 at discounted transportation rates rather than the undiscounted non-committed shipper rates. Due to our incorrectly invoicing these shippers, we understated approximately $13.5 million of operating revenues on our Lakehead system from October 2005 through December 2008. We invoiced and collected the previously unbilled amounts from these shippers in the first quarter of 2009.

In connection with the invoicing errors noted above, we also identified volumetric differences totaling approximately 11 million barrels of crude oil for the volumes we measured as delivered to the Mustang pipeline system for five committed shippers and the volumes that Mustang reported as delivered at Patoka for the same committed shippers. The volumetric differences we identified primarily relate to our fiscal years ended December 31, 2007 and 2008, where we have determined that services provided by our Lakehead system to transport approximately 9.4 million barrels of crude oil were not invoiced. In December 2009, we invoiced an aggregate of $9.0 million for the 9.4 million barrels of crude oil we transported and had not previously invoiced, which we recognized as revenue in our consolidated statement of income for the year ended December 31, 2009. We subsequently collected the amounts we invoiced.

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

15. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations and fluctuations in commodity prices and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL sales and the corresponding cost of natural gas we purchase for processing. Our interest rate risk exposure results from changes in interest rates on our variable rate debt and exists at the corporate level where our variable rate debt obligations are issued. Our exposure to commodity price risk exists within each of our segments. We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in interest rates and commodity prices, as well as to reduce volatility to our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on interest rates or commodity prices. We have hedged a portion of our exposure to variability in future cash flows associated with the risks discussed above through 2015 in accordance with our risk management policies.

Accounting Treatment

We record all derivative financial instruments in our consolidated financial statements at fair market value, which we adjust each period for changes in the fair market value, which we refer to as marking to market, or mark-to-market. The fair market value of these derivative financial instruments reflects the estimated amounts that we would pay to transfer a liability or receive to sell an asset in an orderly transaction with market participants, to terminate or close the contracts at the reporting date, taking into account the current unrealized losses or gains on open contracts. We use external market quotes and indices to value substantially all of the derivative financial instruments we utilize.

In accordance with the applicable authoritative accounting guidance, if a derivative financial instrument does not qualify as a hedge, or is not designated as a hedge, the derivative is marked-to-market each period with the increases and decreases in fair market value recorded in our consolidated statements of income as increases and decreases in “Operating revenue,” “Cost of natural gas” and “Power” for our commodity-based derivatives and “Interest expense” for our interest rate derivatives. Cash flow is only impacted to the extent the actual derivative contract is settled by making or receiving a payment to or from the counterparty or by making or receiving a payment for entering into a contract that exactly offsets the original derivative contract. Typically, we settle our derivative contracts when the physical transaction that underlies the derivative financial instrument occurs.

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

Non-Qualified Hedges

Many of our derivative financial instruments qualify for hedge accounting treatment as set forth in the authoritative accounting guidance. However, we have transaction types associated with our commodity and interest rate derivative financial instruments where the hedge structure does not meet the requirements to apply hedge accounting. As a result, these derivative financial instruments do not qualify for hedge accounting and are referred to as non-qualifying. These non-qualifying derivative financial instruments are marked-to-market each period with the change in fair value, representing unrealized gains and losses, included in “Operating Revenue,” “Cost of natural gas,” “Power” or “Interest expense” in our consolidated statements of income. These mark-to-market adjustments produce a degree of earnings volatility that can often be significant from period to period, but have no cash flow impact relative to changes in market prices. The cash flow impact occurs when the underlying physical transaction takes place in the future and the associated financial instrument contract settlement is made.

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

•

Natural Gas Forward Contracts—In our Marketing segment, we use forward contracts to sell natural gas to our customers. Historically, we have not considered these contracts to be derivatives under the NPNS exception allowed by authoritative accounting guidance. In the first quarter of 2010, we determined that a sub-group of physical natural gas sales contracts with terms allowing for economic net settlement did not qualify for the NPNS scope exception, and are being marked-to-market each period with the changes in fair value recorded in earnings. As a result, our operating income is subject to additional volatility associated with the changes in fair value of these contracts.

•

Crude Oil Contracts—In our Liquids segment, we use forward contracts to hedge a portion of the crude oil length inherent in the operation of our pipelines, which we subsequently sell at market rates. In 2010, we began executing derivative financial instruments for the current year and for 2011, which fixes the sales prices we receive in the future for this crude oil. We elected not to designate these derivative financial instruments as cash flow hedges due to the relatively small volumes involved. As a result, our operating income is subject to additional volatility associated with fluctuations in crude oil prices until the underlying transactions are settled or offset.

•

Power Purchase Agreements—In our Liquids segment, we use forward physical power agreements to fix the price of a portion of the power consumed by our pumping stations in the transportation of crude oil in our owned pipelines. We designate these derivative agreements as non-qualifying hedges because they fail to meet the criteria for cash flow hedging or the NPNS exception. As various states in which our pipelines operate have legislated either partially or fully deregulated power markets, we have the opportunity to create economic hedges on power exposure within the requirements of applicable risk policies. As a result, our operating income is subject to additional volatility associated with changes in the fair value of these agreements due to fluctuations in forward power prices.

Interest Rate Risk Exposures:

•

Interest Rate Caps—At the corporate level, our earnings and cash flows are affected by fluctuations in interest rates associated with our variable interest rate debt. Our variable interest rate borrowing cost is determined at the time of each borrowing or interest rate reset based upon a posted London Interbank Offered Rate, or LIBOR, for the period of borrowing or interest rate reset, increased by a defined credit spread. In order to mitigate the negative effect that increasing interest rates can have on our cash flows, we have entered into interest rate caps, which establish a ceiling averaging approximately 1.14% on the interest rates we pay on up to $200 million of our variable rate indebtedness. Although our interest rate caps protect us from the adverse effect of higher interest rates, they do not qualify for hedge accounting and, as a result, changes in the market value of these instruments creates additional volatility in our earnings.

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

We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

•	Natural Gas and Marketing segments commodity-based derivatives—”Cost of natural gas”

•	Liquids segment commodity-based derivatives—”Operating revenue” and “Power”

•	Corporate interest rate derivatives—”Interest expense”

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net unrealized gains and losses associated with the changes in fair value of our derivative financial instruments:

	For the year ended December 31,
	2010	2009	2008
Liquids segment
Non-qualified hedges	$(2.8)	$—	$—
Natural Gas segment
Hedge ineffectiveness	3.5	(0.7)	(0.1)
Non-qualified hedges	0.9	(35.7)	85.1
Marketing
Non-qualified hedges	(6.7)	20.7	(16.2)

Commodity derivative fair value gains (losses)	(5.1)	(15.7)	68.8
Corporate
Non-qualified interest rate hedges	(1.0)	0.5	—

Derivative fair value gains (losses)	$(6.1)	$(15.2)	$68.8

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	December 31,
	2010	2009
	(in millions)
Other current assets	$37.1	$14.8
Other assets, net	5.0	43.7
Accounts payable and other	(79.2)	(59.2)
Other long-term liabilities	(67.1)	(50.5)

	$(104.2)	$(51.2)

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

We record the change in fair value of our highly effective cash flow hedges in AOCI, until the derivative financial instruments are settled, at which time they are reclassified to earnings. Also included in AOCI are unrecognized gains of approximately $1.0 million associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted commodity transactions that were subsequently de-designated. These losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings. We estimate that approximately $31.9 million, representing unrealized net losses from our cash flow hedging activities based on pricing and positions at December 31, 2010, will be reclassified from AOCI to earnings during the next 12 months.

In connection with our March 2010 issuance and sale of $500 million in principal amount of our 5.20% senior notes due March 15, 2020, which we refer to as the 2020 Notes, we paid $13.2 million to settle treasury locks we entered to hedge the interest payments on a portion of these obligations through the maturity date of the 2020 Notes. We also received $10.2 million to settle treasury locks associated with our September 2010 issuance and sale of $400 million in principal amount of our 5.50% senior notes due September 15, 2040, which we refer to as the 2040 Notes, that we entered to hedge the interest payments on a portion of the obligations through the maturity date of the 2040 Notes. Both the $13.2 million and $10.2 million settlement amounts are being amortized from AOCI to “Interest expense” over the respective 10- and 30-year terms of the 2020 and 2040 Notes.

The table below summarizes our derivative balances by counterparty credit quality (negative amounts represent our net obligations to pay the counterparty).

	December 31,
	2010	2009
	(in millions)
Counterparty Credit Quality*
AAA	$—	$—
AA	(48.7)	14.2
A	(61.3)	(62.2)
Lower than A	5.8	(3.2)

	$(104.2)	$(51.2)

*	As determined by nationally recognized statistical ratings organizations.

As the net value of our derivative financial instruments has decreased in response to changes in forward commodity prices, our outstanding financial exposure to third parties has also declined. When credit thresholds are met pursuant to the terms of our International Swaps and Derivatives Association, or ISDA®, financial contracts, we have the right to require collateral from our counterparties. We have included any cash collateral received in the balances listed above. When we are in a position of posting collateral to cover our counterparties’ exposure to our non-performance, the collateral is provided through letters of credit, which are not reflected above.

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

At December 31, 2010, we were in an overall net liability position of $104.2 million, which included assets of $42.1 million. In the event that our credit ratings were to decline to the lowest level of investment grade, as determined by S&P and Moody’s, we would be required to provide additional amounts under our existing letters of credit to meet the requirements of our ISDA® agreements. For example if our credit ratings had been at the lowest level of investment grade at December 31, 2010 we would have been required to provide additional letters of credit in the amount of $83.7 million.

At December 31, 2010 and 2009, we had credit concentrations in the following industry sectors, as presented below:

	December 31,
	2010	2009
	(in millions)
U.S. financial institutions and investment banking entities	$(53.2)	$(18.8)
Non-U.S. financial institutions	(46.8)	(30.2)
Small non-integrated energy companies	(1.6)	(3.4)
Integrated oil companies	(2.6)	1.2

	$(104.2)	$(51.2)

We are holding no cash collateral on our asset exposures, and we have provided letters of credit totaling $7.3 million and $13.1 million relating to our liability exposures pursuant to the margin thresholds in effect at December 31, 2010 and 2009, respectively, under our ISDA® agreements.

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

Effect of Derivative Instruments on the Consolidated Statements of Financial Position

	Asset Derivatives			Liability Derivatives
	Financial Position Location	Fair Value at December 31,			Fair Value at December 31,
		2010	2009	Financial Position Location	2010	2009
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets	$22.9	$—	Accounts payable and other	$(21.4)	$(7.0)
Interest rate contracts	Other assets, net	2.5	38.7	Other long-term liabilities	(44.0)	(18.9)
Commodity contracts	Other current assets	10.7	15.7	Accounts payable and other	(43.4)	(47.3)
Commodity contracts	Other assets, net	14.1	17.8	Other long-term liabilities	(38.1)	(50.9)

		50.2	72.2		(146.9)	(124.1)

Derivatives not designated as hedging instruments
Interest rate contracts	Other current assets	5.1	5.8	Accounts payable and other	(4.6)	(4.8)
Interest rate contracts	Other assets, net	6.6	5.6	Other long-term liabilities	(5.9)	(4.4)
Commodity contracts	Other current assets	23.7	22.0	Accounts payable and other	(35.1)	(28.8)
Commodity contracts	Other assets, net	8.7	12.1	Other long-term liabilities	(6.0)	(6.8)

		44.1	45.5		(51.6)	(44.8)

Total derivative instruments		$94.3	$117.7		$(198.5)	$(168.9)

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of gain (loss) recognized in AOCI on Derivative (Effective Portion)	Location of gain (loss) reclassified from AOCI to earnings (Effective Portion)	Amount of gain (loss) reclassified from AOCI to earnings (Effective Portion)	Location of gain (loss) recognized in earnings on derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of gain (loss) recognized in earnings on derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
(in millions)
For the year ended December 31, 2010
Interest rate contracts	$(52.9)	Interest expense	$(7.2)	Interest expense	$0.2
Commodity contracts	7.4	Cost of natural gas	(21.4)	Cost of natural gas	3.5

Total	$(45.5)		$(28.6)		$3.7

For the year ended December 31, 2009
Interest rate contracts	$12.9	Interest expense	$(2.3)	Interest expense	$—
Commodity contracts	(102.0)	Cost of natural gas	39.9	Cost of natural gas	(0.7)

Total	$(89.1)		$37.6		$(0.7)

(1)

Includes only the ineffective portion of derivatives that are designated as hedging instruments and does not include net gains or losses associated with derivatives that do not qualify for hedge accounting treatment.

Effect of Derivative Instruments on Consolidated Statements of Income

		For the year ended December 31,
		2010	2009
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings	Amount of Gain or (Loss) Recognized in Earnings(1)
		(in millions)
Interest rate contracts	Interest expense	$(1.0)	$0.5
Commodity contracts	Operating revenue	(2.0)	—
Commodity contracts	Power	(0.8)	—
Commodity contracts	Cost of natural gas	(5.8)	(15.0)

Total		$(9.6)	$(14.5)

(1)

Includes only net gains or losses associated with those derivatives that do not qualify for hedge accounting treatment and does not include the ineffective portion of derivatives that are designated as hedging instruments.

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	December 31, 2010			December 31, 2009
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Fair value of derivatives—gross presentation	$94.3	$(198.5)	$(104.2)	$117.7	$(168.9)	$(51.2)
Effects of netting agreements	(52.2)	52.2	—	(59.2)	59.2	—

Fair value of derivatives—net presentation	$42.1	$(146.3)	$(104.2)	$58.5	$(109.7)	$(51.2)

Inputs to Fair Value Derivative Instruments

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our valuation of the financial assets and liabilities and their placement within the fair value hierarchy.

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Interest rate contracts	$—	$(38.8)	$—	$(38.8)	$—	$14.5	$—	$14.5
Commodity contracts—financial	—	(52.4)	(24.8)	(77.2)	—	(63.2)	(7.5)	(70.7)
Commodity contracts—physical	—	—	3.4	3.4	—	—	(3.5)	(3.5)
Commodity options	—	(0.2)	8.6	8.4	—	(1.3)	9.3	8.0
Interest rate options	—	—	—	—	—	0.5	—	0.5

Total	$—	$(91.4)	$(12.8)	$(104.2)	$—	$(49.5)	$(1.7)	$(51.2)

The table below provides a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities from January 1, 2010 to December 31, 2010. No transfers of assets between any of the Levels occurred during the period.

	2010
	Commodity Financial Contracts	Commodity Physical Contracts	Commodity Options	Total
Beginning balance as of January 1	$(7.5)	$(3.5)	$9.3	$(1.7)
Transfer out of Level 3(1)	—	—	—	—
Gains or losses
Included in earnings (or changes in net assets)	(11.8)	12.0	1.1	1.3
Included in other comprehensive income	(14.2)	—	1.0	(13.2)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Settlements(2)	8.7	(5.1)	(2.8)	0.8

Ending balance as of December 31	$(24.8)	$3.4	$8.6	$(12.8)

Amount of changes in net assets attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(32.3)	$3.4	$3.1	$(25.8)

Amounts reported in operating revenue	$(1.0)	$—	$—	$(1.0)

(1)	Our policy is to recognize transfers as of the last day of the reporting period.

(2)	Settlements represent the realized portion of forward contracts.

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at December 31, 2010 and 2009.

	At December 31, 2010						At December 31, 2009
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
Portion of contracts maturing in 2011
Swaps
Receive variable/pay fixed	Natural Gas	3,940,232	$4.42	$5.56	$0.4	$(4.9)	$—	$(3.1)
	NGL	205,000	$94.46	$61.20	$6.8	$—	$3.2	$—
	Crude Oil	50,000	$91.67	$83.71	$0.4	$—	$—	$—
Receive fixed/pay variable	Natural Gas	10,192,381	$4.08	$4.48	$2.6	$(6.7)	$—	$(19.3)
	NGL	4,898,860	$47.24	$54.14	$5.0	$(38.8)	$6.1	$(7.0)
	Crude Oil	1,651,890	$78.67	$92.59	$—	$(22.9)	$—	$(10.0)
Receive variable/pay variable	Natural Gas	66,762,136	$4.40	$4.35	$5.0	$(1.2)	$2.9	$(0.1)
Physical Contracts
Receive fixed/pay variable	NGL	952,452	$66.75	$70.81	$0.5	$(4.4)	$—	$—
	Crude Oil	278,000	$84.81	$91.70	$—	$(1.9)	$—	$—
Receive variable/pay fixed	NGL	490,000	$65.49	$62.25	$1.6	$—	$—	$—
	Crude Oil	193,000	$91.44	$85.97	$1.1	$—	$—	$—
	Power	99,930,000	$0.04	$0.04	$—	$(0.8)	$—	$—
Receive variable/pay variable	Crude Oil	661,797	$91.58	$91.12	$0.5	$(0.2)	$—	$—
	NGL	3,479,136	$67.62	$66.25	$6.2	$(1.4)	$—	$—
	Natural Gas	26,868,612	$4.36	$4.32	$1.1	$—	$—	$—
Portion of contracts maturing in 2012
Swaps
Receive variable/pay fixed	Natural Gas	908,813	$4.97	$9.14	$—	$(3.8)	$—	$(2.6)
Receive fixed/pay variable	Natural Gas	2,552,500	$4.89	$5.06	$1.7	$(2.1)	$0.3	$(4.2)
	NGL	1,401,780	$58.95	$58.67	$8.0	$(7.6)	$7.1	$(0.9)
	Crude Oil	807,030	$80.52	$93.84	$—	$(10.7)	$—	$(5.3)
Receive variable/pay variable	Natural Gas	50,809,000	$4.99	$4.99	$1.0	$(0.8)	$0.6	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	14,963,301	$5.00	$4.96	$0.6	$—	$—	$—
	NGL	522,857	$56.88	$55.63	$0.7	$—	$—	$—
Portion of contracts maturing in 2013
Swaps
Receive variable/pay fixed	Natural Gas	93,066	$5.22	$5.19	$—	$—	$—	$—
Receive fixed/pay variable	Natural Gas	730,000	$9.83	$5.14	$3.3	$—	$2.3	$—
	NGL	667,585	$65.99	$70.45	$0.3	$(3.2)	$—	$(1.0)
	Crude Oil	878,555	$86.78	$92.84	$2.2	$(7.4)	$2.3	$(3.6)
Receive variable/pay variable	Natural Gas	29,550,000	$5.27	$5.28	$0.1	$(0.2)	$—	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	6,612,450	$5.30	$5.27	$0.2	$—	$—	$—
Portion of contracts maturing in 2014
Swaps
Receive variable/pay fixed	Natural Gas	21,870	$5.60	$5.22	$—	$—	$—	$—
Receive fixed/pay variable	NGL	197,100	$76.05	$82.17	$—	$(1.1)	$—	$—
	Crude Oil	640,575	$87.84	$92.39	$—	$(2.8)	$—	$(0.4)
Receive variable/pay variable	Natural Gas	6,300,000	$5.67	$5.68	$—	$(0.1)	$—	$—
Portion of contracts maturing in 2015
Swaps
Receive fixed/pay variable	Crude Oil	208,050	$89.08	$92.61	$—	$(0.7)	$—	$—
	NGL	36,500	$78.12	$82.17	$—	$(0.1)	$—	$—

(1)

Volumes of Natural gas are measured in millions of British Thermal Units, or MMBtu, whereas volumes of NGL and Crude Oil are measured in barrels, or Bbl. Our power purchase agreements are measured in Kilowatt hours, or kWhr.

(2)	Weighted average prices received and paid are in $/MMBtu for Natural gas, $/Bbl for NGL and Crude Oil and $/kWhr for power.

(3)

The fair value is determined based on quoted market prices at December 31, 2010 and 2009, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $0.6 million of gains and $1.0 million of gains at December 31, 2010 and 2009, respectively.

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at December 31, 2010 and 2009.

	At December 31, 2010						At December 31, 2009
			Strike	Market	Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Price(2)	Price(2)	Asset	Liability	Asset	Liability
Portion of option contracts maturing in 2011
Calls (written)	Natural Gas(4)	365,000	$4.31	$4.55	$—	$(0.2)	$—	$(0.8)
Puts (purchased)	Natural Gas(4)	365,000	$3.40	$4.55	$—	$—	$—	$—
	NGL	634,370	$54.79	$57.71	$3.6	$—	$2.4	$—
	Crude Oil	217,175	$88.65	$93.76	$1.3	$—	$—	$—
Portion of option contracts maturing in 2012
Puts (purchased)	NGL	284,382	$65.90	$63.88	$3.9	$—	$3.2	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.

(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.

(3)

The fair value is determined based on quoted market prices at December 31, 2010 and 2009, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $0.1 million of losses at both December 31, 2010 and 2009.

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

			Average Fixed Rate(1)	Fair Value(2) at December 31,
Date of Maturity & Contract Type	Accounting Treatment	Notional		2010	2009
(dollars in millions)
Contracts maturing in 2011
Interest Rate Caps	Non-qualifying	$200	1.14%	$—	$0.3
Contracts maturing in 2013
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$600	4.15%	$(51.8)	$(16.9)
Interest Rate Swaps—Pay Fixed	Non-qualifying	$125	4.35%	$(10.7)	$(9.2)
Interest Rate Swaps—Pay Float	Non-qualifying	$125	4.75%	$11.9	$11.0
Contracts maturing in 2015
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$300	2.43%	$1.9	$—
Contracts settling prior to maturity
2011—Pre-issuance Hedges	Cash Flow Hedge	$300	2.92%	$23.4	$—
2012—Pre-issuance Hedges	Cash Flow Hedge	$600	4.57%	$(13.7)	$24.9
2013—Pre-issuance Hedges	Cash Flow Hedge	$300	4.62%	$(0.3)	$14.1

(1)	Interest rate derivative contracts are based on the one-month or three-month LIBOR.

(2)

The fair value is determined from quoted market prices at December 31, 2010 and 2009, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $0.5 million of gains at December 31, 2010, with no such amounts at December 31, 2009.

16. INCOME TAXES

We are not a taxable entity for United States federal income tax purposes, or for the majority of states that impose an income tax. These taxes on our net income are generally borne by our unitholders through the allocation of taxable income. Michigan and Texas within their tax structures impose taxes that are based upon many but not all items included in net income. We report these taxes as income taxes as set forth in the authoritative accounting guidance.

Our income tax expense is $7.9 million, $8.5 million and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. We computed our income tax expense by applying a Texas state income tax rate to modified gross margin and a Michigan state income tax rate to modified gross receipts. The Texas state income tax was 0.5% for the years ended December 31, 2010, 2009 and 2008. The Michigan state income tax rate was 0.2% for the year ended December 31, 2010 and 0.1% for the years ended December 31, 2009 and 2008. Our income tax expense represents effective tax rates as applied to pretax book income of (4.1%), 2.6% and 1.7% for December 31, 2010, 2009 and 2008, respectively. The effective tax rate for the Partnership is calculated by dividing the income tax expense by the pretax net book income or loss. The income base for calculating income tax expense is modified gross margin for Texas or modified gross receipts for Michigan rather than net book income or loss. The negative effective tax rate for 2010 results from pretax net book losses coupled with positive income tax expense.

At December 31, 2010 and 2009 we have included a current income tax payable of $7.9 million and $7.2 million in “Property and other taxes payable,” respectively. In addition, at December 31, 2010 and 2009, we have included a deferred income tax liability of $3.6 million and $3.1 million, respectively, in “Other long-term liabilities,” on our consolidated statements of financial position to reflect the tax associated with the difference between the net basis in assets and liabilities for financial and state tax reporting.

For the years ended December 31, 2010, 2009 and 2008, we paid $6.5 million, $5.4 million and $5.3 million in income taxes, respectively. As of December 31, 2010, we have no liability reported for unrecognized tax benefits.

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

	December 31,
	2010	2009
	(in millions)
Net book basis of assets in excess of tax basis	$(4.1)	$(3.6)
Net book losses (income) on derivatives not recognized for tax purposes	0.5	0.5

Net deferred tax liability	$(3.6)	$(3.1)

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for calendar years ended December 2009, 2008, and 2007.

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

Each of our reportable segments is a business unit that offers different services and products that is managed separately, since each business segment requires different operating strategies. We have segregated our business activities into three distinct operating segments:

•	Liquids;

•	Natural Gas; and

•	Marketing.

The following tables present certain financial information relating to our business segments and corporate activities:

	As of and for the year ended December 31, 2010
	Liquids	Natural Gas	Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$1,173.6	$5,745.7	$2,379.1	$—	$9,298.4
Less: Intersegment revenue	1.8	1,515.6	44.9	—	1,562.3

Operating revenue	1,171.8	4,230.1	2,334.2	—	7,736.1
Cost of natural gas	—	3,641.9	2,321.4	—	5,963.3
Environmental costs	600.8	—	—	—	600.8
Operating and administrative	265.5	303.6	8.9	4.1	582.1
Power	141.1	—	—	—	141.1
Depreciation and amortization	178.8	132.2	0.2	—	311.2
Impairment charge	10.3	—	—	—	10.3

Operating income	(24.7)	152.4	3.7	(4.1)	127.3
Interest expense	—	—	—	274.8	274.8
Other income	—	—	—	17.5	17.5

Income (loss) from continuing operations before income tax expense	(24.7)	152.4	3.7	(261.4)	(130.0)
Income tax expense	—	—	—	7.9	7.9

Net income (loss)	(24.7)	152.4	3.7	(269.3)	(137.9)
Less: Net income attributable to the noncontrolling interest	—	—	—	60.6	60.6

Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(24.7)	$152.4	$3.7	$(329.9)	$(198.5)

Total assets	$5,467.6	$4,494.1	$237.8	$241.5	$10,441.0

Capital expenditures (excluding acquisitions)	$427.7	$279.9	$—	$8.6	$716.2

(1)

Corporate consists of interest expense, interest income, allowance for equity during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.

	As of and for the year ended December 31, 2009
	Liquids	Natural Gas	Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$972.2	$3,965.8	$2,164.3	$—	$7,102.3
Less: Intersegment revenue	0.4	1,344.9	25.2	—	1,370.5

Operating revenue	971.8	2,620.9	2,139.1	—	5,731.8
Cost of natural gas	—	2,091.5	2,089.3	—	4,180.8
Environmental costs	1.3	1.1	—	—	2.4
Operating and administrative	247.1	287.5	6.4	5.2	546.2
Power	128.1	—	—	—	128.1
Depreciation and amortization	133.3	123.0	1.4	—	257.7

Operating income	462.0	117.8	42.0	(5.2)	616.6
Interest expense	—	—	—	228.6	228.6
Other income	—	—	—	13.4	13.4

Income from continuing operations before income tax expense	462.0	117.8	42.0	(220.4)	401.4
Income tax expense	—	—	—	8.5	8.5

Income from continuing operations	462.0	117.8	42.0	(228.9)	392.9
Loss from discontinued operations	—	(64.9)	—	—	(64.9)

Net income	462.0	52.9	42.0	(228.9)	328.0
Less: Net income attributable to the noncontrolling interest	—	—	—	11.4	11.4

Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$462.0	$52.9	$42.0	$(240.3)	$316.6

Total assets	$5,179.0	$3,306.8	$242.9	$259.6	$8,988.3

Capital expenditures (excluding acquisitions)	$1,149.1	$125.0	$—	$18.0	$1,292.1

(1)

Corporate consists of interest expense, interest income, allowance for equity during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.

	As of and for the year ended December 31, 2008
	Liquids	Natural Gas	Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$773.4	$7,666.6	$4,837.4	$—	$13,277.4
Less: Intersegment revenue	0.3	3,150.9	227.5	—	3,378.7

Operating revenue	773.1	4,515.7	4,609.9	—	9,898.7
Cost of natural gas	—	3,864.0	4,590.5	—	8,454.5
Environmental costs	5.5	—	—	—	5.5
Operating and administrative	183.9	306.4	10.1	7.1	507.5
Power	140.7	—	—	—	140.7
Depreciation and amortization	100.8	107.5	1.6	—	209.9

Operating income	342.2	237.8	7.7	(7.1)	580.6
Interest expense	—	—	—	180.6	180.6
Other income	—	—	—	1.9	1.9

Income from continuing operations before income tax expense	342.2	237.8	7.7	(185.8)	401.9
Income tax expense	—	—	—	7.0	7.0

Income from continuing operations	342.2	237.8	7.7	(192.8)	394.9
Income from discontinued operations	—	8.3	—	—	8.3

Net income	$342.2	$246.1	$7.7	$(192.8)	$403.2

Total assets	$3,976.7	$3,580.2	$319.1	$424.9	$8,300.9

Capital expenditures (excluding acquisitions)	$1,054.1	$303.6	$—	$17.7	$1,375.4

(1)	Corporate consists of interest expense, interest income and other costs such as income taxes, which are not allocated to the business segments.

18. REGULATORY MATTERS

Regulatory Accounting

We apply the authoritative accounting provisions applicable to the regulated operations of our Southern Access and Alberta Clipper pipelines. The rates for both the Southern Access and Alberta Clipper pipelines are based on a cost-of-service recovery model that follows the FERC’s authoritative guidance and is subject to annual filing requirements with the FERC. Under our cost-of-service tolling methodology we calculate tolls based on forecast volumes and costs. A difference between forecast and actual results causes an under or over collection of revenue in any given year. Under the authoritative accounting provisions applicable to our regulated operations, over or under collections of revenue are recognized in the financial statements currently and these amounts are realized or settled as cash the following year. This accounting model matches earnings to the period with which they relate and conforms to how we recover our costs associated with these expansions through the annual cost-of-service filings with our customers and the regulator.

Southern Access Pipeline

For 2010, we over collected revenue related to our Southern Access Pipeline because the actual volumes were higher than the forecast volumes used to calculate the toll surcharge. In addition, the actual costs recognized in 2010 were lower than the forecasted costs used to calculate the toll charge. As a result, for the year ended December 31, 2010, we reduced our revenues by $3.6 million on our consolidated statements of income with a corresponding regulatory liability on our consolidated statement of financial position at December 31, 2010 related to the differences in transportation volumes and costs. The amounts will be reimbursed beginning April 2011 when we update our transportation rates to account for the higher delivered volumes and lower costs than estimated.

For 2009, we under collected revenue related to our Southern Access Pipeline in-part because actual volumes had been lower than the forecast volumes used to calculate the toll surcharge. For the year ended December 31, 2009, we recognized $7.5 million of additional revenue on our consolidated statements of income, along with a corresponding regulatory receivable on our consolidated statement of financial position at December 31, 2009 related to the difference in transportation volumes. Beginning April 1, 2010, we began to collect the previously recognized revenue when the annual update to our transportation rates became effective. At December 31, 2010 a $2.1 million regulatory receivable existed related to the 2009 under collected revenue on our Southern Access Pipeline, which we will collect in the first three months of 2011.

Alberta Clipper Pipeline

Under the authoritative accounting provisions applicable to regulated operations we are permitted to capitalize and recover costs for rate-making purposes that include an allowance for equity costs during construction, referred to as AEDC. In connection with the construction of the Alberta Clipper Pipeline we have recorded AEDC in “Property, plant and equipment” on our consolidated statements of financial position in amounts totaling $27.9 million and $12.6 million at December 31, 2010 and 2009, respectively. Related to the recognition of AEDC, we also recorded $15.3 million and $12.6 million of “Other income” in our consolidated statements of income for the years ended December 31, 2010 and 2009, respectively. We also recorded an allowance for interest during construction, or AIDC, that was $4.8 million and $4.5 million for the years ended December 31, 2010 and 2009, respectively.

During 2010 we over collected revenue related to our Alberta Clipper Pipeline because the actual operating costs recognized in 2010 were lower than the forecasted costs used to calculate the toll charge. For the year ended December 31, 2010, we reduced our revenues by $10.1 million on our consolidated statements of income with a corresponding regulatory liability on our consolidated statement of financial position at December 31, 2010 related to the difference in costs. The amounts will be reimbursed beginning April 2011 when we update our transportation rates to account for the lower costs than estimated.

FERC Transportation Tariffs

Effective January 1, 2010, we increased the rates for transportation on our North Dakota system to include a new surcharge related to the completion of our Phase VI Expansion program, which increased capacity on the pipeline from 110,000 barrels per day, or Bpd, to 161,000 Bpd. This surcharge is applicable for the seven years immediately following the January 1, 2010 in-service date of the Phase VI Expansion program. The mainline expansion surcharge is applied to all mainline volumes with a destination of Clearbrook, Minnesota.

Effective April 1, 2010, we filed our annual tariff rate adjustment with the FERC to reflect true-ups for the difference between estimated and actual cost and throughput data for the prior year and our projected costs and throughput for 2010 related to our expansion projects. The projected costs for 2010 include two additional projects: the Alberta Clipper Pipeline, which was placed into service on April 1, 2010, and the Line 3 conversion project. This tariff filing increased the average transportation rate for crude oil movements from the Canadian border to Chicago, Illinois by approximately $0.52 per barrel, to an average of approximately $1.98 per barrel. The surcharge is applicable to each barrel of crude oil that is placed on our system beginning on the effective date of the tariff, which we recognize as revenue when the barrels are delivered, typically a period of approximately 30 days from the date shipped.

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

Effective July 1, 2010, we decreased the rates for transportation on our Lakehead, North Dakota and Ozark systems in compliance with the indexed rate ceilings allowed by the FERC. In March 2006, the FERC determined that the Producer Price Index For Finished Goods plus 1.3 percent (PPI + 1.3 percent) should be the oil pricing index for a five-year period ending July 2011. The index is used to establish rate ceiling levels for oil pipeline rate changes. For our Lakehead system, indexing applies only to the base rates and does not apply to the SEP II, Terrace and Facilities surcharges, which includes the Southern Access Pipeline and Alberta Clipper Pipeline. Effective July 2010, we decreased the base tariff rates on our Lakehead system by an average of 1.3 percent to equal the indexed ceiling level allowed under the FERC’s indexing methodology. On our Lakehead system, the new average rate for crude oil movements from the International Border near Neche, North Dakota to Chicago, Illinois is $1.97 per barrel, which reflects a $0.01 per barrel decrease over the rates filed effective April 1, 2010. In addition to the rates on our Lakehead system, we decreased the transportation rates on our North Dakota and Ozark systems 1.3 percent. The tariff rates for our Lakehead, North Dakota and Ozark systems are at the ceiling levels allowed under the FERC methodology.

19. SUBSEQUENT EVENTS

Split of Partnership Units

On February 18, 2011, the board of directors of Enbridge Management approved a split of our units to be effected by a distribution on April 21, 2011 of one common unit for each common unit outstanding and one i-unit for each i-unit outstanding to unit holders of record on April 7, 2011. Enbridge Management as holder of all of our i-units will receive all of the i-units issued pursuant to this split.

Distribution to Partners

On January 28, 2011, the board of directors of Enbridge Management declared a distribution payable to our partners on February 14, 2011. The distribution was paid to unitholders of record as of February 4, 2011, of our available cash of $150.5 million at December 31, 2010, or $1.0275 per limited partner unit. Of this distribution, $132.0 million was paid in cash, $18.1 million was distributed in i-units to our i-unitholder and $0.4 million was retained from our General Partner in respect of the i-unit distribution to maintain its two percent general partner interest.

Distribution to Series AC Interests

On January 28, 2011, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC, declared a distribution payable to the holders of the Series AC general and limited partner interests. The OLP paid $21.8 million to the noncontrolling interest in the Series AC, while $10.9 million was paid to us.

20. SUPPLEMENTAL CASH FLOWS INFORMATION

The following table provides supplemental information for our “Adjustments to reconcile net income (loss) to net cash provided: Other” balance in our consolidated statements of cash flows.

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Discount accretion	$0.5	$0.6	$11.5
Amortization of debt issuance and hedging costs	20.6	17.3	7.4
Deferred income taxes	0.5	1.2	1.3
Allowance for equity used during construction	(15.3)	(12.6)	—
Other	3.4	0.7	(0.6)

	$9.7	$7.2	$19.6

21. QUARTERLY FINANCIAL DATA (Unaudited)

	First(1)(2)	Second(2)	Third	Fourth(1)	Total
	(in millions, except per unit amounts)
2010 Quarters
Operating revenue	$1,931.2	$1,747.4	$1,889.3	$2,168.2	$7,736.1
Operating income (loss)	$170.8	$226.6	$(312.7)	$42.6	$127.3
Income (loss) from continuing operations	$126.1	$154.5	$(386.3)	$(32.2)	$(137.9)
Net income (loss)	$126.1	$154.5	$(386.3)	$(32.2)	$(137.9)
Net income attributable to noncontrolling interest	$10.7	$14.5	$20.1	$15.3	$60.6
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$115.4	$140.0	$(406.4)	$(47.5)	$(198.5)
Net income (loss) per limited partner unit (1)	$0.84	$1.02	$(3.49)	$(0.53)	$(2.18)
2009 Quarters
Operating revenue	$1,441.2	$1,299.3	$1,363.7	$1,627.6	$5,731.8
Operating income	$122.0	$177.3	$188.0	$129.3	$616.6
Income from continuing operations	$68.2	$117.5	$127.4	$79.8	$392.9
Income (loss) from discontinued operations	$0.4	$—	$(67.9)	$2.6	$(64.9)
Net income	$68.6	$117.5	$59.5	$82.4	$328.0
Net income attributable to noncontrolling interest	$—	$—	$2.3	$9.1	$11.4
Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$68.6	$117.5	$57.2	$73.3	$316.6
Net income per limited partner unit(1)	$0.47	$0.88	$0.37	$0.50	$2.24

(1)

In the fourth quarter of 2010, we recognized $120.0 million of additional costs related to the crude oil release on Line 6B as discussed in Note 13 – Commitments and Contingencies. Also in the first and fourth quarter of 2009, we recognized $13.5 million and $9.0 million, respectively, of revenues related to the differences identified on the Mustang pipeline system as discussed in Note 14 – Joint Tariff Revenues.

(2)

The following table presents the operating results of the non-core natural gas assets we sold in November 2009 for the first and second quarter of 2009, which have been excluded from the quarterly financial data presented above, to reconcile to the operating results we previously presented in our quarterly reports on Form 10-Q.

	2009 Quarters
	First	Second
	(in millions)
Operating revenue	$18.5	$10.9
Operating income	$0.4	$(0.1)
Income from continuing operations	$0.4	$—
Income (loss) from discontinued operations	$(0.4)	$—
Net income	$—	$—