Form 10-K
period 2011-12-31
ENBRIDGE ENERGY PARTNERS LP
filed 2012-03-13
CIK 880285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A common units held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011, was $4,958,091,529.

As of March 13, 2012 the registrant has 238,043,964 Class A common units outstanding.

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

i

Glossary

The following abbreviations, acronyms and terms used in this Form 10-K are defined below:

Alberta Clipper	Alberta Clipper Pipeline, a 36-inch pipeline that runs from the border near Neche, North Dakota to Superior, Wisconsin on our Lakehead system
Anadarko system	Natural gas gathering and processing assets located in western Oklahoma and the Texas panhandle which serve the Anadarko basin; inclusive of the Elk City System
AOCI	Accumulated other comprehensive income
AOSP	Athabasca Oil Sands Project, located in northern Alberta, Canada
Bbl	Barrel of liquids (approximately 42 United States gallons)
Bpd	Barrels per day
CAA	Clean Air Act
CNRL	Canadian Natural Resources Limited, an unrelated energy company
CAPP	Canadian Association of Petroleum Producers, a trade association representing a majority of our Lakehead system’s customers
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CAD	Amount denominated in Canadian dollars
CWA	Clean Water Act
DOT	United States Department of Transportation
East Texas system	Natural gas gathering, treating and processing assets in East Texas that serve the Bossier trend and Haynesville shale areas. Also includes a system formerly known as the Northeast Texas system
EDA	Equity Distribution Agreement
Elk City system	Elk City natural gas gathering and processing system located in western Oklahoma in the Anadarko basin
Enbridge	Enbridge Inc., of Calgary, Alberta, Canada, the ultimate parent of the General Partner
Enbridge Management	Enbridge Energy Management, L.L.C.
Enbridge system	Canadian portion of the liquid petroleum mainline system
Enbridge Pipelines	Enbridge Pipelines Inc.
EP Act	Energy Policy Act of 1992
EPA	Environmental Protection Agency
ERCB	Energy Resource Conservation Board, a successor regulatory body to the Alberta Energy Utility Board
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
General Partner	Enbridge Energy Company, Inc., the general partner of the Partnership
ICA	Interstate Commerce Act
ISDA®	International Swaps and Derivatives Association
Lakehead Partnership	Enbridge Energy, Limited Partnership, a subsidiary of the Partnership, also referred to as the OLP
Lakehead system	United States portion of the liquid petroleum mainline system
LIBOR	London Interbank Offered Rate—British Bankers’ Association’s average settlement rate for deposits in United States dollars

Mainline system	The combined liquid petroleum pipeline operations of our Lakehead system and the Enbridge system, which is a crude oil and liquid petroleum pipeline system extending from western Canada through the upper and lower Great Lakes region of the United States to eastern Canada
M3	Cubic meters of liquid = 6.2898105 Bbl
MDNRE	Michigan Department of Natural Resources and Environment
MLP	Master Limited Partnership
Mcf/d	Thousand cubic feet per day
MMBtu/d	Million British Thermal units per day
MMcf/d	Million cubic feet per day
Midcoast system	Natural gas gathering, treating, processing, transmission and marketing assets acquired October 17, 2002
Mid-Continent system	Crude oil pipelines and storage facilities located in the Mid-Continent region of the United States and includes the Cushing tank farm and Ozark pipeline
NEB	National Energy Board, a Canadian federal agency that regulates Canada’s energy industry
NGA	Natural Gas Act
NGL or NGLs	Natural gas liquids
NGPA	Natural Gas Policy Act
North Dakota system	Liquids petroleum pipeline gathering system and common carrier pipeline in the Upper Midwest United States that serves the Bakken formation within the Williston basin
North Texas system	Natural gas gathering and processing assets located in the Fort Worth basin serving the Barnett shale area
NTSB	National Transportation Safety Board
NYMEX	The New York Mercantile Exchange where natural gas futures, options contracts and other energy futures are traded
NYSE	New York Stock Exchange
OLP	Enbridge Energy, Limited Partnership, also referred to as the Lakehead Partnership
OPA	Oil Pollution Act
PADD	Petroleum Administration for Defense Districts
PADD I	Consists of Connecticut, Delaware, District of Columbia, Florida, Georgia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia and West Virginia
PADD II	Consists of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee and Wisconsin
PADD III	Consists of Alabama, Arkansas, Louisiana, Mississippi, New Mexico and Texas
PADD IV	Consists of Idaho, Montana, Wyoming, Colorado and Utah
PADD V	Consists of Washington, Oregon, California, Arizona, Alaska, Hawaii and Nevada
Partnership Agreement	Fourth Amended and Restated Agreement of Limited Partnership of Enbridge Energy Partners, L.P.
Partnership	Enbridge Energy Partners, L.P. and its consolidated subsidiaries
Phase VI	Phase VI Expansion Program, an expansion program on our North Dakota system
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPES of 2006	Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006
PPI-FG	Producer Price Index for Finished Goods
PSA	Pipeline Safety Act

PSI Act	Pipeline Safety Improvement Act
SAGD	Steam assisted gravity drainage
SEC	United States Securities and Exchange Commission
SEP II	System Expansion Program II, an expansion program on our Lakehead system
Series AC interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the Alberta Clipper Pipeline
Series LH interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the Lakehead System, excluding those designated by the Series AC interests
Southern Access	Southern Access Pipeline, a 42-inch pipeline that runs from Superior, Wisconsin to Flanagan, Illinois on our Lakehead system
Suncor	Suncor Energy Inc., an unrelated energy company
Syncrude	Syncrude Canada Ltd., an unrelated energy company
Synthetic crude oil	Product that results from upgrading or blending bitumen into a crude oil stream, which can be readily refined by most conventional refineries
Tariff Agreement	A 1998 offer of settlement filed with the FERC
Terrace	Terrace expansion program, an expansion program on our Lakehead system
TSX	Toronto Stock Exchange
U.S. GAAP	United States Generally Accepted Accounting Principles
WCSB	Western Canadian Sedimentary Basin

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

The following chart shows our organization and ownership structure as of December 31, 2011. The ownership percentages referred to below illustrate the relationships between us, Enbridge Management, our General Partner and Enbridge and its affiliates:

We were formed in 1991 by our General Partner, to own and operate the Lakehead system, which is the United States portion of a crude oil and liquid petroleum pipeline system extending from western Canada through the upper and lower Great Lakes region of the United States to eastern Canada, referred to as the Mainline system. A subsidiary of Enbridge Inc., or Enbridge, owns the Canadian portion of the Mainline system. Enbridge, which is based in Calgary, Alberta, Canada is a leading provider of energy transportation, distribution and related services in North America and internationally. Enbridge is the ultimate parent of our General Partner.

We are a geographically and operationally diversified partnership consisting of interests and assets that provide midstream energy services. As of December 31, 2011, our portfolio of assets included the following:

•	Approximately 6,500 miles of crude oil gathering and transportation lines and 32.0 million barrels, or MMBbl, of crude oil storage and terminaling capacity;

•	Natural gas gathering and transportation lines totaling approximately 11,500 miles;

•

Nine natural gas treating and 25 natural gas processing facilities with an aggregate capacity of approximately 3,255 million cubic feet per day, or MMcf/d, including plants we may idle from time to time based on current volumes;

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

Our business strategy provides an overview of North American production that is transported on our pipelines and the projects that we are pursuing to connect the growing supplies of this production to key refinery markets in the United States.

In 2011, we transported production from the Western Canadian Sedimentary Basin, or WCSB, and the North Dakota Bakken. Western Canadian crude oil is an important source of supply for the United States. According to the latest available data for 2011 from the United States Department of Energy’s Energy Information Administration, or EIA, Canada supplied approximately 2.2 million Bpd of crude oil to the United States, the largest source of United States imports. Approximately 57.8 percent of the Canadian crude oil moving into the United States was transported on the Mainline system. The Canadian Association of Petroleum Producers, which we refer to as CAPP, in their June 2011 forecast of future production from the Alberta Oil Sands, continued to expect steady growth in supply during the next 14 years with an additional 2.7 million Bpd of incremental supply available by 2025, based on a subset of currently approved applications and announced expansions. We are well positioned to deliver growing volumes of crude oil that are expected from the Alberta Oil Sands to our existing and new markets.

North Dakota, Montana and Saskatchewan, Canada have continued to experience tremendous growth in the development of crude oil, natural gas, and NGLs from the Bakken and Three Forks formations. The latest data released in December 2010 by the EIA shows that proved reserves of crude oil in North Dakota were approximately 1.0 billion barrels, an 83 percent increase from the EIA 2009 Summary. Significant advancements in exploration techniques and an increased understanding of the Williston Basin now suggest the proved reserve base to be substantially higher than what the EIA published. In 2008, the United States Geological Society, or USGS, announced that technically recoverable reserves in North Dakota were approximately 3.0 billion barrels. Although the USGS has not updated their 2008 estimate, varying independent industry estimates anticipate a significant increase in recoverable reserves ranging between 9.0 billion and 11.8 billion barrels.

In North Dakota, oil production levels rose to approximately 535,000 Bpd by December 2011 an approximate 55 percent increase since December 2010. Capitalizing on this growth, we continue to develop options to access key refinery markets in the Bakken region. The following are Bakken projects that will allow Bakken crude oil access to our markets:

•

Portal Reversal Expansion Project—In 2011, our North Dakota system completed the Portal Reversal Expansion Project, or PREP, which increased our system capacity by 25,000 Bpd by opening up capacity into Canada which accesses the Mainline system at Cromer, Manitoba.

•

Bakken Pipeline Expansion—In August 2010, to further solidify our position as the primary transportation provider for crude oil production from the Bakken and Three Forks formations, we announced the Bakken Pipeline Expansion project, or the Bakken Project, a joint crude oil pipeline expansion project with an affiliate of Enbridge. This expansion, when added to the 25,000 Bpd of expanded capacity discussed above will total 145,000 Bpd, with further expansion available to increase the takeaway to 325,000 Bpd. The United States portion of the Bakken Project has an expected in-service date in the first quarter of 2013. The Bakken Project will follow our existing rights of way in the United States and those of Enbridge Income Fund Holdings Inc., a partially-owned subsidiary of Enbridge, to terminate and deliver to the Enbridge Mainline system’s terminal at Cromer, Manitoba, Canada. In addition, we are proposing projects to further extend and expand our North Dakota pipeline system to connect growing production in this region and to further expand the capacity of the North Dakota system.

•

Bakken Access Program—In October 2011, we announced the Bakken Access Program, a series of projects which represent an upstream expansion that will further complement our Bakken Expansion, as discussed above. This access program will substantially enhance our gathering capabilities on the North Dakota system by 100,000 Bpd. This program, expected to be in-service by early 2013, involves increasing pipeline capacities, construction of additional storage tanks and addition of truck access facilities at multiple locations in western North Dakota.

•

Berthold Rail Project—In December 2011, we announced the Berthold Rail Project that will provide an interim solution to shipper needs in the Bakken region. The project will expand capacity into the Berthold terminal by 80,000 Bpd and includes the construction of a three unit-train loading facility, crude oil tankage and other terminal facilities adjacent to existing facilities. This project is expected to be in-service by early-2013.

In October 2011, we and Enbridge announced our Eastern Market Expansion, which will initially consist of two projects that will provide increased access to refineries in the United States Upper Midwest and in Ontario, Canada for light crude oil produced in western Canada and the United States. One of the projects involves the expansion of our Line 5 light crude line between Superior, Wisconsin and Sarnia, Ontario by 50,000 Bpd, while the second project involves reversing a portion of Enbridge’s Line 9 in western Ontario to permit crude oil movements eastbound from Sarnia as far as Westover, Ontario. Subject to regulatory approvals, the Line 5 expansion is targeted to be in service during the first quarter of 2013 and the Line 9 reversal is targeted to be in service in late 2013.

A key strength of the Partnership is our relationship with Enbridge. Enbridge has announced two major United States Gulf Coast market access pipeline projects, which when completed will pull more volume through the Lakehead system, and may lead to further expansions on our Alberta Clipper and Southern Access mainline pipelines.

•

Enbridge’s Flanagan South Pipeline Project—will transport more volumes into Cushing, Oklahoma and twin their existing Spearhead pipeline, which starts at the hub in Flanagan, Illinois and delivers volumes into the Cushing hub. The Partnership’s Southern Access pipeline feeds the Spearhead system at Flanagan. Subject to regulatory and other approvals, the pipeline is expected to be in service by mid-2014.

•

Seaway Crude Pipeline System—In December, 2011, Enbridge completed the acquisition of a 50 percent interest in the Seaway Crude Pipeline System, or Seaway, from ConocoPhillips. Seaway is a 670 mile pipeline that includes a 500 mile, 30 inch pipeline from Freeport, Texas to Cushing, Oklahoma long-haul system, as well as a Texas City Terminal and Distribution System which serves refineries in Houston and Texas City areas. Enbridge and Enterprise Products Partners L.P., or Enterprise Products, have announced plans to reverse the direction of the 500 mile Seaway pipeline to enable it to transport oil from Cushing, Oklahoma to the United States Gulf Coast. The initial 150,000 bpd of capacity on the reversed system is expected to be available by the second quarter of 2012. In addition, a proposed 85 mile pipeline is expected to be built from Enterprise Product’s ECHO crude oil terminal to Port Arthur, Texas and could offer incremental capacity in excess of 400,000 bpd and is expected to be available in early 2014.

Along with Enbridge, we are actively working with our customers to develop options that will alleviate capacity constraints in addition to providing access to new markets in the United States. Our market strategy is to provide timely, economic, competitive, integrated transportation solutions to connect growing supplies of production to key refinery markets in the United States. Our strategy also includes further development of our transportation infrastructure to address growing production of crude oil from the Bakken and Three Forks formations. Together, our existing and future plans advance our vision of being North America’s first choice for liquids deliveries.

Natural Gas

The map below presents the locations of our current Natural Gas systems assets and projects being constructed, including joint ventures. This map depicts some assets owned or under development by Enbridge to provide an understanding of how they relate to our Natural Gas systems.

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

One of our key goals is to become the premier midstream energy company in the United States Gulf Coast region. To achieve this end, the operations and commercial activities of our gathering and processing assets and intrastate pipelines are integrated to provide better service to our customers. From an operations perspective, our key strategies are to provide safe and reliable service at reasonable costs to our customers, enhance our reputation and capitalize on opportunities for attracting new customers. From a commercial perspective, our focus is to provide our customers with a greater value for their commodity. We intend to achieve this latter objective by increasing customer access to preferred natural gas markets and natural gas liquids, or NGLs. The aim is to be able to move significant quantities of natural gas and NGLs from our Anadarko, North Texas and East Texas systems to the major market hubs in Texas and Louisiana. From these market hubs, natural gas can be used in the local Texas markets or transported to consumers in the Midwest, Northeast and Southeast United States.

The growth prospects in our core areas remain favorable primarily as a result of technological advancements that permit the economical production of natural gas and NGLs from tight sand and shale formations. During 2011, overall natural gas commodity prices stabilized at rates that were below those experienced in recent years due to excess supplies of natural gas in the United States, while the prices of NGLs and condensate have remained above historical averages. As a result of the existing commodity price environment, producers have focused their development activities in areas that have high levels of NGL content within the natural gas stream, such as the Granite Wash formation, which is served by our Anadarko system. Additionally, supply in these areas has benefited from enhanced horizontal drilling and fracturing techniques, enabling higher flow rates from the wells of the producers.

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

In November 2011, we placed into service a cryogenic processing plant and related facilities on our Anadarko system which will address capacity constraints in the Anadarko region, which we refer to as the Allison Plant. The Allison Plant is intended to accommodate the resurgence of horizontal drilling activity that exists in the Granite Wash formation in the Texas Panhandle, where our Anadarko system is located. We are awaiting the completion of additional third party NGL takeaway capacity to the Allison Plant, which will allow us to fully utilize its capacity. This additional third party takeaway capacity is expected to be in place during the first quarter of 2012. In August 2011, we announced plans to construct an additional processing plant and other facilities, including compression and gathering infrastructure, on our Anadarko system, which we refer to as our Ajax Plant. The Ajax Plant is anticipated to be in service in early 2013. The Allison and Ajax plants, when both operational, are expected to increase the total processing capacity on our Anadarko system to approximately 1,200 MMcf/d.

In September 2011, we announced a joint venture among us, Enterprise Products Partners L.P., or Enterprise Products, and Anadarko Petroleum Corporation, or Anadarko, to design and construct a new NGL pipeline referred to as the Texas Express Pipeline, or TEP. The pipeline will extend approximately 580 miles to NGL fractionation and storage facilities in Mont Belvieu, Texas and have an initial capacity of approximately 280,000 Bpd. Additionally, the joint venture will include two new NGL gathering systems. Enterprise will construct and serve as the operator of the pipeline, while we will build and operate the new gathering systems. The pipeline and portions of the gathering systems are expected to begin service in mid-2013, subject to regulatory approvals and finalization of commercial agreements. TEP will assist us in fulfilling our strategic objective of expanding our presence in the natural gas and NGL value chain and provide a new source of strong and stable cash flow.

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

These segments have unique business activities that require different operating strategies. For information relating to revenues from external customers, operating income and total assets for each segment, refer to Note 19. Segment Information of our consolidated financial statements beginning on page 178 of this report.

Liquids Segment

Lakehead system

Our Lakehead system consists primarily of crude oil and liquid petroleum common carrier pipelines and terminal assets in the Great Lakes and Midwest regions of the United States. The Lakehead system, together with the Enbridge system in Canada, form the Mainline system, which has been in operation for over 60 years and forms the longest liquid petroleum pipeline system in the world. The Mainline system serves all the major refining centers in the Great Lakes and Midwest regions of the United States and the Province of Ontario, Canada.

Over the past four years, we have completed the largest pipeline expansion program in our history that we initiated in 2005. During the 2008 through 2010 time periods, we completed the Southern Access expansion program, referred to as the Southern Access Pipeline, which increased the capacity of our Mainline system into the Chicago area by 400,000 Bpd and the Alberta Clipper expansion program, referred to as the Alberta Clipper Pipeline, which added 450,000 Bpd of additional capacity into Superior. The Southern Access Pipeline can be expanded further to a total capacity of 1,200,000 Bpd with additional pumping station capital. The United States portion of the Alberta Clipper Pipeline can also be further expanded to 800,000 Bpd. With supply from the Bakken-Three Forks plays in Montana and North Dakota expected to grow by 300,000 Bpd by 2020 and from Western Canada oil sands developments are expected to grow by as much as 2.7 million Bpd by 2025, the industry requires more capacity to transport crude oil out of North Dakota, Montana and the oil sands regions into the United States Midwest markets. The need for further capacity on our Lakehead system was driven by producers and refiners that have long development timelines and need assurance that adequate pipeline infrastructure will be in place in time to transport the additional production resulting from completion of their projects. Both the Alberta Clipper and Southern Access Pipelines were a direct response to this need.

Our Lakehead system is an interstate common carrier pipeline system regulated by the Federal Energy Regulatory Commission, or FERC. Our Lakehead system spans a distance of approximately 1,900 miles, and consists of approximately 5,100 miles of pipe with diameters ranging from 12 inches to 48 inches, and is the primary transporter of crude oil and liquid petroleum from Western Canada to the United States. Additionally, the system has 61 pump station locations with a total of approximately 900,000 installed horsepower and 72 crude oil storage tanks with an aggregate capacity of approximately 13.9 million barrels. The Mainline system operates in a segregation, or batch mode, allowing the transport in excess of 50 crude oil commodities including light, medium and heavy crude oil (including bitumen, which is a naturally occurring tar-like mixture of hydrocarbons), condensate and NGLs.

Customers.    Our Lakehead system operates under month-to-month transportation arrangements with our shippers. During 2011, approximately 42 shippers tendered crude oil and liquid petroleum for delivery through our Lakehead system. We consider multiple companies that are controlled by a common entity to be a single shipper for purposes of determining the number of shippers delivering crude oil and liquid petroleum on our Lakehead system. Our customers include integrated oil companies, major independent oil producers, refiners and marketers.

Supply and Demand.    Our Lakehead system is well positioned as the primary transporter of Western Canadian crude oil and continues to benefit from the growing production of crude oil from the Alberta Oil Sands. Similar to United States domestic conventional crude oil production, Western Canada’s conventional crude oil production is declining. Over the last several years, development of the Alberta Oil Sands has more than offset declining conventional production. The National Energy Board, or NEB, estimated that total production from the WCSB averaged approximately 2.8 billion Bpd in 2011 and 2.5 billion in 2010. Volumes of WCSB crude oil production are comparable with production volumes from Iraq and Venezuela, key members of the Organization of Petroleum Exporting Countries, or OPEC.

Remaining established reserves from the Alberta Oil Sands as of the end of 2010 were approximately 170 billion barrels according to the Energy Resources Conservation Board, or ERCB. Additionally, remaining established conventional oil reserves in Western Canada were estimated to be approximately 3.6 billion barrels at the end of 2010. Canada’s combined conventional and oil sands estimated proved reserves of approximately 174 billion barrels compares with Saudi Arabia’s estimated proved reserves of approximately 265 billion barrels.

According to CAPP, an estimated $123 billion CAD, has been spent on oil sands development from 1997 through 2010. Development of the Alberta Oil Sands moderated in previous years due to declining demand and commodity prices; however, rising oil prices and demand has led to a rebound in production growth and the announcement of new oil sands projects, as noted in the discussion below. As mentioned above, CAPP’s June 2011 Growth Forecast estimates that the future production from the Alberta Oil Sands is expected to grow steadily during the next 14 years, with an additional 2.7 million Bpd of incremental production available by 2025.

The near-term growth in crude oil supply comes from the completion and ramp up of major expansion projects at existing synthetic crude oil upgraders and growth of bitumen production from both existing and new Steam Assisted Gravity Drainage, or SAGD, and mining facilities. The 2011 delivered production of four major Alberta Oil Sands producers is detailed as follows:

1.	Synthetic production from one of Suncor Energy Inc.’s, or Suncor’s, upgraders with a capacity of approximately 357,000 Bpd, averaged approximately 305,000 Bpd in 2011, which was 22,000 Bpd higher than in 2010, and consistent with Suncor’s annual target. Suncor completed its Firebag Stage 3 expansion in the third quarter of 2011, thereby allowing the targeted increase in the production of bitumen of approximately 62,500 Bpd, over the next 24 month period. Since Firebag Stage 3 is now completed, Suncor intends to shift its focus to Firebag Stage 4, which has the same expected production capacity and has an expected in-service date in early 2013. Also, as disclosed in a Suncor news releases during 2011, is its strategic partnership with Total E&P Canada, which will enable both companies to jointly develop the Joslyn and Fort Hills oil sands mining projects, as well as resume construction on the Voyageur upgrader.

2.	Syncrude Canada Ltd.’s, or Syncrude’s, synthetic production in 2011 averaged 288,000 Bpd matching production levels in 2010. Synthetic production for Syncrude in 2011 remained steady in spite of unplanned maintenance events on Coker 8-1 affecting average production in the fourth quarter of 2011. Syncrude’s next expansion is the Stage 3 debottleneck which will increase their current system synthetic production by approximately 75,000 Bpd. The projected in-service date of the Stage 3 debottleneck has not been established.

3.	The Athabasca Oil Sands Project, or AOSP, owned by Shell Canada Limited (60%), Chevron Canada Limited (20%) and Marathon Oil Corporation (20%), completed an expansion project, referred to as the Scotford Upgrader Expansion, in May 2011. The completion of the 100,000 Bpd expansion takes upgrading capacity at Scotford to 255,000 Bpd of heavy oil from the Athabasca oil sands.

4.	Canadian Natural Resources Limited’s, or CNRL’s, Horizon Oil Sands project experienced severe supply disruptions through the first two quarters of 2011 due to a fire that occurred at the CNRL coker unit in Fort McKay in January 2011. Full production capacity for Phase 1 of Horizon Oil Sands was targeted to deliver 110,000 Bpd of sweet synthetic crude oil in 2011. By October 2011, CNRL production had returned to near target levels. Incremental gains based on approved expenditures for future expansions and debottlenecking are expected to bring production from 110,000 Bpd to 250,000 Bpd in the coming years.

Over the next two years, twenty individual projects are expected to come on-line that should start or increase the production of unblended bitumen. Notable projects include Suncor’s North Steepbank Extension and Firebag Stage 4, Imperial’s Kearl Lake, Cenovus Energy’s Christina Lake, and Canadian Natural Resources’ Kirby South. Based on the CAPP Production forecast, unblended bitumen production is expected to increase by roughly 216,000 Bpd by the end of 2012 and then increase by an additional 120,000 Bpd by the end of 2013.

Although the crude oil and liquid petroleum delivered through our Lakehead system originate primarily in oilfields in Western Canada, our Lakehead system also receives approximately seven percent of its receipts from domestic sources including:

•	United States production at Clearbrook, Minnesota through a connection with our North Dakota system;

•	United States production at Lewiston, Michigan; and

•	Both United States and offshore production in the Chicago area.

Based on forecasted growth in Western Canadian crude oil production and completion of upgrader expansions and increased bitumen production, as well as a 435,000 Bpd competitor pipeline that came on-line in 2010 and was expanded to 590,000 Bpd in 2011, our Lakehead system deliveries are expected to average 1.7 million Bpd in 2012 comparable with 1.7 million Bpd of actual deliveries in 2011. The ability to increase deliveries and to expand our Lakehead system in the future will ultimately depend upon numerous factors. The investment levels and related development activities by crude oil producers in conventional and oil sands production directly impacts the level of supply from the WCSB. Investment levels are influenced by crude oil producers’ expectations of crude oil and natural gas prices, future operating costs, United States demand and availability of markets for produced crude oil. Higher crude oil production from the WCSB should result in higher deliveries on our Lakehead system. Deliveries on our Lakehead system are also affected by periodic maintenance, turnarounds and other shutdowns at producing plants that supply crude oil to, or refineries that take delivery from, our Lakehead system.

Refinery configurations and crude oil requirements in PADD II continue to be an attractive market for Western Canadian supply. According to the EIA, 2011 demand for crude oil in PADD II averaged 3.4 million Bpd an increase of 70,000 Bpd from 2010. At the same time, production of crude oil within PADD II increased by 105,000 Bpd to 795,000 Bpd.

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

For 2011, the latest data available shows that PADD II total demand was 3.4 million Bpd while it produced only 795,000 Bpd and thus imported 2.6 million Bpd. The 2011 data indicates PADD II imported approximately 1.4 million Bpd of crude oil from Canada, a majority of which was transported on our Lakehead system. The remaining barrels were imported via competitor pipelines from Alberta, and from PADDs III and IV as well as from offshore sources from the United States Gulf Coast. Lakehead system deliveries of Canadian crude oil to PADD II were approximately 13,800 Bpd lower than delivery volumes for 2010. Total deliveries from our Lakehead system averaged 1.7 million Bpd in 2011, meeting approximately 70 to 80 percent of the refinery capacity in the greater Chicago area; the Minnesota refinery capacity; and the Ontario refinery demand.

Considering all of the pipeline systems that transport Western Canadian crude oil out of Canada, the Mainline system transported approximately 58 percent of the total Western Canadian crude oil exports in 2011 to the United States. The remaining production was transported by systems serving the British Columbia, PADD II, PADD IV and PADD V markets. There are a number of smaller competing pipelines located in PADD IV that transport Canadian crude oil into production facilities within the United States. However, the production facilities located within the Rocky Mountain states have significantly less refining capacities in relation to the facilities we serve that are located within the Midwest region of the United States.

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

Enbridge has filed an application with the NEB for construction of the Northern Gateway Pipeline which includes both a condensate import pipeline and a petroleum export pipeline. The Northern Gateway Pipeline has an expected in-service date in the 2016 to 2017 timeframe, depending on the length of the regulatory review process. The condensate line would transport imported diluent from Kitimat, British Columbia to the Edmonton, Alberta area. The petroleum export line would transport crude oil from the Edmonton area to Kitimat and would compete with our Lakehead system for production from the Alberta Oil Sands. Given the substantial growth in Western Canadian crude oil supply, this pipeline will provide another market option for Canadian crude oil, an important consideration for Canadian crude oil producers.

We and Enbridge believe that the Southern Access Pipeline, Alberta Clipper Pipeline, the Line 5 expansion, Flanagan West proposed pipeline, the Seaway reversal and other initiatives to provide access to new markets in the Midwest, Mid-Continent, Eastern Canada and Gulf Coast, offer flexible solutions to future transportation requirements of Western Canadian crude oil producers.

The following provides an overview of other proposals and projects put forth by competing pipeline companies that are not affiliated with Enbridge:

•

Construction of a new 435,000 Bpd crude oil pipeline from Hardisty, Alberta to Wood River, Illinois and Patoka with capacity subsequently updated to 590,000 Bpd with an expansion to Cushing. The project came into commercial service in June 2010 with the Cushing expansion completed in February 2011.

•

In 2008, commercial support was announced to construct Keystone XL, a 36-inch crude oil pipeline extension to the pipeline described above that will begin at Hardisty and extend down to Cushing and then to Nederland, Texas. The construction of the extension will add an additional 500,000 Bpd of capacity when completed. However, in early 2012, the United States government rejected the necessary permits for the project as it is currently proposed, thereby making the future of this project uncertain. Proponents for the project have stated their intent to reapply for the necessary permits in the future.

•

In early 2012, sufficient commercial support was announced for the expansion of the existing crude oil pipeline transportation services between Alberta and British Columbia. The expansion is expected to be comprised of pipeline facilities that may complete the looping of the pipeline in Alberta and British Columbia, pumping stations, tanks in Edmonton and Burnaby and expansion of the Westridge Marine Terminal, with a planned in service date in early 2017. The pipeline has a current capacity of 300,000 Bpd with expansion alternatives up to 600,000 Bpd. A final decision on this expansion is expected by the end of March 2012.

These competing alternatives for delivering Western Canadian crude oil into the United States and other markets could erode shipper support for further expansion of our Lakehead system. They could also affect throughput on and utilization of the Mainline system. However, together the Lakehead and Enbridge systems offer significant cost savings and flexibility advantages, which are expected to continue to favor the Mainline system as the preferred alternative for meeting shipper transportation requirements to the Midwest United States and beyond.

The following table sets forth average deliveries per day and barrel miles of our Lakehead system for each of the periods presented.

	2011	2010	2009	2008	2007
	(thousands of Bpd)
United States
Light crude oil	473	458	467	388	346
Medium and heavy crude oil	850	841	834	876	852
NGL	4	3	4	3	4

Total United States	1,327	1,302	1,305	1,267	1,202

Ontario
Light crude oil	220	223	197	183	184
Medium and heavy crude oil	84	57	73	80	62
NGL	69	73	75	90	95

Total Ontario	373	353	345	353	341

Total Deliveries	1,700	1,655	1,650	1,620	1,543

Barrel miles (billions per year)	450	439	423	432	408

Mid-Continent system

Our Mid-Continent system, which we have owned since 2004, is located within PADD II and is comprised of our Ozark pipeline and storage terminals at Cushing and El Dorado, Kansas. Our Mid-Continent system includes over 430 miles of crude oil pipelines and 17.3 million barrels of crude oil storage capacity. Our Ozark pipeline transports crude oil from Cushing to Wood River where it delivers to ConocoPhillips’ Wood River refinery and interconnects with the Woodpat Pipeline and the Wood River Pipeline, each owned by unrelated parties.

The storage terminals consist of 91 individual storage tanks ranging in size from 58,000 to 575,000 barrels with eight new tanks under various stages of construction that will add 2.2 million barrels of total shell capacity for service during 2012. Of the 17.3 million barrels of storage capacity on our Mid-Continent system, the Cushing terminal accounts for 16.1 million barrels. A portion of the storage facilities are used for operational purposes, while we contract the remainder of the facilities with various crude oil market participants for their term storage requirements. Contract fees include fixed monthly capacity fees as well as utilization fees, which we charge for injecting crude oil into and withdrawing crude oil from the storage facilities.

Customers.    Our Mid-Continent system operates under month-to-month transportation arrangements and both long-term and short-term storage arrangements with its shippers. During 2011, approximately 38 shippers tendered crude oil for service on our Mid-Continent system. We consider multiple companies that are controlled by a common entity to be a single shipper for purposes of determining the number of shippers delivering crude oil and liquid petroleum on our Mid-Continent system. These customers include integrated oil companies, independent oil producers, refiners and marketers. Average deliveries on the Ozark pipeline system were 226,000 Bpd for 2011 and 212,000 Bpd for 2010.

Supply and Demand.    Our Mid-Continent system is positioned to capitalize on increasing near-term demand for crude oil from west Texas and imported crude oil delivered to the United States Gulf Coast, as well as third-party storage demand. In 2011, PADD II imported 2.6 million Bpd from outside of the PADD II region. The 2011 data indicates PADD II imported approximately 1.4 million Bpd of crude oil from Canada, a majority of which was transported on our Lakehead system. The remaining barrels of crude oil were imported from PADDs III and IV as well as offshore sources. We expect the gap between local supply and demand for crude oil in PADD II to continue to widen, encouraging imports of crude oil from Canada, PADD III and foreign sources.

Competition.    Our Ozark pipeline system currently serves an exclusive corridor between Cushing and Wood River. However, refineries connected to Wood River have crude oil supply options available from Canada via our Lakehead system and a third party pipeline. These same refineries also have access to the United States Gulf Coast and foreign crude oil supply through a third-party pipeline system, which is an undivided joint interest pipeline that is owned by unrelated parties. In addition, refineries located east of Patoka with access to crude oil through our Ozark system, also have access to west Texas supply through the West Texas Gulf / Mid-Valley pipeline systems owned by unrelated parties. Our Ozark pipeline system faces a significant increase in competition after the completion of a competitor’s new pipeline from Hardisty to Patoka that came into service in June 2010. Our Ozark pipeline system provides crude oil types and grades that are generally lighter and with lower sulfur relative to that expected to be transported on the new pipeline. To date, our Ozark system has remained full. If a negative impact does occur to the volumes on our Ozark system, we will consider alternative uses for our Ozark system.

In addition to movements into Wood River, crude oil in Cushing is transported to Chicago and El Dorado on third-party pipeline systems. With the reversal of the Spearhead pipeline, western Canadian crude oil moving on Spearhead is increasing the importance of Cushing as a terminal and pipeline origination area.

The storage terminals rely on demand for storage service from numerous oil market participants. Producers, refiners, marketers and traders rely on storage capacity for a number of different reasons: batch scheduling, stream quality control, inventory management, and speculative trading opportunities. Competitors to our storage facilities at Cushing include large integrated oil companies and other midstream energy partnerships. Demand for storage capacity at Cushing has remained steady as customers continue to value the flexibility and optionality available with this service. Competition comes from other storage providers with available land and operational facilities in the area. Competition is driven by reliability, quality of service and price.

North Dakota system

Our North Dakota system is a crude oil gathering and interstate transportation system servicing the Williston basin in North Dakota and Montana, which includes the Bakken and Three Forks formations. The crude oil gathering pipelines of our North Dakota system collect crude oil from points near producing wells in approximately 22 oil fields in North Dakota and Montana. Most deliveries from our North Dakota system are made at Clearbrook to our Lakehead system and to a third-party pipeline system. Our North Dakota system includes approximately 240 miles of crude oil gathering lines connected to a transportation line that is approximately 730 miles long, with a capacity of approximately 210,000 Bpd at the end of 2011. Our North Dakota system also has 21 pump stations, one delivery station and 11 storage facilities with an aggregate working storage capacity of approximately 870,000 barrels.

We added 25,000 Bpd of capacity from Berthold, North Dakota to the international border near Lignite, North Dakota with the completion of PREP during 2011. Capacity will again increase in the first quarter of 2013 when our Bakken Project is scheduled to be complete. This expansion was necessary to meet increased crude oil production from the Montana and North Dakota region. This expansion, when added to the 25,000 Bpd of expanded capacity discussed above will total 145,000 Bpd, with further expansion available to increase the takeaway capacity to 325,000 Bpd. Of the 145,000 Bpd, 100,000 Bpd is in the form of firm commitments with multiple shippers who committed to the project during an open season in February 2011. The entire capacity will be subject to the approved cost of service based surcharges added to the existing transportation rates.

In October 2011, we announced the Bakken Access Program, a series of projects which represents an upstream expansion that will further complement our Bakken expansion, as discussed above. This expansion program will substantially enhance our gathering capabilities on the western side of our North Dakota system by 100,000 Bpd. This program is expected to be in service by early 2013, and it involves increasing pipeline capacities, construction of additional storage tanks and the addition of truck access facilities at multiple locations in western North Dakota.

Additionally, in December 2011, we announced that we will be proceeding with the Berthold Rail Project, an investment that will provide an interim solution to shipper needs in the Bakken region. The project will expand capacity into the Berthold, North Dakota Terminal by 80,000 barrels per day and includes the construction of a three unit-train loading facility, crude oil tankage and other terminal facilities adjacent to existing facilities. Conditional approval was received in early December 2011 subject to securing remaining shipper commitments. A regulatory filing is in progress and detailed design is proceeding to enable construction to commence in April 2012 with a scheduled in-service date by early-2013.

Customers.    Customers of our North Dakota system include refiners of crude oil, producers of crude oil and purchasers of crude oil at the wellhead, such as marketers, that require crude oil gathering and transportation services. Producers range in size from small independent owner/operators to the integrated oil companies.

Supply and Demand.    Similar to our Lakehead system, our North Dakota system depends upon demand for crude oil in the Great Lakes and Midwest regions of the United States and the ability of crude oil producers to maintain their crude oil production and exploration activities. Due to increased exploration of the Bakken and Three Forks formations within the Williston Basin, the state of North Dakota has seen increased production levels up to 535,000 Bpd as of December 2011, an approximate 55 percent increase in production levels since December 2010. The latest data released in December 2009 by the EIA shows that proved reserves of crude oil in North Dakota were approximately 1.0 billion barrels, an 83 percent increase from the EIA 2008 Summary. Significant advancements in exploration techniques and an increased understanding of the Williston Basin now suggest the proved reserve base to be substantially higher than what the EIA published. In 2008, the United States Geological Society, or USGS, announced that technically recoverable reserves in North Dakota were approximately 3.0 billion barrels. Although the USGS has not updated their 2008 estimate, varying independent industry estimates anticipate a significant increase in recoverable reserves ranging between 9.0 billion and 11.8 billion barrels.

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

There are a number of third party pipelines with proposed expansions to increase their capacities to take advantage of the Bakken and Three Forks volume growth.

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

Natural gas treating involves the removal of hydrogen sulfide, carbon dioxide, water and other substances from raw natural gas so that it will meet the standards for pipeline transportation. Natural gas processing involves the separation of raw natural gas into residue gas and NGLs. Residue gas is the processed natural gas that ultimately is consumed by end users. NGLs separated from the raw natural gas are either sold and transported as NGL raw mix or further separated through a process known as fractionation and sold as their individual components, including ethane, propane, butanes and natural gasoline. At December 31, 2011, we had 9 active treating plants and 25 active processing plants, including two hydrocarbon dewpoint control facilities, or HCDP plants. We may idle some of these plants from time to time based on current volumes. Our treating facilities have a combined capacity that approximates 1,240 MMcf/d while the combined capacity of our processing facilities approximates 2,015 MMcf/d, including 350 MMcf/d provided by the HCDP plants.

Our natural gas business consists of the following systems:

•

East Texas system: Includes approximately 3,900 miles of natural gas gathering and transportation pipelines, eight natural gas treating plants and five natural gas processing plants, including two HCDP plants.

•

Anadarko system: Consists of approximately 2,900 miles of natural gas gathering and transportation pipelines in southwest Oklahoma and the Texas panhandle, one natural gas treating plant and 11 natural gas processing plants, which includes the assets we obtained in September 2010 when we acquired the Elk City system.

•	North Texas system: Includes approximately 4,700 miles of natural gas gathering pipelines and 9 natural gas processing plants located in the Fort Worth basin.

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

Supply and Demand.    Demand for our gathering, treating and processing services primarily depends upon the supply of natural gas reserves and the drilling rate for new wells. The level of impurities in the natural gas gathered also affects treating services. Demand for these services also depends upon overall economic conditions and the prices of natural gas and NGLs. During 2011, overall natural gas prices were at rates below the rates experienced in recent years due to excess supplies of natural gas in the United States. At the same time prices for NGLs and condensate, which are more closely correlated with movements in crude oil prices, have remained above historical averages. As a result of the combination of these pricing dynamics, drilling activity has increased in areas known to have natural gas with high levels of NGL content, such as the Granite Wash formation, and areas where the cost of drilling for natural gas allows for a reasonable return for the natural gas produced as is the case in the Haynesville and Barnett shales. Additionally, supply in both of these areas has benefited from enhanced horizontal drilling and fracturing techniques, enabling higher flow rates from the wells of the producers. As drilling rates continue to improve and the number of drilling rigs increase, we expect the demand for our services to increase. Our existing natural gas assets are in basins that have the opportunity to grow in an improved pricing environment. All three of our natural gas systems exist in regions that have shale or tight sands formations where horizontal fracturing technology can be utilized to increase production from the natural gas wells.

Our East Texas system is primarily located in the East Texas basin. The Bossier trend, which is located on the western side of our East Texas system within the East Texas basin, has been the driver of growth on our East Texas system for the past several years. Production in the Bossier trend grew from 650 MMcf/d in 1997 to a peak of 2,400 MMcf/d in March of 2009. However with the decline in natural gas prices, the Bossier trend has seen a decrease in development with production falling to 1,800 MMcf/d as of October 2011. This decreased drilling activity in the Bossier trend is expected to be offset by the increased activity focused in and around the Haynesville shale. The Haynesville shale is a formation that runs from western Louisiana into eastern Texas, and is one of the largest natural gas discoveries in the United States.

In an effort to address the continuing growth in natural gas production occurring in east Texas, and take advantage of the resource potential of the Haynesville shale, we announced plans to expand our East Texas system by constructing three lateral pipelines into the east Texas portion of the Haynesville shale, together with a large diameter lateral pipeline from Shelby County to Carthage, which will further expand our recently completed Shelby County Loop. The expansion into the Haynesville shale area is expected to increase the capacity of our East Texas system by 900 MMcf/d. A portion of the pipeline for the project was completed during the second quarter of 2010 and the main trunkline to Carthage in December 2010, with the remainder of the facilities to be completed in the first quarter of 2012.

A substantial portion of natural gas on our North Texas system is produced in the Barnett shale area within the Fort Worth basin conglomerate. The Fort Worth basin conglomerate is a mature zone that is experiencing slow production decline. In contrast, the Barnett shale area became one of the more active natural gas plays in North America. While abundant natural gas reserves have been known to exist in the Barnett shale area since the early 1980s, technological advances in fracturing the shale formation allows commercial production of these natural gas reserves. Based on the latest information available for 2011, Barnett shale production has risen from approximately from 110 MMcf/d in 1999 to approximately 5,800 MMcf/d by October 2011. We anticipate that throughput on the North Texas system will be steady in each of the next several years as a result of modest Barnett shale development due to low natural gas prices. This is a result of producers deploying their resources to other natural gas shale plays with higher liquids content.

Our Anadarko system is located within the Anadarko basin and has experienced considerable growth as a result of the rapid development of the Granite Wash play in Hemphill and Wheeler counties in Texas. Favorable pricing for NGLs relative to the lower prices for natural gas has encouraged producers to increase production in the Granite Wash formation due to the high content of NGLs and condensate present in the natural gas stream. Rig counts have increased steadily since late 2009 with an increased emphasis by producers to use horizontal drilling and multistage hydraulic fracturing technologies. We continue to experience an increase in the supply of natural gas for processing and transportation on our Anadarko system resulting from the increase in production of the Granite Wash formation due to the successful application of these new technologies by our customers.

In response to the increased supply of natural gas and NGLs and the increased demand for our services in the Anadarko region, we acquired the Elk City system in September 2010. The Elk City system includes one carbon dioxide treating plant and three cryogenic processing plants with a total capacity of 370 MMcf/d, and a combined current NGL production capability of 20,000 Bpd, enabling us to process greater volumes of natural gas resulting from the increased production in the Granite Wash formation. This acquisition enhanced the processing capacity and expansion capability of our Anadarko system. In an effort to further alleviate the capacity constraints resulting from the increasing supplies of natural gas in the areas served by our Anadarko system, we constructed a cryogenic processing plant, which we refer to as the Allison Plant. The Allison Plant was placed into service in November 2011 and is intended to accommodate the resurgence of horizontal drilling activity that exists in the Granite Wash formation. We are awaiting the completion of additional third party NGL takeaway capacity to the Allison Plant, which will allow us to fully utilize its capacity. This additional third party takeaway capacity is expected to be in place during the first quarter of 2012. In August 2011, we announced plans to construct an additional processing plant and other facilities, including compression and gathering infrastructure, on our Anadarko system, which we refer to as our Ajax Plant. The Allison and Ajax plants, when operational, will increase the total processing capacity on our Anadarko system to approximately 1,200 MMcf/d.

Other potential expansions may arise as more producers begin further developing the Granite Wash, Barnett shale, Haynesville shale and other areas in the basins served by our systems and commit for additional capacity. We will opportunistically evaluate strategic prospects to further expand the service capabilities of our existing systems.

Results of our Natural Gas business depend upon the drilling activities of natural gas producers in the areas we serve. We expect that natural gas production will continue to rise in areas with high liquids content gas and to decline in our dry gas basins due to low natural gas prices. We expect the volumes on our Anadarko system to rise due to the high prices for NGLs and the increased use of horizontal drilling in the Mid-continent region of the United States. Our East Texas and North Texas systems are located in two areas where we believe producers will develop dry gas to hold their acreage position. Growth will be modest or flat until forward natural gas prices improve.

In September 2011, we announced a joint venture among us, Enterprise Products, and Anadarko, to design and construct a new NGL pipeline referred to as the Texas Express Pipeline, or TEP. The pipeline will extend approximately 580 miles to NGL fractionation and storage facilities in Mont Belvieu, Texas and have an initial capacity of approximately 280,000 Bpd. Additionally, the joint venture will include two new NGL gathering systems. Enterprise will construct and serve as the operator of the pipeline, while we will build and operate the new gathering systems. The pipeline and portions of the gathering systems are expected to begin service in mid-2013, subject to regulatory approvals and finalization of commercial agreements. TEP will assist us in fulfilling our strategic objective of expanding our presence in the natural gas and NGL value chain and provide a new source of strong and stable cash flow.

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

Trucking and NGL Marketing Operations

We also include our trucking and NGL marketing operations in our Natural Gas segment. These operations include the transportation of NGLs, crude oil and other products by truck and railcar from wellheads and treating, processing and fractionation facilities to wholesale customers, such as distributors, refiners and chemical facilities. In addition, our trucking and NGL marketing operations resell these products. A key component of our business is ensuring market access for the liquids extracted at our processing facilities. On average, this accounts for approximately 40 percent of the volumes marketed or transported by our trucking and NGL marketing business and is a major source of its growth in this area.

Our services are provided using trucks, trailers and rail cars, pipeline capacity, fractionation agreements, product treating and handling equipment. Our trucking operations transport NGLs, condensate and crude oil from our processing facilities and from third party producers to our United States Gulf Coast customers. In October 2010, we acquired the assets of a common carrier trucking company for $10.3 million to meet the growing supply of NGLs, condensate and crude oil, as well as to capitalize on the opportunity to better serve our United States Gulf Coast customers. As a result of the acquisition, our fleet expanded and as of December 31, 2011 consists of approximately 220 trucks and 375 trailers.

NGL Marketers.    Most of the customers of our trucking and NGL marketing operations are wholesale customers, such as refineries and propane distributors. Our trucking and NGL marketing operations also market products to wholesale customers such as petrochemical plants.

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

Competition.    Our trucking and NGL marketing operations have a number of competitors, including other trucking and railcar operations, pipelines, and, to a lesser extent, marine transportation and alternative fuels. In addition, the marketing activities of our trucking and NGL marketing operations have numerous competitors, including marketers of all types and sizes, affiliates of pipelines and independent aggregators.

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

The ICA gives the FERC the authority to regulate the rates we can charge for service on interstate common carrier pipelines. The ICA requires, among other things, that such rates be “just and reasonable” and that they not be unduly discriminatory or unduly preferential to certain shippers. The ICA permits interested parties to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate the rates to determine if they are just and reasonable. If the FERC finds the new or changed rate unlawful, it is authorized to require the carrier to refund, with interest, the amount of any revenues in excess of the amount that would have been collected during the term of the investigation at the rate properly determined to be lawful. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

In October 1992, Congress passed the EP Act, which deemed petroleum pipeline rates that were in effect for the 365-day period ending on the date of enactment, or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period, to be just and reasonable under the ICA (i.e., “grandfathered”). The EP Act also limited the circumstances under which a complaint can be made against such grandfathered rates. In order to challenge grandfathered rates, a party must show: (1) that it was contractually barred from challenging the rates during the relevant 365-day period; (2) that there has been a substantial change after the date of enactment of the EP Act in the economic circumstances of the pipeline or in the nature of the services that were the basis for the rate, or (3) that the rate is unduly discriminatory or unduly preferential.

The FERC determined our Lakehead system rates are not covered by the grandfathering provisions of the EP Act because they were subject to challenge prior to the effective date of the statute. We believe that the rates for our North Dakota and Ozark systems should be found to be subject to the grandfathering provisions of the EP Act because those rates were not suspended or subject to protest or complaint during the 365-day period established by the EP Act.

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

On December 16, 2010, the FERC set the index for the period from July 2011 through June 2016 at PPI-FG plus 2.65 percentage points. The FERC’s December 16, 2010 order was challenged and an appeal was filed by a shipper with the D.C Circuit Court. However, on December 6, 2011, the shipper filed a motion requesting that the appeal be dismissed. Therefore no further judicial or commission review of the decision will occur.

FERC Allowance for Income Taxes in Interstate Common Carrier Pipeline Rates

In May 2005, the FERC adopted a policy statement providing that pipelines regulated by FERC that are owned by entities organized as master limited partnerships, or MLPs, could include an income tax allowance in their cost-of-service rates to the extent the income generated from regulated activities was subject to an actual or potential income tax liability. Pursuant to this policy statement, a FERC-regulated pipeline that is a tax pass-through entity seeking such an income tax allowance must establish that its owners, partners or members have an actual or potential income tax obligation on the company’s income from regulated activities. This tax allowance policy was upheld on appeal by the U. S. Court of Appeals for the D.C. Circuit, also referred to as the D.C. Circuit Court, in May 2007. Whether a particular pipeline’s owners have an actual or potential income tax liability is reviewed by the FERC on a case-by-case basis. To the extent any of our FERC-regulated oil pipeline systems were to file cost-of-service rates, their entitlement to an income tax allowance would be assessed under the FERC policy statement and the facts existing at the relevant time.

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

Accounting for Pipeline Assessment Costs

In June 2005, the FERC issued an order in Docket AI05-1 describing how FERC-regulated companies should account for costs associated with implementing the pipeline integrity management requirements of the United States Department of Transportation, or DOT, and the Pipeline and Hazardous Materials Safety Administration, or PHMSA. The order took effect on January 1, 2006. Under the order, FERC-regulated companies are generally required to recognize costs incurred for performing pipeline assessments that are part of a pipeline integrity management program as a maintenance expense in the period in which the costs are incurred. Costs for items such as rehabilitation projects designed to extend the useful life of the system can continue to be capitalized to the extent permitted under the existing rules. The FERC denied rehearing of its accounting guidance order on September 19, 2005.

Prior to 2006, we capitalized first time in-line inspection programs, based on previous rulings by the FERC. In January 2006, we began expensing all first-time internal inspection costs for all our pipeline systems, whether or not they are subject to the FERC’s regulation, on a prospective basis. We continue to expense secondary internal inspection tests consistent with the previous practice. Refer to Note 2. Summary of Significant Accounting Policies included in our consolidated financial statements beginning at page 90 of this annual report on Form 10-K for additional discussion.

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

Our Texas intrastate pipelines are generally not subject to regulation by the FERC. However, to the extent our intrastate pipelines transport natural gas in interstate commerce, the rates, terms and conditions of such transportation are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act, or NGPA. In addition, under FERC regulations we are subject to market manipulation and transparency rules. This includes the public posting of certain capacity information pursuant to FERC Order No. 720 et al and FERC Order No. 720-A. As discussed below in Natural Gas Gathering Pipeline Regulation, this posting requirement for intrastate pipelines was invalidated by the Fifth Circuit in late 2011; however the rules remain in place for interstate pipelines.

Natural Gas Gathering Regulation

Section 1(b) of the Natural Gas Act, or NGA, exempts natural gas gathering facilities from the jurisdiction of the FERC. We own certain natural gas facilities that we believe meet the traditional tests the FERC has used to establish a facility’s status as a gatherer not subject to FERC jurisdiction. However, to the extent our gathering systems buy and sell natural gas, such gatherers, in their capacity as buyers and sellers of natural gas, are now subject to FERC Order 704-A. Additionally, several of our gathering systems fall under the definition of “major non-interstate pipeline.” These systems were previously subject to FERC Order No. 720 et al., however on October 24, 2011 the U.S. Court of Appeals for the Fifth Circuit issued an Opinion vacating the FERC rule (RM08-2) promulgated by Order Nos. 720 and 720-A, which required major intrastate pipelines to post their system’s flow information. The Fifth Circuit entered its final mandate on December 30, 2011. In keeping with that mandate, Enbridge ceased posting of capacity and flow information for its major intrastate pipelines on January 3, 2012.

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

Tariffs and Transportation Rate Cases

Lakehead system

Under published tariffs as of December 31, 2011 (including the transportation rate surcharges related to Lakehead system expansions) for transportation on the Lakehead system, the rates for transportation of light, medium and heavy crude oil from the International Border near Neche, North Dakota, where the Lakehead system enters the United States (unless otherwise stated), to principal delivery points are set forth below:

	Published Transportation Rate Per Barrel(1)
	Light	Medium	Heavy
To Clearbrook, Minnesota	$0.3628	$0.3842	$0.4218
To Superior, Wisconsin	$0.7595	$0.8110	$0.9010
To Chicago, Illinois area	$1.6625	$1.7879	$2.0076
To Marysville, Michigan area	$2.0021	$2.1545	$2.4220
To Buffalo, New York area	$2.0514	$2.2080	$2.4819
Chicago to the international border near Marysville	$0.6807	$0.7258	$0.8055
Clearbrook, Minnesota to Chicago	$1.4751	$1.5790	$1.7612

(1)	Pursuant to FERC Tariff No. 43.8.0 as filed with the FERC and with an effective date of July 1, 2011.

The transportation rates as of December 31, 2011 for medium and heavy crude oil are higher than the transportation rates for light crude oil set forth in this table to compensate for differences in the costs of shipping different types and grades of liquid hydrocarbons. The Lakehead system periodically adjusts transportation rates as allowed under the FERC’s index methodology and the tariff agreements described below.

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

SEP II Surcharge

Under the Settlement Agreement with CAPP that the FERC approved in 1996 and reconfirmed in 1998, Lakehead implemented a transportation rate surcharge related to SEP II. This surcharge, which is added to the base transportation rates, is a cost-of-service based calculation that is trued-up annually (usually in April) for actual costs and throughput from the previous calendar year and is not subject to indexing. The initial term of the SEP II portion of the Settlement Agreement was for 15 years, beginning in 1999 and expiring December 31, 2013.

Terrace Surcharge

Under the 1998 Settlement Agreement, the Lakehead system implemented a transportation rate surcharge for the Terrace expansion program which is referred to as the Terrace Surcharge, of approximately $0.013 per barrel for light crude oil from the Canadian border to Chicago and will remain at this level through 2013, when the Terrace Surcharge ends. In addition to the Terrace Surcharge, included in the tariff agreement are the Terrace Schedule B and C adjustments. The Schedule B adjustment to the Terrace Surcharge is required if the change in current multi-pipeline cost of equity plus or minus 200 basis points exceeds the 1998 multi-pipeline rate of return. In 2011, since the current multi-pipeline rate of return plus or minus 200 basis points exceeded the 1998 multi-pipeline rate of return, an immaterial adjustment to the Terrace Surcharge was made. The Schedule C adjustment to the Terrace Surcharge is required when Terrace Phase III facilities are in service and the annual actual average pumping exiting Clearbrook is less than 225,000 cubic meters, or m3, per day. However, in the 2011 Filing, the actual annual average pumping for 2010 was above the volume threshold and as a result, no adjustment to the Terrace Surcharge was made. As a result there was no change to the rate in the 2011 Terrace Surcharge relative to the 2010 surcharge from the International Boundary, near Neche, to Griffith, Indiana.

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

On August 14, 2008, the FERC approved an Amendment to the FSM Settlement to allow the Lakehead system to include in the Facilities Surcharge particular shipper-requested projects that are not yet in service as of April 1st of each year, provided there is an annual true-up of throughput and cost estimates. Enbridge Energy, Limited Partnership, 124 FERC ¶ 61,159 (2008). The FERC also approved the addition of four new projects to the Facilities Surcharge (Docket No. OR08-10-000):

(5)	Southern Access pipeline;

(6)	Tank 34 at Superior Terminal and Tank 79 at Griffith Terminal;

(7)	Clearbrook Manifold; and

(8)	Tank 35 at Superior Terminal and Tank 80 at Griffith Terminal.

On August 28, 2009, the FERC accepted the supplement to the Settlement (Docket No. OR09-5-000) to allow the following three new projects:

(9)	Southern Lights Interim Period Impact;

(10)	Eastern Access (Trailbreaker) Backstopping Agreement; and

(11)	Line 5 Expansion Backstopping Agreement.

On March 30, 2010, the FERC approved the Acceptance of Settlement (Docket No. OR10-7-000) to permit the recovery of the costs associated with two new projects:

(12)	Alberta Clipper Pipeline; and

(13)	Line 3 Conversion Project.

On March 31, 2011, the FERC approved the Acceptance of Supplement to Facilities Surcharge Settlement (Docket No. OR11-5-000) to permit the recovery of the costs associated with one new project:

(14)	Line 6B Integrity:

Project 14 is designed to recover an estimated $175 million USD in capital cost and an estimated US$5 million in operating cost related to the 2010/2011 Line 6B Integrity Program, including costs associated with the Pipeline and Hazardous Materials Safety Administration (PHMSA) Corrective Action Order. Enbridge Energy and CAPP have agreed that the costs associated with Line 6B Integrity Program should be recovered through the Facilities Surcharge Mechanism. Since the filing was uncontested, the Commission accepted the Supplement to Settlement on the grounds that it is fair, reasonable, and in the public interest.

In 2011, the Facilities Surcharge was $0.7522 per barrel for light crude oil movements from the International Border near Neche, North Dakota to Chicago, Illinois.

International Joint Tariff

FERC Tariff No. 45.0.0, issued May 2, 2011, established the International Joint Tariff (IJT) effective July 1, 2011, to provide rates applicable to the transportation of petroleum from all receipt points in western Canada on the Enbridge Pipeline Inc. Canadian Mainline system to all delivery points on the Lakehead pipeline system owned by Enbridge Energy and to delivery points on the Canadian Mainline located downstream of the Lakehead system. The IJT provides a simplified tolling structure to cover transportation services that cross the international border and provides a rate that is equal to or less than the sum of the combined Canadian Mainline and Lakehead system rates on file and in effect.

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

Published Transportation Rate Per Barrel(1)

To Wood River	$0.5477

(1)	Pursuant to FERC Tariff No. 48.1.0 as filed with the FERC on May 31, 2011, with an effective date of July 1, 2011.

The transportation rate as of December 31, 2011, outlined above, applies to light crude only. Medium and heavy crude oil transportation rates on these systems are higher to compensate for differences in the costs of shipping different types and grades of liquid hydrocarbons.

Where applicable, transportation rates are periodically adjusted as allowed under the FERC’s index methodology. This methodology allows for an adjustment of transportation rates effective July 1 of each year.

North Dakota system

The North Dakota system consists of both gathering and trunkline assets. Effective January 1, 2008, two new surcharges were implemented as a part of the North Dakota Phase V expansion program, referred to as North Dakota Phase V. In August 2006, the North Dakota system submitted the Phase V Offer of Settlement to the FERC for an expansion of the system, which was approved by the Commission on October 31, 2006 (Docket No. OR06-9-000). The Phase V Offer of Settlement outlined the mainline expansion and looping surcharges as cost-of-service based surcharges that are trued-up each year to actual costs and volumes and are not subject to the FERC index methodology. These surcharges were initially applicable for five years immediately following the in-service date of North Dakota Phase V, which was January 2008. The mainline expansion surcharge is applied to all routes with a destination of Clearbrook and the looping surcharge is applied to volumes originating at either Trenton or Alexander, North Dakota. Gathering rates in effect as of December 31, 2011 are $0.76 per barrel. Effective April 1, 2010, we extended the term of the looping surcharge on our North Dakota system by four years. The impact of the term extension reduced the looping surcharge from $0.70 per barrel to $0.38 per barrel for all volumes originating from Trenton or Alexander delivered to Tioga thru 2014.

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

On December 30, 2010, our North Dakota system filed to modify the existing tariffs to include rates for delivery to the International Border near Portal, North Dakota effective February 1, 2011. Due to a delay in available downstream capacity, these rates were cancelled and subsequently re-filed to be effective on March 18, 2011. This project is a result of reactivation and reversal work completed on the Portal Link, which provides export capacity into Canada providing immediate relief to the constrained pipeline infrastructure in North Dakota. This service is completely optional; therefore, the rates will only be charged to shippers using these facilities and there will be no rate impact to existing shippers not utilizing this segment. However, existing shippers may benefit from this service as volumes on PREP will reduce the expansion surcharges on the North Dakota system. Rates to the International Boundary near Portal are set equal to the rates to Clearbrook.

In addition to the temporary freeze on the creation of additional Regular Shippers, on May 16, 2011, the North Dakota system implemented a lottery process in order that New Shippers could still be able to receive a minimum batch size on the system (Docket No. IS11-299-000). This change was put into practice as the result of the continued growth in the number of New Shippers seeking access to the system.

On May 12, 2011 and July 29, 2011 in two separate filings, to be effective on June 1, 2011 and September 1, 2011 respectively, the North Dakota system cancelled several gathering and trunk line transportation rates that were under-utilized.

On October 28, 2011, notice was provided by the North Dakota system of a temporary, partial embargo for deliveries to Clearbrook, Minnesota from the Berthold, North Dakota receipt point due to vibration issues that had occurred at Berthold. This is the only receipt and delivery point impacted and was expected to only last two months. However, on December 28, 2011, the temporary, partial embargo was extended for another two months, until February 29, 2012.

On October 31, 2011, the North Dakota system filed to establish new rates to accommodate a connection to the Hawthorn Oil Transportation (North Dakota), Inc. pipeline near Stanley Station, which feeds the EOG Resources Railyard (North Dakota), Inc. Stanley Rail Facility. This service is optional and only used by those shippers wishing to use the Stanley Rail Facility. The new rates will therefore not impact existing shippers who choose not to use the service. However, existing shippers from the Alexander and Trenton receipt points could see a reduction in the Phase V surcharge rates because of the additional volumes this connection could accommodate. These rates went into effect December 1, 2011.

On November 25, 2011, the joint tariff between the North Dakota system and Plains Pipeline, L.P. was cancelled, effective December 31, 2011. While the service is no longer being provided on a joint tariff basis, local tariff rates for both the North Dakota system and Plains Pipeline, L.P. provide rates for the transportation service.

On December 30, 2011, the North Dakota system filed to establish an initial gathering service at Trenton (Williams Country), North Dakota effective February 1, 2012. For gathering into Trenton from an unaffiliated shipper a charge of $0.10 per barrel will be assessed. Rates at Trenton resulted from requests for a pipeline connection from a shipper to facilitate receipts into the Enbridge North Dakota system. Only shippers utilizing this new interconnect service will be subject to the applicable charges.

The rates, surcharges, and embargos for transportation of light crude oil to principal delivery points via trucklines on our North Dakota system are set forth below:

	Published Transportation Rate Per Barrel(1)(2)	Subject To Embargo(3)
From Glenburn, Minot, Newberg, Sherwood, and Stanley, North Dakota to Clearbrook	$1.4213	No
From Berthold, North Dakota to Clearbrook	$1.4213	Yes
From Berthold, North Dakota to International boundary near Portal, North Dakota	$1.4213	No
From Grenora, North Dakota to Clearbrook	$1.5551	No
From Flat Lake and Reserve, Montana to Clearbrook	$1.5847	No
From Tioga to Clearbrook, Minnesota	$1.4507	No
From Trenton, North Dakota to Clearbrook	$2.1340	No
From Alexander, North Dakota to Clearbrook	$2.1783	No
From Reserve, Montana to Tioga	$0.6541	No
From Trenton and Missouri Ridge, North Dakota to Tioga	$0.9802	No
From Alexander, North Dakota to Tioga	$1.0244	No
From (pump-over) Stanley, North Dakota to Stanley	$0.2500	No
From Tioga to Stanley, North Dakota	$0.9411	No
From Grenora, North Dakota to Stanley	$1.0455	No
From Reserve, Montana to Stanley	$1.0751	No
From Trenton and Missouri Ridge, North Dakota to Stanley	$1.6244	No
From Alexander, North Dakota to Stanley	$1.6687	No

(1)	Pursuant to FERC Tariff No. 72.16.0 as filed with the FERC on December 30, 2011, with an effective date of February 2, 2012.

(2)	The looping surcharge was modified in 2009 to extend the cost recovery period by an additional four years, which reduced the rates.

(3)	Pursuant to FERC Tariff No. 72.15.0 as filed with the FERC on December 28, 2011, effective immediately thru February 29, 2012.

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

Pipeline Safety and Transportation Regulation

Our transmission and non-rural gathering pipelines are subject to regulation by the DOT and PHMSA, under Title 49 of the United States Code of Federal Regulations Parts 190-199 (Pipeline Safety Act, or PSA) relating to the design, installation, testing, construction, operation, replacement and management of transmission and non-rural gathering pipeline facilities. PHMSA is the agency charged with regulating the safe transportation of hazardous materials under all modes of transportation, including interstate and intrastate pipelines. Periodically the PSA has been reauthorized and amended, imposing new mandates on the regulator to promulgate new regulations and imposing direct mandates on operators of pipelines.

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

On December 29, 2006, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, referred to as PIPES of 2006, was enacted, which further amended the PSA. Many of the provisions were welcome, including strengthening excavation damage prevention and enforcement. The most significant provisions of PIPES of 2006 that will affect us include a mandate to PHMSA to remove most exemptions from federal regulations for liquid pipelines operating at low stress and mandates PHMSA to undertake rulemaking requiring pipeline operators to have a human factors management plan for pipeline control room personnel, including consideration for controlling hours of service. On December 3, 2009, the final rule for the Control Room Management/Human Factors was published. The final rule applying safety regulations to all rural onshore hazardous liquid low-stress pipelines was published May 5, 2011 and became effective October 1, 2011.

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

Air and Water Emissions.    Our operations are subject to the federal Clean Air Act, or CAA, and the federal Clean Water Act, or CWA, and comparable state and local statutes. We anticipate, therefore, that we will incur costs in the next several years for air pollution control equipment and spill prevention measures in connection with maintaining existing facilities and obtaining permits and approvals for any new or acquired facilities. In January 2010, the Environmental Protection Agency, or EPA, published that the effective date of the Spill Prevention, Control, and Countermeasures Rule Amendments would be November 10, 2010. However, on October 7, 2010, the EPA issued an extension to the compliance date to November 10, 2011. While the operations of our pipeline facilities are subject to the rule, we have prepared the necessary plans for compliance prior to the November 2011 effective date. In 2009, the EPA published the Greenhouse Gas Recordkeeping and Reporting Rule, which requires applicable facilities to record and report greenhouse gas emissions from combustion sources beginning January 1, 2010. As a part of the reporting rule, in November 2010, the EPA published the requirements for reporting emissions from Petroleum and Natural Gas Systems beginning January 1, 2011. While the operations of our pipelines are subject to the rule, we do not believe that the rule requirements will have a material effect on our operations. Annual emissions from combustion activities in 2010 were reported prior to the September 30, 2011 deadline. Facilities subject to existing Greenhouse Gas Reporting rules will report emissions prior to the March 31, 2012 deadline for 2011 emissions. Additionally, facilities subject to new reporting rules in 2011 will report prior to the September 28, 2012 deadline.

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

Site Remediation.    We own and operate a number of pipelines, gathering systems, storage facilities and processing facilities that have been used to transport, distribute, store and process crude oil, natural gas and other petroleum products. Many of our facilities were previously owned and operated by third parties whose handling, disposal and release of petroleum and waste materials were not under our control. The age of the facilities, combined with the past operating and waste disposal practices, which were standard for the industry and regulatory regime at the time, have resulted in soil and groundwater contamination at some facilities due to historical spills and releases. Such contamination is not unusual within the natural gas and petroleum industry. Historical contamination found on, under or originating from our properties may be subject to CERCLA, the Resource Conservation & Recovery Act and analogous state laws as described above.

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

INSURANCE

Our operations are subject to many hazards inherent in the liquid petroleum and natural gas gathering, treating, processing and transportation industry. We maintain commercial liability insurance coverage that is consistent with coverage considered customary for our industry. We are included in the comprehensive insurance program that is maintained by Enbridge for its subsidiaries and affiliates through the policy renewal date of May 1, 2012. We do not maintain insurance coverage for interruption of our operations except for water crossings.

The general pollution liability insurance policies are in United States Dollar, or USD, denominated policies, while our property and business interruption policy is a CAD denominated policy. The coverage limits are deductible amounts at December 31, 2011 for our insurance policies denominated in CAD and USD were as follows:

	Coverage Limits				Deductible Amount
Insurance Type	CAD		USD		CAD	USD
	(in millions)
Property and business interruption(1)	Up to $	700.0	Up to $	688.0	$10.0	$10.0
General liability(2)	Up to $	585.0	Up to $	575.0	$0.1	$0.1
Pollution liability(2)	Up to $	585.0	Up to $	575.0	$5.1	$5.0

(1)	Conversion of policy values are based on an exchange rate at December 31, 2011 of $1 CAD to $0.9833 USD.

(2)	Conversion of policy values are based on an exchange rate at December 31, 2011 of $1 USD to $1.017 CAD.

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

A downgrade in our credit rating could require us to provide collateral for our hedging liabilities and negatively impact our interest costs and borrowing capacity under our New Credit Facility.

Standard & Poor’s, or S&P, Dominion Bond Rating Service, or DBRS, and Moody’s Investors Service, referred to as Moody’s, rate our non-credit enhanced, senior unsecured debt. Although we are not aware of any current plans by the ratings agencies to lower their respective ratings on such debt, we cannot be assured that such credit ratings will not be downgraded.

Currently, we are parties to certain International Swaps and Derivatives Association, Inc., or ISDA®, agreements associated with the derivative financial instruments we use to manage our exposure to fluctuations in commodity prices. These ISDA® agreements require us to provide assurances of performance if our counterparties’ exposure to us exceeds certain levels or thresholds. We generally provide letters of credit to satisfy such requirements. At December 31, 2011, we have provided $173.2 million in the form of letters of credit as assurances of performance for our then outstanding derivative financial instruments. In the event that our credit ratings were to decline to the lowest level of investment grade, as determined by S&P and Moody’s, we would be required to provide letters of credit in substantially greater amounts to satisfy the requirements of our ISDA® agreements. For example if our credit ratings had been at the lowest level of investment grade at December 31, 2011, we would have been required to provide additional letters of credit in the aggregate amount of $63.9 million. The amounts of any letters of credit we would have to establish under the terms of our ISDA® agreements would reduce the amount that we are able to borrow under our senior unsecured revolving credit facility, referred to as our New Credit Facility.

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

Our acquisition strategy may be unsuccessful if we incorrectly predict operating results, are unable to identify and complete future acquisitions and integrate acquired assets or businesses.

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

In addition, we may be unable to identify acquisition targets and consummate acquisitions in the future.

Our financial performance could be adversely affected if our pipeline systems are used less.

Our financial performance depends to a large extent on the volumes transported on our liquids or natural gas pipeline systems. Decreases in the volumes transported by our systems can directly and adversely affect our revenues and results of operations. The volume transported on our pipelines can be influenced by factors beyond our control including:

•	Competition;

•	Regulatory action;

•	Weather conditions;

•	Storage levels;

•	Alternative energy sources;

•	Decreased demand;

•	Fluctuations in energy commodity prices;

•	Economic conditions;

•	Supply disruptions;

•	Availability of supply connected to our pipeline systems; and

•	Availability and adequacy of infrastructure to move, treat and process supply into and out of our systems.

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

In addition, our ability to increase deliveries to expand our Lakehead system in the future depends on increased supplies of western Canadian crude oil. We expect that growth in future supplies of western Canadian crude oil will come from oil sands projects in Alberta. Full utilization of additional capacity as a result of our Alberta Clipper and Southern Access pipelines and future expansions of our Lakehead system, will largely depend on these anticipated increases in crude oil production from oil sands projects. A reduction in demand for crude oil or a decline in crude oil prices may make certain oil sands projects uneconomical since development costs for production of crude oil from oil sands is greater than development costs for production of conventional crude oil. Oil sands producers may cancel or delay plans to expand their facilities, as some oil sands producers have done in recent years, if crude oil prices are at levels that do not support expansion. Additionally, measures adopted by the government of the province of Alberta to increase its share of revenues from oil sands development coupled with a decline in crude oil prices could reduce the volume growth we have anticipated in expanding the capacity of our crude oil pipelines.

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

We also encounter competition in our natural gas gathering, treating, and processing and transmission businesses. A number of new interstate natural gas transmission pipelines being constructed could reduce the revenue we derive from the intrastate transmission of natural gas. Many of the large wholesale customers served by our natural gas systems have multiple pipelines connected or adjacent to their facilities. Thus, many of these wholesale customers have the ability to purchase natural gas directly from a number of pipelines or from third parties that may hold capacity on other pipelines. Most natural gas producers and owners have alternate gathering and processing facilities available to them. In addition, they have other alternatives, such as building their own gathering facilities or, in some cases, selling their natural gas supplies without processing. Some of our natural gas marketing competitors have greater financial resources and access to larger supplies of natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.

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

The prices of natural gas, NGLs and crude oil are inherently volatile, and we expect this volatility will continue. We buy and sell natural gas and NGLs in connection with our marketing activities. Our exposure to commodity price volatility is inherent to our natural gas and NGL purchase and resale activities, in addition to our natural gas processing activities. To the extent that we engage in hedging activities to reduce our commodity price exposure, we may be prevented from realizing the full benefits of price increases above the level of the hedges. However, because we are not fully hedged, we will continue to have commodity price exposure on the unhedged portion of the fees we derive from the commodities we receive in-kind as payment for our gathering, processing, treating and transportation services. As of December 31, 2011, we are exposed to fluctuations in commodity prices on 30 to 40 percent of the natural gas, NGLs and condensate we expect to receive in the near term. As a result of this unhedged exposure, a substantial decline in the prices of these commodities could adversely affect our financial performance.

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

In June of 2009, the United States House of Representatives passed a cap and trade bill known as the American Clean Energy and Security Act of 2009, which was then placed on the United States Senate legislative calendar for consideration. However, the Senate never acted on the legislation during the 111th Congress, which ended at the end of 2010. The 112th Congress, which began in January, 2011, and extends through the end of 2012 is not expected to act on comprehensive climate change legislation. The U.S Environmental Protection Agency (EPA) is working on regulations to limit greenhouse gas emissions within its existing statutory authority under the Clean Air Act. In addition, more than one-third of the states already have begun implementing legal measures to reduce emissions of greenhouse gases. Further, on April 2, 2007, the United States Supreme Court in Massachusetts, et al. v. EPA, held that carbon dioxide may be regulated as an “air pollutant” under the federal CAA. In July 2008, the EPA released an Advanced Notice of Proposed Rulemaking regarding possible future regulation of greenhouse gas emissions under the CAA and other potential methods of regulating greenhouse gases. On December 7, 2009, the EPA finalized its response to the Massachusetts, et al. v. EPA decision by issuing its “endangerment finding” that the current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations, and that certain greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of greenhouse gases and hence to the threat of climate change. Moreover, on September 22, 2009, the EPA finalized a rule requiring nation-wide reporting of greenhouse gas emissions beginning January 1, 2010. The rule applies primarily to large facilities emitting 25,000 metric tons or more of carbon dioxide-equivalent greenhouse gas emissions per year and to most upstream suppliers of fossil fuels and industrial greenhouse gas, as well as to manufacturers of vehicles and engines. Subsequently, on November 30, 2010, the EPA finalized a supplemental rulemaking that expanded the types of industrial sources that are subject to or potentially subject to EPA’s mandatory greenhouse gas emissions reporting requirements to include petroleum and natural gas systems. Finally, the May 2010 promulgation of regulations to control the greenhouse gas emissions from light-duty motor vehicles automatically triggered CAA provisions that, in general, require stationary source facilities that emit more than 25,000 tons per year of greenhouse gas equivalent to obtain permits to demonstrate that best practices and technology are being used to minimize greenhouse gas emissions. On May 13, 2010, the EPA finalized the “tailoring rule,” which served to increase the greenhouse gas emissions threshold that triggers the permitting requirements for stationary sources. Under a phased-in approach, for most purposes, new permitting provisions are required for facilities that emit 100,000 tons per year or more of carbon dioxide equivalent. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted and upheld by the judicial system as initially written, if at all, or how legislation or new regulation that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions.

The United States’ Congress has been actively considering legislation to reduce emissions of greenhouse gases, primarily through the development of greenhouse gas cap and trade programs as discussed above. Any additional costs or operating restrictions associated with legislation or regulations regarding greenhouse gas emissions could have a material adverse effect on our operating results and cash flows, in addition to the demand for our services.

Pipeline operations involve numerous risks that may adversely affect our business and financial condition.

Operation of complex pipeline systems, gathering, treating, processing and trucking operations involves many risks, hazards and uncertainties. These events include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of the facilities below expected levels of capacity and efficiency and catastrophic events such as explosions, fires, earthquakes, hurricanes, floods, landslides or other similar events beyond our control. These types of catastrophic events could result in loss of human life, significant damage to property, environmental pollution and impairment of our operations, any of which could also result in substantial losses for which insurance may not be sufficient or available and for which we may bear a part or all of the cost. Costs of pipeline seepage over time may be mitigated through insurance, however, if not discovered within the specified insurance time period we would incur full costs for the incident. In addition, we could be subject to significant fines and penalties from regulators in connection with such events. For pipeline and storage assets located near populated areas, including residential communities, commercial business centers, industrial sites and other public gathering locations, the level of damage resulting from these catastrophic events could be greater.

United States based oil sands development opponents as well as others concerned with environmental impacts of pipeline routes advocated by our competitors have utilized political pressure to influence the timing and whether such permits are granted which could impact future pipeline development.

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

•

Degradation resulting from mixing at the interface within our pipeline systems or terminals and storage facilities between higher quality light crude oil and lower quality heavy crude oil in pipelines; and

•	Revaluation, which are a function of crude oil prices, the level of our carriers’ inventory and the inventory positions of customers.

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

Some of our customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. In addition, many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facility and the lack of availability of debt or equity financing may result in a significant reduction of our customers’ liquidity and limit their ability to make payment or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Financial problems experienced by our customers could result in the impairment of our assets, reduction of our operating cash flows and may also reduce or curtail their future use of our products and services, which could reduce our revenues.

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

Enbridge indirectly owns all of the shares of our General Partner and all of the voting shares of Enbridge Management, and elects all of the directors of both companies. Furthermore, some of the directors and officers of our General Partner and Enbridge Management are also directors and officers of Enbridge. Consequently, conflicts of interest could arise between our unitholders and Enbridge.

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

Our unitholders have limited voting rights on matters affecting our business, which may have a negative effect on the price at which our common units trade. In particular, the unitholders did not elect our General Partner or the directors of our General Partner or Enbridge Management and have no rights to elect our General

Partner or the directors of our General Partner or Enbridge Management on an annual or other continuing basis. Furthermore, if unitholders are not satisfied with the performance of our General Partner, they may find it difficult to remove our General Partner. Under the provisions of our partnership agreement, our General Partner may be removed upon the vote of at least 66 2/3 percent of the outstanding common units (excluding the units held by the General Partner and its affiliates) and a majority of the outstanding i-units voting together as a separate class (excluding the number of i-units corresponding to the number of shares of Enbridge Management held by our General Partner and its affiliates). Such removal must, however, provide for the election and succession of a new general partner, who may be required to purchase the departing general partner interest in us in order to become the successor general partner. Such restrictions may limit the flexibility of the limited partners in removing our general partner, and removal may also result in the general partner interest in us held by the departing general partner being converted into Class A common units.

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

We are prohibited from making distributions to our unitholders during (1) the existence of certain defaults under our New Credit Facility or (2) during a period in which we have elected to defer interest payments on the Junior Notes, subject to limited exceptions as set forth in the related indenture. Further, the agreements governing our New Credit Facility may prevent us from engaging in transactions or capitalizing on business opportunities that we believe could be beneficial to us by requiring us to comply with various covenants, including the maintenance of certain financial ratios and restrictions on:

•	Incurring additional debt;

•	Entering into mergers or consolidations or sales of assets; and

•	Granting liens.

Although the indentures governing our senior notes do not limit our ability to incur additional debt, they impose restrictions on our ability to enter into mergers or consolidations and sales of all or substantially all of our assets, to incur liens to secure debt and to enter into sale and leaseback transactions. A breach of any restriction under our New Credit Facility or our indentures could permit the holders of the related debt to declare all amounts outstanding under those agreements immediately due and payable and, in the case of our New Credit Facility, terminate all commitments to extend further credit. Any subsequent refinancing of our current debt or any new indebtedness incurred by us or our subsidiaries could have similar or greater restrictions.

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

As long as we qualify to be treated as a partnership for federal income tax purposes, we are not subject to federal income tax. Although a publicly-traded limited partnership is generally treated as a corporation for federal income tax purposes, a publicly-traded partnership such as us can qualify to be treated as a partnership for federal income tax purposes under current law so long as for each taxable year at least 90% of our gross income is derived from specified investments and activities. We believe that we qualify to be treated as a partnership for federal income tax purposes because we believe that at least 90% of our gross income for each taxable year has been and is derived from such specified investments and activities. Although we intend to meet this gross income requirement, we may not find it possible, regardless of our efforts, to meet this gross income requirement or may inadvertently fail to meet this gross income requirement. If we do not meet this gross income requirement for any taxable year and the Internal Revenue Service, or IRS, does not determine that such failure was inadvertent, we would be treated as a corporation for such taxable year and each taxable year thereafter. We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or certain other matters affecting us.

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

An investment in our Class A common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts, known as IRAs, Keogh plans and other retirement plans, regulated investment companies and foreign persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from United States federal income tax, including IRAs and other retirement plans, will be “unrelated business taxable income” and will be taxable to them. Distributions to non-United States persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-United States persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. Tax-exempt entities and non-United States persons should consult their tax adviser before investing in our Class A common units.

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

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in our termination as a partnership for United States federal income tax purposes.

We will be considered to have been terminated for United States federal tax purposes if there are sales or exchanges which, in the aggregate, constitute 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions available in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for federal tax purposes. If treated as a new partnership for federal tax purposes, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

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

Item 3.    Legal Proceedings

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on our financial condition. The disclosures included in Part II, Item 8. Financial Statements and Supplementary Data, under Note 13. Commitments and Contingencies, address the matters required by this item and are incorporated herein by reference.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Unitholder Matters

Our Class A common units are listed and traded on the NYSE, the principal market for the Class A common units, under the symbol “EEP.” The quarterly price ranges per Class A common unit and cash distributions paid per unit for 2011 and 2010 are summarized as follows:

	First	Second	Third	Fourth
2011 Quarters
High	$33.86	$34.58	$30.24	$33.22
Low	$30.25	$28.50	$25.03	$24.66
Cash distributions paid	$0.514	$0.514	$0.533	$0.533
2010 Quarters
High	$27.87	$26.87	$30.10	$31.70
Low	$23.39	$19.01	$25.19	$28.03
Cash distributions paid	$0.495	$0.501	$0.514	$0.514

On March 12, 2012 the last reported sales price of our Class A common units on the NYSE was $31.77. At January 31, 2012, there were approximately 68,000 Class A common unitholders, of which there were approximately 1,200 registered Class A common unitholders of record. There is no established public trading market for our Class B common units, all of which are held by the General Partner, or our i-units, all of which are held by Enbridge Management.

Item 6.    Selected Financial Data

The following table sets forth, for the periods and at the dates indicated, our summary historical financial data. The table is derived, and should be read in conjunction with, our audited consolidated financial statements and notes thereto beginning at page 81. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31,
	2011	2010	2009	2008	2007
	(in millions, except per unit amounts)
Income Statement Data:(2)(3)(4)(5)(6)(7)(9)(10)
Operating revenues	$9,109.8	$7,736.1	$5,731.8	$9,898.7	$7,172.1
Operating expenses	8,113.0	7,608.8	5,115.2	9,318.1	6,853.7

Operating income (loss)	996.8	127.3	616.6	580.6	318.4
Interest expense	320.6	274.8	228.6	180.6	99.8
Other income	6.5	17.5	13.4	1.9	4.2
Income tax expense	5.5	7.9	8.5	7.0	5.1
Noncontrolling interest	53.2	60.6	11.4	—	—

Income(loss) from continuing operations attributable to general and limited partnership interests	$624.0	$(198.5)	$381.5	$394.9	$217.7

Income(loss) from continuing operations per limited partner unit (basic and diluted)(1)	$1.99	$(1.09)	$1.12	$3.55	$2.10

Cash distributions paid per limited partner unit	$2.0925	$2.0240	$1.9800	$3.8800	$3.7250

Financial Position Data (at year end):(2)(3)(4)(5)(6)(7)(9)(10)
Property, plant and equipment, net	$9,439.4	$8,641.6	$7,716.7	6,722.9	5,554.9
Total assets	11,370.1	10,441.0	8,988.3	8,300.9	6,891.6
Long-term debt, excluding current maturities	4,816.1	4,778.9	3,791.2	3,223.4	2,862.9
Loans from General Partner and affiliates	342.0	347.4	269.7	130.0	130.0
Partners’ capital:
Class A common units	3,386.7	2,641.0	2,884.9	2,104.0	1,340.7
Class B common units	82.2	64.9	78.6	85.0	72.9
Class C units(8)	—	—	—	886.5	874.1
i-units	728.6	579.1	588.8	553.8	515.3
General Partner	285.6	256.8	251.1	84.7	62.9
Accumulated other comprehensive income (loss)(1)	(316.5)	(121.7)	(74.6)	12.9	(294.4)
Noncontrolling interest	445.5	465.4	341.1	—	—

Partners’ capital	$4,612.1	$3,885.5	$4,069.9	$3,726.9	$2,571.5

Cash Flow Data:(2)(3)(4)(5)(6)(7)(9)(10)
Cash flows provided by operating activities	$1,045.6	$377.9	$728.4	543.3	463.4
Cash flows used in investing activities	1,099.0	1,427.8	1,173.6	1,428.3	1,765.0
Cash flows provided by financing activities	331.4	1,051.2	248.9	1,174.4	1,167.5
Additions to property, plant and equipment and acquisitions included in investing activities, net of cash acquired	1,143.2	1,429.5	1,292.1	1,387.1	1,980.2

(1)

The allocation of net income (loss) to the General Partner in the following amounts has been deducted before calculating income (loss) from continuing operations per limited partner unit: 2011, $105.6 million; 2010, $61.6 million; 2009, $57.1 million; 2008, $49.5 million; and 2007, $36.2 million.

(2)	Our income statement, financial position and cash flow data reflect the following significant acquisitions and dispositions:

Date of Acquisition / Disposition	Acquisition / Disposition
September 2010	Acquisition of the Elk City system in Oklahoma and Texas.
November 2009	Disposition of natural gas pipelines located predominately outside of Texas.
May 2009	Acquisition of a portion of a crude oil pipeline system running from Flanagan, Illinois to Griffith, Indiana.
January 2009	Disposition of offshore natural gas pipelines.

(3)	Our financial position and cash flow data include the effect of the following debt issuances and debt repayments:

Date of Debt Issuance	Debt Type	Amount of Debt Issuance
September 2011	4.200% Senior Notes	$600
September 2011	5.500% Senior Notes	$150
September 2010	5.500% Senior Notes	$400
March 2010	5.200% Senior Notes	$500
December 2008	9.875% Senior Notes	$500
April 2008	6.500% Senior Notes	$400
April 2008	7.500% Senior Notes	$400
December 2007	Affiliate Note Payable	$130
September 2007	Junior Subordinated Notes	$400
August 2007	Zero coupon notes	$200

•	For the year ended December 31, 2011 we made the following debt repayments:
– $31.0 million of our First Mortgage Notes;

•	For the year ended December 31, 2010 we made the following debt repayments:
– $31.0 million of our First Mortgage Notes;

•	For the year ended December 31, 2009 we made the following debt repayments:
– $31.0 million of our First Mortgage Notes;
– $214.7 million of our Zero Coupon Notes;
– $130.0 million of our Hungary Note; and
– $175.0 million of our 4.000% senior notes.

•	For the year ended December 31, 2008 we made the following debt repayments:
– $31.0 million of our First Mortgage Notes;
– $25.0 million of our 4.000% senior notes.

•	For the year ended December 31, 2007 we made the following debt repayments:
– $31.0 million of our First Mortgage Notes; and
– $136.2 million of our Hungary Note.

(4)	Our financial position and cash flow data include the effect of the following limited partner unit issuances:

Date of Unit Issuance	Class of Limited Partnership Interest	Number of Units Issued	Net Proceeds Including General Partner Contribution
2011 Equity Distribution Agreement issuances	Class A	3,084,208	$95.5
December 2011	Class A	9,775,000	$298.1
September 2011	Class A	8,000,000	$222.9
July 2011	Class A	8,050,000	$238.6
2010 Equity Distribution Agreement issuances	Class A	2,237,402	$59.9
November 2010	Class A	11,960,000	$354.8
October 2009	Class A	42,490	$1.0
December 2008	Class A	32,500,000	$509.8
March 2008	Class A	9,200,000	$221.8
May 2007	Class A	10,600,000	$308.0
April 2007	Class C	11,861,584	$320.8

•	Prior year unit amounts are adjusted retrospectively to be comparable to current year activity due to the April 2011 stock split.

(5)	Our income statement, financial position and cash flow data include the effect of the following distributions:

Fiscal Year	Amount of Distribution of i-units to i-unit Holders	Amount of Distribution of Class C Units to Class C Unitholders	Retained from General Partner	Distribution of Cash
2011	$75.7	$—	$1.5	$565.7
2010	$68.3	$—	$1.4	$481.6
2009	$61.1	$60.3	$2.4	$395.0
2008	$54.2	$72.2	$2.6	$286.7
2007	$48.4	$59.1	$2.3	$245.4

•

The quarterly in-kind distributions of $2.4 million, 2.5 million, 3.3 million, 2.4 million and 0.9 million i-units during 2011, 2010, 2009, 2008 and 2007, respectively, in lieu of cash distributions; and

•	The quarterly in-kind distributions of 1.6 million, 1.6 million and 1.1 million Class C units during 2009, 2008 and 2007, respectively, in lieu of cash distributions.

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

In August 2009, we applied the provisions of regulatory accounting to our Alberta Clipper Pipeline. In conjunction with our application of the provisions of regulatory accounting, we recorded an allowance for equity during construction, referred to as AEDC, of $15.3 million and $12.6 million, for the years ended December 31, 2011, 2010 and 2009, which is recorded in “Other income” in our consolidated statements of income. The Alberta Clipper Pipeline was put into service in 2010, therefore no AEDC was recorded in 2011.

(7)

Operating results for the years ended December 31, 2011 and 2010, were affected by costs incurred in connection with the crude oil releases on Lines 6A and 6B of our Lakehead system. We estimate that in connection with these incidents as of the years ended December 31, 2011 and 2010, we will incur aggregate gross costs of $218.0 million and $595.0 million, respectfully, for the emergency response, environmental remediation and cleanup activities associated with the crude oil releases, before insurance recoveries and excluding fines and penalties. In addition, for the year ended December 31, 2011, we have recognized $335.0 million in insurance recoveries related to such incidents. Furthermore, during the period the pipelines were not in service in 2010, our operating revenues were lower by approximately $16 million as a result of the volumes that we were unable to transport. Based on our increased estimate of costs in 2011 associated with these crude oil releases, Enbridge and its affiliates, including us, will exceed the limits of its coverage under this insurance policy. We do not maintain insurance coverage for interruption of our operations, except for water crossings, and therefore we will not recover the revenues lost while Lines 6A and 6B were not in service.

(8)	In October 2009, we effected the conversion of all our outstanding Class C units into Class A common units in accordance with the terms of our partnership agreement.

(9)

Operating results for the year ended December 31, 2011 were affected by $52.2 million we received in the second quarter of 2011 for the settlement of a dispute related to oil measurement losses, which we recognized as a reduction to operating expenses.

(10)

Operating results for the year ended December 31, 2011 were affected by $18 million of additional expense we recognized in the fourth quarter of 2011, related to accounting misstatements as discussed in Note 14. Trucking and NGL Marketing Business Accounting Matters.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes beginning in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

In July 2011, the board of directors of Enbridge Management, as delegate of our General Partner, approved a quarterly distribution that reflected a $0.01875 per unit increase over the prior quarterly distribution rate, which increased our distribution rate to $2.13 on an annualized basis.

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

The following table reflects our operating income by business segment and corporate charges for each of the years ended December 31, 2011, 2010 and 2009. We have removed from “Income (loss) from continuing operations” for each period, the amounts comprising the operating results of non-core natural gas pipeline assets that we sold in November 2009 and presented the amounts in “Loss from discontinued operations.”

	December 31,
	2011	2010	2009
	(in millions)
Operating Income
Liquids	$816.2	$(24.7)	$462.0
Natural Gas	183.6	152.4	117.8
Marketing	(0.8)	3.7	42.0
Corporate, operating and administrative	(2.2)	(4.1)	(5.2)

Total Operating Income	996.8	127.3	616.6
Interest expense	320.6	274.8	228.6
Other income	6.5	17.5	13.4
Income tax expense	5.5	7.9	8.5

Income (loss) from continuing operations	677.2	(137.9)	392.9
Loss from discontinued operations	—	—	(64.9)

Net income (loss)	677.2	(137.9)	328.0
Less: Net income attributable to noncontrolling interest	53.2	60.6	11.4

Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$624.0	$(198.5)	$316.6

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

The operating income of our Liquids business for the year ended December 31, 2011 increased $840.9 million from the same period in 2010, primarily due to the following:

•	A decrease in environmental costs, net of insurance recoveries, of $713.7 million for the year ended December 31, 2011 when compared to the same period of 2010;

•	Higher average daily delivery volumes on all three of our systems when compared to the same period in 2010;

•	Additional revenues of $34.8 million when compared to the same period in 2010 due to the completion of the Alberta Clipper Pipeline in April 2010;

•

Unrealized, non-cash, mark-to-market net gains of $14.4 million for the year ended December 31, 2011, associated with derivative financial instruments that do not qualify for hedge accounting treatment compared with $2.8 million of net losses we experienced in the respective period of 2010; and

•	$52.2 million we received in the second quarter of 2011 for the settlement of a dispute related to oil measurement losses, which we recognized as a reduction to operating expenses.

Natural Gas

Our Natural Gas segment consists of natural gas gathering and transmission pipelines as well as natural gas treating and processing plants and related facilities. The revenues of our Natural Gas segment are associated with services we provide to gather and process natural gas and to transport natural gas on our pipelines. Generally, our revenues are in the form of fee for service arrangements and sales of natural gas and NGLs.

The operating income of our Natural Gas business for the year ended December 31, 2011 increased $31.2 million, as compared with the same period of 2010, primarily due to the following:

•

Increased natural gas gathering and processing volumes on our Anadarko system as a result of growth in the Granite Wash play and the additional 185,000 MMBtu/d of volumes associated with our acquisition of the Elk City system in September 2010;

•	Increased volumes on our East Texas system due to new assets being placed in service to capture growth associated with Haynesville production;

•	Decrease of $24.4 million in operating revenue less the cost of natural gas derived from keep-whole earnings offsetting the increases in volumes discussed above;

•	Increase of $58.9 million due to more favorable pricing environment for the year ended December 31, 2011 compared to the same period of 2010;

•

$11.4 million increase in unrealized, non-cash, mark-to-market net gains from derivative instruments that do not qualify for hedge accounting treatment under authoritative accounting guidance, as compared with the same period of 2010; and

•

Decrease of approximately $33 million in operating revenue due to accounting misstatements for NGL product purchases and sales made by our trucking and NGL marketing business for the year ended December 31, 2010 that were recorded in 2011.

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

The operating income of our Marketing business for the year ended December 31, 2011 decreased $4.5 million, as compared with the same period of 2010. Included in the operating results of our Marketing business for the year ended December 31, 2011 were unrealized, non-cash, mark-to-market, net gains of $0.7 million associated with derivative financial instruments that do not qualify for hedge accounting treatment under authoritative accounting guidance, as compared with $6.7 million of unrealized, non-cash, mark-to-market, net losses for the year ended December 31, 2010. Offsetting our unrealized, non-cash, mark-to-market net gains for the current period and contributing to the operating loss of our Marketing business were relatively stable natural gas prices during the year ended December 31, 2011, which limited opportunities to benefit from significant price differentials between market centers.

Derivative Transactions and Hedging Activities

We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in commodity prices and interest rates and to reduce variability in our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability or forecasted transaction and are not entered into with the objective of speculating on commodity prices or interest rates. We record all derivative instruments in our consolidated financial statements at fair market value pursuant to the requirements of applicable authoritative accounting guidance. We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

•	Liquids segment commodity-based derivatives—“Operating revenue” and “Power”

•	Natural Gas and Marketing segments commodity-based derivatives—“Cost of natural gas”

•	Corporate interest rate derivatives—“Interest expense”

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net unrealized gains and losses associated with the changes in fair value of our derivative financial instruments:

	December 31,
	2011	2010	2009
	(in millions)
Liquids segment
Non-qualified hedges	$14.4	$(2.8)	$—
Natural Gas segment
Hedge ineffectiveness	(5.3)	3.5	(0.7)
Non-qualified hedges	21.1	0.9	(35.7)
Marketing
Non-qualified hedges	0.7	(6.7)	20.7

Commodity derivative fair value net gains (losses)	30.9	(5.1)	(15.7)
Corporate
Non-qualified interest rate hedges	(0.8)	(1.0)	0.5

Derivative fair value net gains (losses)	$30.1	$(6.1)	$(15.2)

RESULTS OF OPERATIONS—BY SEGMENT

Liquids

Our Liquids segment includes the operations of our Lakehead, North Dakota and Mid-Continent systems. We provide a detailed description of each of these systems in Item 1. Business. The following tables set forth the operating results and statistics of our Liquids segment for the periods presented:

	December 31,
	2011	2010	2009
	(in millions)
Operating Results
Operating revenues	$1,285.4	$1,171.8	$971.8

Environmental costs, net of recoveries	(112.9)	600.8	1.3
Oil measurement adjustments	(63.4)	5.6	1.3
Operating and administrative	303.6	259.9	245.8
Power	144.8	141.1	128.1
Depreciation and amortization	197.1	178.8	133.3
Impairment charge	—	10.3	—

Operating expenses	469.2	1,196.5	509.8

Operating income (loss)	$816.2	$(24.7)	$462.0

Operating Statistics
Lakehead system:
United States(1)	1,327	1,302	1,305
Province of Ontario(1)	373	353	345

Total Lakehead system delivery volumes(1)	1,700	1,655	1,650

Barrel miles (billions)	450	439	423

Average haul (miles)	725	727	702

Mid-Continent system delivery volumes(1)(2)	226	212	238

North Dakota system:
Trunkline	193	159	104
Gathering	4	6	6

Total North Dakota system delivery volumes(1)	197	165	110

Total Liquids segment delivery volumes(1)	2,123	2,032	1,998

(1)	Average barrels per day in thousands.

(2)

Includes average system deliveries of 7 thousand bpd and 41 thousand bpd for the years ended 2010 and 2009, respectively, from the West Tulsa crude oil pipeline which was removed from service in September 2010.

Year ended December 31, 2011 compared with year ended December 31, 2010

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

The operating revenue of our Liquids business increased for the year ended December 31, 2011 when compared with the same period in 2010 partially due to higher average daily delivery volumes on all three of our systems, when compared to the same period in 2010. The overall increase in average delivery volumes on our systems increased operating revenues by approximately $40.7 million for our Liquids segment. The total average daily deliveries from our liquid systems increased approximately four percent, to 2.123 million barrels per day, or Bpd, for the year ended December 31, 2011 from 2.032 million Bpd for the same period in 2010. The increase in average deliveries on our liquid systems was partly attributable to the operation of Lines 6A and 6B, which were shut down for part of 2010 due to the Line 6A and Line 6B crude oil releases.

Average daily delivery volumes on our North Dakota system increased 19 percent during the year ended December 31, 2011 to 197,000 Bpd from 165,000 Bpd during the same period in 2010. The additional volumes were the result of an increase in capacity on our North Dakota system resulting from the elimination of segregated sour service on the system. The positive increase also reflects volume from the recently completed PREP project.

Further contributing to the increase in operating revenue was the completion of our Alberta Clipper Pipeline in April 2010. The Alberta Clipper Pipeline contributed approximately $34.8 million of additional operating revenue for the year ended December 31, 2011, when compared with the same period in 2010.

Another contributing factor to the increase in operating revenue is a $17.2 million increase in unrealized, non-cash, mark-to-market net gains related to derivative financial instruments as compared with the same period in 2010. In March 2010, we began to use forward contracts to hedge a portion of the crude oil we expect to receive from our customers as a pipeline loss allowance as part of the transportation of their crude oil. We subsequently sell this crude oil at market rates. We executed derivative financial instruments which fix the sales price we will receive in the future for the sale of this crude oil. We elected not to designate these derivative financial instruments as cash flow hedges.

Our transportation tariffs allow our pipelines to deduct an allowance from our customers for the transportation of their crude oil. We recognize revenue for this allowance at the prevailing market price for crude oil. The average prices of crude oil during the year ended December 31, 2011 were higher than the average prices for the same period of 2010. For example, the average allowance oil prices for North Dakota increased approximately 30 percent for the year ended December 31, 2011, as compared with the same period in 2010. Coupled with the increased liquids volumes, we have experienced an approximate $15.5 million increase in allowance oil revenues.

For the year ended December 31, 2011, we settled a dispute with a shipper on our Lakehead crude oil pipeline system, which we recognized in June 2011, for oil measurement adjustments we had previously experienced in prior years. We recorded $52.2 million to “Oil measurement adjustments”, which is a reduction to operating expenses, for the year ended December 31, 2011.

The “Operating and administrative” expenses of our Liquids business increased $43.7 million from the year ended December 31, 2011, when compared with the same period in 2010 primarily due to the following:

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

Power costs increased $3.7 million for the year ended December 31, 2011, compared with the same period in 2010. The increase in power costs is primarily associated with the higher volumes of crude oil transported on all three of our liquids systems coupled with utility rate increases for power used by our Lakehead system.

The increase in depreciation expense of $18.3 million is directly attributable to the additional assets we have placed in service since the same period in 2010.

In September 2010, our West Tulsa crude oil pipeline was abandoned due to a significant decrease in throughput on the pipeline and, as a result, we recognized a $10.3 million impairment charge during the third quarter of 2010 to reduce the carrying amount of the asset to zero, as compared to no such impairments in the same period in 2011.

Operating Impact of Lines 6A and 6B Crude Oil Releases

As of December 31, 2011, we have revised our total estimate for this crude oil release to $765.0 million, an increase of $215.0 million from December 31, 2010. The changes in estimate are primarily based on a review of costs and commitments incurred and additional information concerning the reassessment of the overall monitoring area, related cleanup, including submerged oil recovery operations, and remediation activities including the estimated costs related to the additional scope of work set forth in our response to the EPA directive we submitted to the EPA on October 20, 2011. During the fourth quarter of 2011, we submitted a revised work plan which was approved by the EPA on December 19, 2011. To date, we have made payments totaling $570.2 million for costs associated with the Line 6B crude oil release, $276.6 million of which relates to the year ended December 31, 2011.

For purposes of estimating our expected losses associated with the Line 6B crude oil release, we have included those costs that we considered probable and that could be reasonably estimated at December 31, 2011. Our estimates do not include amounts we have capitalized or any fines, penalties or claims associated with the release that may later become evident and is before insurance recoveries. Our assumptions include, where applicable, estimates of the expected number of days the associated services will be required and rates that we have obtained from contracts negotiated for the respective service and equipment providers. As we receive invoices for the actual personnel, equipment and services, our estimates will continue to be further refined. Our estimates also consider currently available facts, existing technology and presently enacted laws and regulations. These amounts also consider our and other companies’ prior experience remediating contaminated sites and data released by government organizations. Despite the efforts we have made to ensure the reasonableness of our estimates, changes to the recorded amounts associated with this release are possible as more reliable information becomes available. We continue to have the potential of incurring additional costs in connection with this crude oil release due to variations in any or all of the categories described above including modified or revised requirements from regulatory agencies in addition to fines and penalties as well as expenditures associated with litigation and settlement of claims.

We are continuing to monitor the areas affected by the crude oil release from Line 6A of our Lakehead system for any additional requirements. We have substantially completed the cleanup, remediation and restoration of the areas affected by the release.

In connection with this crude oil release, we have not revised our June 30, 2011 estimate of aggregate costs of approximately $48.0 million, before insurance recoveries and excluding fines and penalties. We continue to monitor this estimate based upon actual invoices received and paid for the personnel, equipment and services provided by our vendors and currently available facts specific to these circumstances, existing technology and presently enacted laws and regulations to determine if our estimate should be updated. To date, we have made payments totaling $45.4 million for costs associated with the Line 6A crude oil release, $11.0 million of which relates to the year ended December 31, 2011.

The claims for the crude oil releases from Lines 6A and 6B are covered by the insurance policy that expired on April 30, 2011, which had an aggregate limit of $650 million for pollution liability. Based on our increased estimate of costs in 2011 associated with these crude oil releases, Enbridge Inc., or Enbridge, and its affiliates, including us, will exceed the limits of its coverage under this insurance policy. We are pursuing recovery of the costs associated with the Line 6A crude oil release from third parties; however, there can be no assurance that any such recovery will be obtained. Additionally, fines and penalties would not be covered under our existing insurance policy.

During the second quarter of 2011, Enbridge renewed its comprehensive insurance program and the current coverage year has an aggregate limit of $575.0 million for pollution liability for the period May 1, 2011 through April 30, 2012.

For the year ended December 31, 2011 we recognized a receivable of $50.0 million for insurance recoveries as reductions to “Environmental costs, net of recoveries” for the year ended December 31, 2011. We expect to record a receivable for additional amounts we claim for recovery pursuant to our insurance policies during the period that we deem realization of the claim for recovery to be probable.

The decrease of $713.7 million in environmental expenses, net of recoveries for the year period ended December 31, 2011 when compared to the same period in 2010, is primarily due to incurring $595.0 million of costs for the Line 6A and Line 6B incidents for the year of 2010 compared to $218.0 million of cost for these incidents offset by our recognized insurance recoveries of $335.0 million for the year ended December 31, 2011.

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

Operating and administrative expenses for the Liquids segment increased $18.4 million from the year ended December 31, 2010 when compared to the same period in 2009 due to increases in property taxes associated with assets we placed in service coupled with modest increases on existing assets. Affiliates of our General Partner charge us the costs associated with employees and related benefits for personnel who are assigned to us or otherwise provide us with managerial and administrative services. We experienced an increase in workforce related costs as a result of the growth and expansion of our Liquids system operations. The above increases to operating and administrative expenses were partially offset by lower rent costs associated with the termination of our lease of Line 13 from an affiliate of our General Partner.

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

The increase in depreciation expense of $45.5 million is directly attributable to the additional assets we placed in service during 2010, the most significant of which are North Dakota Phase VI and the Alberta Clipper Pipeline that we placed in service during the first and second quarters of 2010, respectively.

In September 2010, we removed from service the West Tulsa crude oil pipeline on our Mid-Continent system due to a significant decrease in throughput on the pipeline. As a result, we recognized a $10.3 million impairment charge during year ended December 31, 2010 to reduce the carrying amount of the asset to zero.

Operating Impact of Lines 6A and 6B Crude Oil Releases

We experienced two releases of crude oil from our Lakehead system during the year ended December 31, 2010 that significantly affected the operating results of our Liquids business. The first release occurred on July 26, 2010, near Marshall, Michigan on Line 6B of our Lakehead system, and the second occurred on September 9, 2010 in an industrial area of Romeoville, Illinois on Line 6A of our Lakehead system. During 2010, we recognized approximately $595 million of actual and estimated costs in our Liquids business for the emergency response, environmental remediation and cleanup activities associated with the crude oil releases from Lines 6A and 6B, and potential claims by third parties. Our estimates represent gross costs before insurance recoveries and do not include fines and penalties, or the previously disclosed lost revenue of approximately $16 million.

Future Prospects Update for Liquids

Our Lakehead system is well positioned as the primary transporter of western Canadian crude oil and continues to benefit from the growing production of crude oil from the Alberta Oil Sands. Historically, western Canada has been a key source of oil supply serving the United States energy needs. Canada’s oil sands, one of the largest oil reserves in the world, are an increasingly prominent source of supply. Over the last several years, as conventional crude oil production has declined, development of the Alberta Oil Sands has more than offset this reduction. The NEB estimates that total WCSB production averaged approximately 2.76 million Bpd in 2011 and 2.54 million Bpd in 2010. Volumes of WCSB crude oil production are comparable with production volumes from Kuwait and Venezuela, key members of OPEC. The CAPP in June 2011 estimated future production from the Alberta Oil Sands to continue to grow steadily during the next 14 years, with an additional 2.7 million Bpd of incremental supply available by 2025, based on a subset of currently approved applications and announced expansions. We and Enbridge are actively working with our customers to develop transportation options that will allow Canadian crude oil greater access to markets in the United States.

Based on forecasted growth in western Canadian crude oil production and completion of upgrader expansions and increased bitumen production, as well as a 435,000 Bpd competitor pipeline that came on-line in 2010 and was expanded to 590,000 Bpd in 2011, our Lakehead system deliveries are expected to average approximately 1.7 million Bpd in 2012. The ability to increase deliveries and to expand the Lakehead system in the future will ultimately depend upon a number of factors including crude oil prices, related development activities by crude oil producers in the region and competing pipelines.

As such, commercial support as has been announced to construct Keystone XL, a 36-inch oil pipeline extension to the pipeline described above that will begin at Hardisty and extend down to Cushing and then to Nederland, Texas. The construction of the extension will add an additional 500,000 Bpd of capacity when completed. However, in early 2012 the United States government rejected the necessary permits for the project as it is currently proposed, thereby making the future of this project uncertain. Proponents for the project have stated their intent to reapply for the necessary permits in the future.

Additionally, another competitor announced in early 2012, sufficient commercial support for the expansion of the existing crude oil pipeline transportation services between Alberta and British Columbia. The expansion is expected to be comprised of pipeline facilities that may complete the looping of the pipeline in Alberta and British Columbia, pumping stations, tanks in Edmonton and Burnaby and expansion of the Westridge Marine Terminal, with a planned in service date in early 2017. The pipeline has a current capacity of 300,000 Bpd with expansion alternatives up to 600,000 Bpd. A final decision on this expansion is expected by the end of March 2012.

North Dakota and Montana in the United States and the province of Saskatchewan in Canada have experienced tremendous growth in the development of crude oil and natural gas reserves from the Bakken formation. The latest data released in December 2010 by the EIA shows that proved reserves of crude oil in North Dakota have increased to 1.0 billion barrels at December 31, 2009, an 83 percent increase from December 31, 2008. Further, the Three Forks formations, located underneath the Bakken, is thought to be the next natural step in the development of this region. We continue to solidify our position in the Bakken formation, with the completion of PREP in 2011, and the announcement of several expansion projects that should increase our available capacity within this region.

A key strength of the Partnership is our relationship with Enbridge. Enbridge has announced two major United States Gulf Coast market access pipeline projects, which when completed will pull more volume through the Partnership’s pipeline, and may lead to further expansions on our Alberta Clipper and Southern Access mainline pipelines. Enbridge’s Flanagan South Pipeline project will transport more volumes into Cushing, Oklahoma and twin their existing Spearhead pipeline, which starts at the hub in Flanagan, Illinois and delivers volumes into the Cushing hub. The Partnership’s Southern Access pipeline feeds the Spearhead system at Flanagan. Subject to regulatory and other approvals, the pipeline is expected to be in service by the middle of 2014. In December 2011, Enbridge completed the acquisition of a 50 percent interest in the Seaway Crude Pipeline System, or Seaway, from ConocoPhillips. Seaway is a 670 mile pipeline that includes a 500 mile, 30 inch pipeline from Freeport, Texas to Cushing, Oklahoma long-haul system, as well as a Texas City Terminal and Distribution System which serves refineries in Houston and Texas City areas. The remaining 50 percent interest in Seaway is owned by Enterprise Products Partners L.P., or Enterprise Products. Enbridge and Enterprise Products have announced plans to reverse the direction of the 500 mile Seaway pipeline to enable it to transport oil from Cushing, Oklahoma to the United States Gulf Coast. The initial 150,000 bpd of capacity on the reversed system is expected to be available by the second quarter of 2012. In addition, a proposed 85 mile pipeline is expected to be built from Enterprise Product’s ECHO crude oil terminal southeast of Houston to the Port Arthur/Beaumont, Texas refining center and could offer incremental capacity in excess of 400,000 bpd and is expected to be available in early 2014.

International Joint Toll Agreement

Enbridge Pipelines Inc., or EPI, filed a settlement agreement in May 2011 that is referred to as the Competitive Toll Settlement, or CTS, which was effective on July 1, 2011. On June 24, 2011, the National Energy Board, or NEB, announced its approval of the CTS. The CTS includes a provision for a joint tariff for volumes originating in western Canada that are transported on our Lakehead system. We have entered into an International Joint Tariff Agreement, or IJTA, with EPI that ensures the joint tariff revenues are allocated based on the existing Lakehead rate structures. United States tolls for service on our portion of the Lakehead system will not be affected by the CTS and will continue to be established by our existing toll agreements. We do not expect the terms of the CTS or the IJTA to affect our operating results, cash flows or financial position. The CTS provides a solid platform for the liquids pipeline business to develop new market access points on the mainline by providing shippers with a stable and competitive long-term toll, thereby preserving and enhancing throughput on both the EPI and Lakehead systems.

Eastern Market Expansion

In October 2011, we and Enbridge announced two projects that will provide increased access to refineries in the United States Upper Midwest and in Ontario, Canada for light crude oil produced in western Canada and the United States. One of the projects involves the expansion of our Line 5 light crude line between Superior, Wisconsin and Sarnia, Ontario by 50,000 Bpd, at a total cost of approximately $100 million of which we are obligated for $95 million while Enbridge is obligated for the remaining $5 million. Complementing the Line 5 expansion, Enbridge plans on reversing a portion of its Line 9 in western Ontario to permit crude oil movements eastbound from Sarnia as far as Westover, Ontario. Subject to regulatory approvals, the Line 5 expansion is targeted to be in service during the first quarter of 2013 and the Line 9 reversal is targeted to be in service in late 2013. The project will enable growing light crude production from the Bakken shale and from Alberta to meet refinery needs in Michigan, Ohio and Ontario. The project provides another much needed transportation outlet for light crude, mitigating the current discounting of supplies in this basin while also providing more favorable supply costs to refiners currently dependent on crudes priced off of the Atlantic basin.

Berthold Rail

In December 2011, we announced that we will be proceeding with the Berthold Rail Project, a $145 million investment that will provide an interim solution to shipper needs in the Bakken region. The project will expand capacity into the Berthold, North Dakota Terminal by 80,000 barrels per day and includes the construction of a three unit-train loading facility, crude oil tankage and other terminal facilities adjacent to existing facilities. Conditional approval was received in early December 2011 subject to securing remaining shipper commitments. A regulatory filing is in progress and detailed design is proceeding to enable construction to commence in April 2012 with a scheduled in-service date by early-2013.

Bakken Pipeline Expansion

In August 2010, we announced the Bakken Project, a joint crude oil pipeline expansion project with an affiliate of Enbridge in the Bakken and Three Forks formations located in the states of Montana and North Dakota and the Canadian provinces of Saskatchewan and Manitoba. The Bakken Project will follow our existing rights-of-way in the United States and those of Enbridge Income Fund Holdings in Canada to terminate and deliver to the Enbridge Mainline system’s terminal at Cromer, Manitoba, Canada. The United States portion of the Bakken Project will expand the United States portion of Line 26 by constructing two new pumping stations in Kenaston and Lignite, North Dakota, and replacing an 11-mile segment of the existing 12-inch diameter pipeline that runs from these two locations. The project also calls for an expansion at our existing terminal and station in Berthold, North Dakota. When completed, the Bakken Project will increase the takeaway capacity from this region by 145,000 Bpd, with further expansion available to increase the takeaway capacity to 325,000 Bpd. The United States portion of the Bakken Project will have an estimated cost of approximately $340 million. We completed a successful binding open season in February 2011 with commitments received for an aggregate of 100,000 Bpd of capacity of the 145,000 Bpd expansion. We commenced construction in July of 2011 with an expected in-service date in the first quarter of 2013.

Bakken Access Program

In October 2011, we announced the Bakken Access Program, a series of projects totaling approximately $100 million, which represents an upstream expansion that will further complement our Bakken expansion, as discussed above. This expansion program will substantially enhance our gathering capabilities on the North Dakota system by 100,000 Bpd. This program is expected to be in service by early 2013, and it involves increasing pipeline capacities, construction of additional storage tanks and the addition of truck access facilities at multiple locations in western North Dakota.

Cushing Terminal Storage Expansion Project

In April 2011, the board of directors of Enbridge Management approved plans to begin construction on four new tanks at our Cushing terminal with an approximate shell capacity of 1.0 million barrels. The new tanks will have an estimated cost of $33 million and are targeted to be in service by December 2012.

During late 2010, we began construction on nine new storage tanks at our Cushing terminal with an approximate shell capacity of 3.2 million barrels. The additional storage tanks will have an estimated cost of $78 million. As of December 31, 2011, five of the tanks, representing approximately 2 million barrels of additional shell capacity, were completed and placed in service. The remaining four tanks are expected to be in service by early 2012.

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

Other Matters

Line 6B Pipeline Integrity Plan

We completed on schedule all the work required by the Pipeline and Hazardous Materials Safety Administration, or PHMSA, that we agreed to perform as part of our restart of Line 6B. Additionally, a new line was installed beneath the St. Clair River in March 2011 and was tied into the existing pipeline during June 2011, and we announced plans for a pipeline replacement plan as discussed above. Additional integrity expenditures, which could be significant, may be required after this initial remediation program. The total cost of these integrity measures is separate from the environmental liabilities discussed above. The pipeline integrity and replacement costs will be capitalized or expensed in accordance with our capitalization policies as these costs are incurred, the majority of which are expected to be capital in nature. We expect to incur ongoing operating costs for pipeline integrity measures to ensure both regulatory compliance and to maintain the overall integrity of our pipeline systems.

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

Natural Gas

Our Natural Gas segment consists of natural gas gathering and transmission pipelines, as well as treating and processing plants and related facilities. Collectively, these systems include:

•	Approximately 11,500 miles of natural gas gathering and transmission pipelines;

•	Nine natural gas treating plants and 25 natural gas processing plants, excluding inactive plants and including plants that we idle from time to time based on current volumes; and

•	Trucks, trailers and railcars used for transporting NGLs, crude oil and other products.

The following tables set forth the operating results of our Natural Gas segment assets and approximate average daily volumes of our major systems in millions of British Thermal Units per day, or MMBtu/d, for the periods presented. We have revised the amounts for 2009 to exclude the results of our discontinued operations, which are discussed below in the section labeled Other Matters.

	December 31,
	2011	2010	2009
	(in millions)
Operating revenues	$5,692.5	$4,230.1	$2,620.9

Cost of natural gas	4,973.8	3,641.9	2,091.5
Environmental costs, net of recoveries	(0.4)	—	1.1
Operating and administrative	392.9	303.6	287.5
Depreciation and amortization	142.6	132.2	123.0

Operating expenses	5,508.9	4,077.7	2,503.1

Operating Income	$183.6	$152.4	$117.8

Operating Statistics (MMBtu/d)
East Texas	1,378,000	1,259,000	1,443,000
Anadarko	1,013,000	711,000	570,000
North Texas	337,000	356,000	387,000

Total(1)	2,728,000	2,326,000	2,400,000

(1)	Average daily volumes for the year ended December 31, 2011 and 2010 include 251,000 MMBtu/d and 66,000 MMBtu/d, respectively, of volumes associated with our acquisition of the Elk City system.

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

Other Arrangements

We also use other types of arrangements to derive revenues for our Natural Gas segment. These arrangements expose us to commodity price risk, which we substantially mitigate with offsetting physical purchases and sales of natural gas, NGLs and condensate, and by the use of derivative financial instruments to hedge open positions in these commodities. We hedge a significant amount of our exposure to commodity price risk to support the stability of our cash flows. We provide additional information in Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk and Note 16. Derivative Financial Instruments and Hedging Activities of our consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this report about the derivative activities we use to mitigate our exposure to commodity price risk.

The other types of arrangements we use to derive revenues for our Natural Gas business are categorized as follows:

•

Percentage-of-Proceeds Contracts—Under these contracts, we receive a negotiated percentage of the natural gas and NGLs we process in the form of residue natural gas, NGLs, condensate and sulfur, which we then sell at market prices and retain as our fee.

•

Percentage-of-Liquids Contracts—Under these contracts, we receive a negotiated percentage of NGLs extracted from natural gas that requires processing, which we then sell at market prices and retain as our fee. This contract structure is similar to percentage-of-proceeds arrangements except that we only receive a percentage of the NGLs and we generally contractually provide the customer their share of NGLs regardless of actual NGL production.

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

Year ended December 31, 2011 compared with year ended December 31, 2010

The primary factors affecting the operating income of our Natural Gas business for the year ended December 31, 2011 as compared with the same period of 2010 are as follows:

•

Increased natural gas gathering and processing volumes on our Anadarko system as a result of growth in the Granite Wash play and the additional 185,000 MMBtu/d of volumes associated with our acquisition of the Elk City system in September 2010;

•	Increased volumes on our East Texas system due to new assets being placed in service to capture growth associated with Haynesville production;

•	Decrease of $24.4 million in operating revenue less the cost of natural gas derived from keep-whole earnings offsetting the increases in volumes discussed above;

•	Increase of $58.9 million due to more favorable pricing environment for the year ended December 31, 2011 compared to the same period of 2010;

•

$11.4 million increase in unrealized, non-cash, mark-to-market net gains from derivative instruments that do not qualify for hedge accounting treatment under authoritative accounting guidance, as compared with the same period of 2010;

•	Increases in operating and administrative costs associated with our September 2010 Elk City system acquisition and the expansion of our systems; and

•

$10.4 million increase in depreciation expense primarily due to an increase in depreciation associated with the Elk City system we acquired in September 2010 and additional assets that were put in service during 2010. This increase was partially offset by a revision in depreciation rates for the Anadarko, North Texas and East Texas systems effective July 1, 2011, which extended the depreciable lives of the systems and lowered depreciation expense approximately $17.0 million.

•

Decrease of approximately $33 million in operating revenue due to accounting misstatements for NGL product purchases and sales made by our trucking and NGL marketing business for the year ended December 31, 2010 that were recorded in 2011.

Revenue for our Natural Gas business is derived from the fees or commodities we receive from the gathering, transportation, processing and treating of natural gas and NGLs for our customers. We are exposed to fluctuations in commodity prices in the near term on approximately 30 to 40 percent of the natural gas, NGLs and condensate we expect to receive as compensation for our services. As a result of this unhedged commodity price exposure, our gross margin, representing revenue less cost of natural gas, generally increases when the prices of these commodities are rising and generally decreases when the prices are declining. NGL prices were higher for the year ended December 31, 2011 compared to prices in the same period in 2010, which positively impacted our operating income.

Our volumes and revenues are the result of wellhead supply contracts and drilling activity in the areas served by our Natural Gas business, primarily the Bossier Trend, Barnett Shale, Granite Wash and the Haynesville Shale. During the year ended December 31, 2011, natural gas volumes on our systems increased approximately 17 percent, in relation to the same period of 2010, primarily due to production increases in the Granite Wash and new assets being placed in service to capture the growing production from the Haynesville shale play. Volumes on our Anadarko system increased 42 percent for the year ended December 31, 2011 compared with the same period in 2010, of which the majority of the increase was associated with the Elk City system we acquired in September 2010.

Although volumes were higher on the majority of our systems for the year ended December 31, 2011 compared with the same period of 2010, in February 2011 uncharacteristically cold weather and freezing precipitation moved through Oklahoma and north Texas with temperatures dropping below freezing for extended periods. These conditions resulted in mechanical issues with our producers’ equipment and impacted their ability to flow natural gas. Producers shut in significant volumes during this period, which reduced the average daily volumes on our systems by approximately 56,000 MMBtu/d, in the first quarter of 2011, or approximately 14,000 MMBtu/d for the year ended December 31, 2011. Additionally, mechanical problems on two of our plants required that they be taken out of service for extended periods during the first quarter of 2011 to correct these conditions. The adverse weather conditions and plant downtime had an approximate $13 million negative impact to the gross margin of our Natural Gas business for year ended December 31, 2011.

A variable element of the operating results of our Natural Gas segment is derived from processing natural gas on our systems. Under percentage of liquids, or POL, contracts, we are required to pay producers a contractually fixed recovery of NGLs regardless of the NGLs we physically produce or our ability to process the NGLs from the natural gas stream. NGLs that are produced in excess of this contractual obligation in addition to the barrels that we produce under traditional keep-whole gas processing arrangements we refer to collectively as keep-whole earnings. Operating revenue less the cost of natural gas derived from keep-whole earnings for the year ended December 31, 2011 was $41.5 million, representing a decrease of $24.4 million from the $65.9 million we produced for the same period in 2010.

The reduction in keep-whole earnings is a result of the increasing production of liquids rich natural gas on our Anadarko system, excluding the Elk City acquisition, where a significant number of our contracts are POL type arrangements. This earnings decrease is largely attributable to paying natural gas producers for liquids we are unable to recover due to gas volume increasing faster than our available capacity. The rapid increase in supply exceeded our processing capacity as evidenced by the 18 percent increase in average daily volumes from 645,000 MMBtu/d to 762,000 MMBtu/d on the system for the year ended December 31, 2011 compared to the same period last year. We are constructing facilities to increase the available processing capacity on both our Anadarko and Elk City systems. The most significant of these facilities is the Allison plant, which we placed into service in November 2011. We are awaiting the completion of additional third party NGL takeaway capacity to the Allison Plant which will allow us to fully utilize its capacity. This additional third party takeaway capacity is expected to be in place during the first quarter of 2012.

Changes in the average forward prices of natural gas, NGLs and condensate from December 31, 2010 to December 31, 2011 produced unrealized, non-cash, mark-to-market net gains of $15.8 million from the non-qualifying commodity derivatives we use to economically hedge a portion of the natural gas, NGLs and condensate resulting from the operating activities of our Natural Gas business. The net gains resulted primarily from the fractionation hedge gains on the settlement of our 2011 hedge losses as well as gains on the market movement on new fractionation hedges, offset by losses on the settlement of 2011 gas hedges.

Comparatively, changes in the average forward prices of natural gas, NGLs and condensate from December 31, 2009 to December 31, 2010, produced unrealized, non-cash, mark-to-market net gains of $4.4 million from the non-qualifying commodity derivatives we use to economically hedge a portion of the natural gas, NGLs and condensate resulting from the operating activities of our Natural Gas business. The average forward and daily prices for natural gas at December 31, 2010 were lower relative to natural gas prices at December 31, 2009, while the average forward and daily prices of NGLs were higher though the end of 2012 and lower thereafter relative to NGL prices at December 31, 2009. As a result of the lower natural gas forward prices, we experienced unrealized mark-to-market net gains on derivatives we use to fix the price of natural gas we sell. Partially offsetting the gains were unrealized mark-to-market net losses on the derivatives that we use to hedge our fractionation margins, which represent the relative difference between the price we receive from the sale of NGLs and the corresponding cost of natural gas we purchase for processing. As a result of lower natural gas forward prices and the higher NGL forward prices, fractionation margins widened producing these derivative losses.

The following table depicts the effect that unrealized, non-cash, mark-to-market net gains and losses had on the operating results of our Natural Gas segment for the years ended December 31, 2011 and 2010:

	For the years ended December 31,
	2011	2010
	(in millions)
Hedge ineffectiveness	$(5.3)	$3.5
Non-qualified hedges	21.1	0.9

Derivative fair value gains	$15.8	$4.4

Operating and administrative costs of our Natural Gas segment were $89.3 million higher for the year ended December 31, 2011 compared to the same period in 2010, primarily due to the expansion of our systems, including the Elk City system we acquired in September 2010 and a common carrier trucking company we acquired in October 2010. Increased maintenance costs and workforce related costs for the year ended December 31, 2011 when compared to the same period in 2010 also contributed to the increased operating and administrative costs.

Trucking and NGL Marketing Business Accounting Matters

In September of 2011, management began investigating possible conflict of interest transactions associated with our wholly-owned trucking and NGL marketing subsidiary. The investigations have been concluded, pursuant to which management learned that local management and certain staff at the subsidiary engaged in intentional misconduct and collusion that resulted in accounting misstatements associated with the recognition of product purchases and sales. The accounting misstatements occurred over a period from 2005 through 2011 which impacted “Accrued purchases”, “Cost of natural gas” (including natural gas liquids), “Inventory”, “Accrued receivables” and “Operating revenue”. Our net cash provided by operating activities was not affected by the accounting misstatements during these periods, and these misstatements are not expected to have an effect on our future earnings, cash flows or distributions to our unitholders.

For the year ended December 31, 2010, the cumulative aggregate amount of the accounting misstatements was approximately $33 million. During 2011, local management of the trucking and NGL marketing subsidiary recorded entries totaling approximately $15 million as increases to cost of goods sold included in “Cost of natural gas” and decreases to “Operating revenue” that reduced the cumulative aggregate amount to $18 million at December 31, 2011. Following further investigation and determination that the previously unrecorded amounts were not material to the current or any prior period financial statements, we recorded the cumulative aggregate amount of $18 million at December 31, 2011 as a reduction to the “Operating income” of our Natural Gas segment to correct these accounting misstatements. As a result, the “Operating income” of our Natural Gas segment for the year ended December 31, 2011 is $33 million less than what we would have reported had the accounting misstatements been recognized in the year ended December 31, 2010. The $33 million is comprised of the $15 million of adjustments recorded by local management of the trucking and NGL marketing subsidiary during 2011 and the $18 million correction we recorded at December 31, 2011.

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

We experienced a significant increase in volumes on our Anadarko system for the year ended December 31, 2010 as compared with the same period of 2009, partially offsetting the lower volumes on our East Texas and North Texas systems. The higher volumes on our Anadarko system are primarily attributable to:

•

Favorable pricing for NGLs relative to the lower prices for natural gas has encouraged producers to increase production in the Granite Wash formation due to the high content of NGLs in the natural gas stream; and

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

A variable element of the operating results of our Natural Gas segment is derived from processing natural gas on our East Texas, North Texas and Anadarko systems. Under POL contracts, we are required to pay producers a contractually fixed recovery of NGLs regardless of the NGLs we physically produce or our ability to process the NGLs from the natural gas stream. NGLs that are produced in excess of this contractual obligation in addition to the barrels that we produce under traditional keep-whole gas processing arrangements we refer to collectively as keep-whole earnings. Operating revenue less the cost of natural gas derived from keep-whole earnings for the year ended December 31, 2010 was $65.9 million, representing a decrease of $2.4 million from the $68.3 million we produced for the same period in 2009.

Changes in the average forward prices of natural gas, NGLs and condensate from December 31, 2009 to December 31, 2010 produced unrealized, non-cash, mark-to-market net gains of $4.4 million from the non-qualifying commodity derivatives we use to economically hedge a portion of the commodity price exposure in our Natural Gas business. The average forward and daily prices for natural gas at December 31, 2010 were lower relative to natural gas prices at December 31, 2009, while the average forward and daily prices of NGLs were higher though the end of 2012 and lower thereafter relative to NGL prices at December 31, 2009. As a result of the lower natural gas forward prices, we experienced unrealized mark-to-market net gains on derivatives we use to fix the price of natural gas we sell. Partially offsetting the gains were unrealized mark-to-market net losses on the derivatives that we use to hedge our fractionation margins, which represent the relative difference between the price we receive from the sale of NGLs and the corresponding cost of natural gas we purchase for processing. As a result of lower natural gas forward prices and the higher NGL forward prices, fractionation margins widened producing these derivative losses.

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

The following table depicts the effect that unrealized, non-cash, mark-to-market net gains and losses had on the operating results of our Natural Gas segment for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
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

Trucking and NGL Marketing Business Accounting Matters

In early 2012, we identified accounting misstatements associated with the financial statement recognition of NGL product purchases and sales that occurred at our wholly-owned trucking and NGL marketing subsidiary over a period from at least 2005 through 2011. For the year ended December 31, 2010 the “Operating income”

for our Natural Gas business was overstated by approximately $5.3 million with respect to NGL sales and purchases of our trucking and NGL marketing business, as compared with “Operating income” for the year ended December 31, 2009, which was not misstated by NGL sales and purchases of our trucking and NGL marketing subsidiary.

Future Prospects for Natural Gas

We intend to expand our natural gas gathering and processing services through internal growth projects designed to provide exposure to incremental supplies of natural gas at the wellhead, increase opportunities to serve additional customers, including new wholesale customers, and allow expansion of our treating and processing businesses. Additionally, we will pursue acquisitions to expand our natural gas services in situations where we have natural advantages to create additional value.

Texas Express Pipeline

In September 2011, we announced a joint venture among us, Enterprise Products Partners L.P., or Enterprise Products, and Anadarko Petroleum Corporation, or Anadarko, to design and construct a new NGL pipeline referred to as the Texas Express Pipeline, or TEP. TEP will be owned 45 percent by Enterprise Products, 35 percent by us and 20 percent by Anadarko. Our portion of the estimated cost is $385 million. The pipeline will originate at Skellytown, Texas and extend approximately 580 miles to NGL fractionation and storage facilities in Mont Belvieu, Texas. The pipeline will have an initial capacity of approximately 280,000 Bpd and will be readily expandable to approximately 400,000 Bpd. We announced open season results on March 6, 2012, in which 232,000 Bpd of this capacity has been subscribed.

In addition, the joint venture will include two new NGL gathering systems. The first will connect TEP to natural gas processing plants in the Anadarko/Granite Wash production area located in the Texas Panhandle and Western Oklahoma. The second NGL gathering system will connect the new pipeline to central Texas, Barnett Shale processing plants. Volumes from the Rockies, Permian Basin and Mid-Continent regions will be delivered to the TEP system utilizing Enterprise’s existing Mid-America Pipeline assets between the Conway hub and Enterprise’s Hobbs NGL fractionation facility in Gaines County, Texas. Enterprise will construct and serve as the operator of the pipeline, while we will build and operate the new gathering systems. The pipeline and portions of the gathering systems are expected to begin service in mid-2013, subject to regulatory approvals and finalization of commercial agreements.

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

Ajax Cryogenic Processing Plant

In August 2011, we announced plans to construct an additional processing plant and other facilities, including compression and gathering infrastructure, on our Anadarko system at a cost of $230 million, which we refer to as our Ajax Plant. The Ajax Plant will have a planned capacity of 150 MMcf/d and is intended to meet the continued strength of horizontal drilling activity in this area. The Ajax Plant is anticipated to be in service in early 2013.

The Ajax plant, when operational, in addition to the Allison Plant, will increase the total processing capacity on our Anadarko system to approximately 1,200 MMcf/d.

South Haynesville Shale Expansion

In February 2010, we announced plans to expand our East Texas system by constructing three lateral pipelines into the East Texas portion of the Haynesville shale, together with a large diameter lateral pipeline from Shelby County to Carthage which will further expand our recently completed Shelby County Loop. The expansion into the Haynesville shale area is expected to increase the capacity of our East Texas system by 900 million cubic feet per day, or MMcf/d. We completed construction of a portion of the pipeline for the project during the second quarter of 2010 and the main trunkline to Carthage in December 2010 and we expect construction of the facilities will be completed in the first quarter of 2012. Future compression will be layered in, as needed, after the completion of the facilities.

In April 2011, we announced plans to invest an additional $175 million to expand our East Texas system. We have signed long-term agreements with four major natural gas producers along the Texas side of the Haynesville shale to provide gathering, treating and transmission services in Shelby, San Augustine and Nacogdoches counties. The projects involve construction of gathering and related market outlet pipelines and related treating facilities in the Texas Haynesville shale. In light of weak natural gas prices and lower levels of producer activity, the Partnership is evaluating deferral of portions of its Haynesville natural gas expansion.

Other Matters

Elk City System Acquisition

On September 16, 2010, we acquired 100 percent ownership of the entities that comprise the Elk City system for $686.1 million in cash, including amounts for working capital. The Elk City system extends from southwestern Oklahoma to Hemphill County in the Texas Panhandle. The Elk City system consists of approximately 800 miles of natural gas gathering and transportation pipelines, one carbon dioxide treating plant and three cryogenic processing plants with a total capacity of 370 million cubic feet per day, or MMcf/d, and a combined current natural gas liquid production capability of 20,000 barrels per day. The acquisition of the Elk City system complements our existing Anadarko natural gas system by providing additional processing capacity and expansion capability. The results of operations of the Elk City system have been included in our consolidated financial statements within our Natural Gas segment from the September 16, 2010 acquisition date. The Elk City system acquisition did not significantly impact the operating results of our Natural Gas business for the year ended December 31, 2010.

The following table presents our allocation of the purchase price to the assets acquired and the liabilities assumed, based on their fair values:

(in millions)
Other current assets	$3.9
Property, plant and equipment, net	489.5
Intangibles	189.2
Other assets	4.7

Total assets acquired	687.3
Other long-term liabilities	1.2

Net assets acquired	$686.1

2009 Disposition

Natural Gas Pipeline Disposition

In November 2009, we sold non-core natural gas pipeline assets located predominantly outside of Texas for cash totaling approximately $150.8 million, excluding any subsequent settlement for working capital as provided in the sale agreement. The natural gas pipeline assets we sold include primarily intrastate and interstate natural gas transmission systems and related facilities, which serve onshore and offshore markets in the southeastern United States and along the Gulf Coast. The natural gas pipeline assets include over 1,400 miles of pipeline with diameters ranging from 2 to 30 inches. The areas in which the natural gas pipeline assets operate were not strategic to the ongoing central operations of our core Natural Gas segment assets.

We have presented the operating results through October 31, 2009 of the natural gas pipeline assets we sold and additional costs we incurred related to the divestiture of these assets through December 31, 2009, as “Loss from discontinued operations” in our consolidated statements of income. Also included in “Loss from discontinued operations” for the year ended December 31, 2009 is a charge for $66.1 million we recorded as an impairment to reduce the carrying value of the assets to our estimate of the fair value of these assets, partially offset by a $1.6 million reduction to this amount we realized upon completion of the sale.

The following table presents the operating results of the discontinued operations of our natural gas pipeline assets that we derived from historical financial information and have segregated from our continuing operations in our consolidated statements of income:

For the year ended December 31, 2009
(in millions)
Operating revenue	$173.6

Operating expenses
Cost of natural gas	143.3
Operating and administrative	19.1
Depreciation and amortization	11.6

174.0

Operating loss	(0.4)
Interest Expense	—
Other expense	(64.5)

Loss from discontinued operations	$(64.9)

Marketing

The following table sets forth the operating results of our Marketing segment assets for the periods presented. The amounts have been revised to exclude the operating results associated with the non-core natural gas assets we sold in November 2009, as previously addressed in our Natural Gas segment discussion:

	December 31,
	2011	2010	2009
	(in millions)
Operating revenues	$2,131.9	$2,334.2	$2,139.1

Cost of natural gas	2,126.3	2,321.4	2,089.3
Operating and administrative	6.3	8.9	6.4
Depreciation and amortization	0.1	0.2	1.4

Operating expenses	2,132.7	2,330.5	2,097.1

Operating income (loss)	$(0.8)	$3.7	$42.0

Our Marketing business derives a majority of its operating income from selling natural gas received from producers on our Natural Gas segment pipeline assets to customers utilizing the natural gas. A majority of the natural gas we purchase is produced in Texas markets where we have expanded access to several interstate natural gas pipelines over the past several years, which we can use to transport natural gas to primary markets where it can be sold to major natural gas customers.

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

Year ended December 31, 2011 compared with year ended December 31, 2010

Included in the operating results of our Marketing segment for the year ended December 31, 2011 were unrealized, non-cash, mark-to-market net gains of $0.7 million associated with derivative financial instruments that do not qualify for hedge accounting treatment under authoritative accounting guidance, as compared with the $6.7 million of unrealized non-cash, mark-to-market net losses for the same period in 2010. For the year ended December 31, 2011, the non-cash, mark-to-market net gains primarily resulted from financial instruments that we use to hedge our storage positions. The net gains associated with our storage derivative instruments resulted from the narrowing difference between the natural gas injection price paid to purchase and store natural gas and the withdrawal price at which the natural gas is sold from storage. Comparatively, for the year ended December 31, 2010, the non-cash, mark-to-market net loss primarily resulted from the realization of financial transactions entered into and recognized in prior years.

Offsetting our unrealized, non-cash, mark-to-market net gains for the current period and contributing to the operating loss of our Marketing business were relatively stable natural gas prices during the year ended December 31, 2011, which limited opportunities to benefit from significant price differentials between market centers.

Operating income for the year ended December 31, 2011 was also negatively affected by non-cash charges of $2.8 million we recorded to reduce the cost basis of our natural gas inventory to net realizable value compared to $1.0 million of similar charges in the comparable period of 2010. We expect that a majority of these charges in 2011 will be recovered when the physical natural gas inventory is sold.

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

Corporate

Year ended December 31, 2011 compared with year ended December 31, 2010

Our interest cost for the years ended December 31, 2011 and 2010 is comprised of the following:

	December 31,
	2011	2010
	(in millions)
Interest expense	$320.6	$274.8
Interest capitalized	13.6	8.7

Interest cost incurred	$334.2	$283.5

Interest cost paid	$314.3	$257.6

Weighted average interest rate	6.4%	6.4%

The increase in interest expense between the year ended December 31, 2011 and 2010 is primarily the result of a higher weighted average outstanding debt balance during the year ended December 31, 2011 as compared with the same period in 2010. The increased weighted average outstanding debt balance was primarily a result of the following:

•	An increase in our weighted average balance of commercial paper outstanding for the year ended December 31, 2011 of $706.3 million compared to $328.3 million during the same period in 2010; and

•	The issuance and sale in September 2011 of $600 million of our 4.20% senior unsecured notes due 2021 and an additional $150 million of our 5.50% senior unsecured notes due 2040.

We are exposed to interest rate risk associated with changes in interest rates on our variable rate debt. The interest rates on our variable rate debt are determined at the time of each borrowing or interest rate reset based upon a posted London Interbank Offered Rate, or LIBOR, for the period of borrowing or interest rate reset, plus applicable margin. In order to mitigate the negative effect that increasing interest rates can have on our cash flows, we have purchased interest rate swaps with a total notional value of $3.9 billion. The changes in fair value of the interest rate swaps that do not qualify for hedge accounting are recorded as corresponding increases or decreases in “Interest expense” on our consolidated statements of income. For the year ended December 31, 2011, we recorded $0.8 million of unrealized, non-cash, mark-to-market net losses associated with the changes in fair value of these derivatives that resulted from the decrease in interest rates from December 31, 2010 to December 31, 2011. For the year ended December 31, 2010, we recorded $1.0 million of unrealized, non-cash, mark-to-market net losses associated with the changes in fair value of these derivatives that resulted from the decrease in interest rates from December 31, 2009 to December 31, 2010.

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are typically borne by our unitholders through the allocation of taxable income.

The tax structures that exist in Michigan and Texas impose taxes that are based upon many, but not all, items included in net income. Our income tax expense is $5.5 million and $7.9 million for the years ended December 31, 2011 and 2010, respectively, which we computed by applying a 0.5% Texas state income tax rate to modified gross margin, and a 0.2% Michigan state income tax rate to net income and modified gross receipts. Due to a change in Michigan tax legislation, we will no longer be required to pay Michigan income taxes beginning in 2012 as discussed in Note 17. Income Taxes.

Year ended December 31, 2010 compared with year ended December 31, 2009

Our interest cost for the years ended December 31, 2010 and 2009 is comprised of the following:

	December 31,
	2010	2009
	(in millions)
Interest expense	$274.8	$228.6
Interest capitalized	8.7	30.6

Interest cost incurred	$283.5	$259.2

Interest cost paid	$257.6	$241.5

Weighted average interest rate	6.4%	6.9%

The increase in interest expense between the years ended 2010 and 2009, is primarily the result of a higher weighted average outstanding debt balance during the year ended December 31, 2010 as compared with the same period in 2009, partially offset by a lower weighted average interest rate for the 2010 period in relation to 2009 period. The increased weighted average outstanding debt balance was primarily a result of the following:

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

In order to mitigate the negative effect that increasing interest rates can have on our cash flows, we purchased interest rate caps, which establish a ceiling averaging approximately 1.12% on the interest rates we pay on up to $400 million of our variable rate indebtedness through January 2011. The interest rate caps do not qualify for hedge accounting, and as a result, the fair values of these derivative financial instruments are recorded as assets or liabilities on our consolidated statements of financial position with the changes in fair value recorded as corresponding increases or decreases in “Interest expense” on our consolidated statements of income. For the year ended December 31, 2010, we recorded $1.0 million of unrealized, non-cash, mark-to-market net losses associated with the changes in fair value of these derivatives that resulted from the decrease in interest rates from December 31, 2009 to December 31, 2010. For the year ended December 31, 2009, we recorded $0.5 million of unrealized, non-cash, mark-to-market net gains associated with the changes in fair value of these derivatives that resulted from the changes in interest rates from the May 2009 date these derivative financial instruments were purchased to December 31, 2009.

Our income tax expense is $7.9 million and $8.5 million for the years ended December 31, 2010 and 2009, respectively, which we computed by applying a 0.5% Texas state income tax rate to modified gross margin for the years ended 2010 and 2009, and a 0.2% and 0.1% Michigan state income tax rate to net income and modified gross receipts for the years ended December 31, 2010 and 2009, respectively.

Other Matters

Alberta Clipper Pipeline Joint Funding Arrangement and Regulatory Accounting

In July 2009, we entered into a joint funding arrangement to finance construction of the United States segment of the Alberta Clipper Pipeline with several of our affiliates and affiliates of Enbridge including our General Partner. The Alberta Clipper Pipeline was mechanically complete in March 2010 and was ready for service on April 1, 2010. In connection with the joint funding arrangement, we allocated earnings derived from operating the Alberta Clipper Pipeline in the amounts of $53.2 million and $60.6 million to our General Partner for its 66.67 percent share of the earnings of the Alberta Clipper Pipeline for the years ended December 31, 2011 and 2010, respectively. We have presented the amounts we allocated to our General Partner for its share of the earnings of the Alberta Clipper Pipeline in “Net income attributable to noncontrolling interest” on our consolidated statements of income.

In connection with our application of the regulatory accounting provisions to our Alberta Clipper Pipeline, we recorded AEDC in “Other income (expense)” on our consolidated statement of income. For the year ended December 31, 2010, we recorded $15.3 million and $4.8 million, of AEDC and AIDC, or allowance for interest during construction, respectively, on our consolidated statements of income related to the Alberta Clipper Pipeline. There were no additional costs recorded in 2011 as all assets were placed into service as of December 31, 2010.

Proceeds from Claim Settlements

We received proceeds of $11.6 million for settlement of claims we made for payment from unrelated parties in connection with operational matters that occurred in the normal course of business. We recorded $5.6 million as a reduction to “Operating and administrative” expenses of our Liquids segment and $6.0 million as “Other income” in our consolidated statements of income for the year ended December 31, 2011 for the amounts we received in April 2011.

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

Our primary source of short-term liquidity is provided by our commercial paper program, which is supported by our $2 billion credit agreement with a syndicate of lenders, of which Bank of America is the administrative agent, which we refer to as our New Credit Facility. We access our commercial paper program primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the available interest rates we can obtain are lower than the rates available under our New Credit Facility.

As set forth in the following table, we had in excess of $1.9 billion of liquidity available to us at December 31, 2011 to meet our ongoing operational, investment and financing needs, as well as the funding requirements associated with the environmental costs resulting from the crude oil releases on Lines 6A and 6B.

(in millions)
Cash and cash equivalents	$422.9
Total credit available under New Credit Facility	2,000.0
Less: Amounts outstanding under New Credit Facility	—
Principal amount of commercial paper issuances	275.0
Letters of credit outstanding	173.8

Total	$1,974.1

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

Our current business strategy emphasizes developing and expanding our existing Liquids and Natural Gas businesses through organic growth and targeted acquisitions. We expect to initially fund our long-term cash requirements for expansion projects and acquisitions, as well as retire our maturing debt, from operating cash flows and from issuances of commercial paper and borrowings on our New Credit Facility. Likewise, we anticipate initially retiring our maturing debt with similar borrowings on our New Credit Facility. We expect to obtain permanent financing as needed through the issuance of additional equity and debt securities, which we will use to repay amounts initially drawn to fund these activities, although there can be no assurance that such financings will be available on favorable terms, if at all. In the past, when we had attractive growth opportunities in excess of our own capital raising capabilities, the General Partner has provided supplementary funding to enable us to undertake such opportunities. If in the future we have attractive growth opportunities that exceed capital raising capabilities, we could seek similar supplementary funding from the General Partner.

Capital Resources

Equity and Debt Securities

Execution of our growth strategy and completion of our planned construction projects require access to the public and private equity and credit markets to obtain the capital necessary to fund these activities. We have issued a balanced combination of debt and equity securities to fund our expansion projects and acquisitions. Our internal growth projects and targeted acquisitions may require additional permanent capital and require us to bear the cost of constructing and acquiring assets before we begin to realize a return on them. If market conditions change and capital markets again become constrained, our ability and willingness to complete future debt and equity offerings may be limited. The timing of any future debt and equity offerings will depend on various factors, including prevailing market conditions, interest rates, our financial condition and our credit rating at the time.

Equity Distribution Agreement

In June 2010, we entered into an Equity Distribution Agreement, or EDA, for the issuance and sale from time to time of our Class A common units up to an aggregate amount of $150.0 million. The EDA allowed us to issue and sell our Class A common units at prices we deemed appropriate for our Class A common units. Under the EDA, we sold 2,118,025 Class A common units, representing 4,236,050 units after giving effect to a two-for-one split of our Class A common units that became effective on April 21, 2011, for aggregate gross proceeds of $124.8 million, of which $64.5 million are gross proceeds received in 2011. No further sales were made under that agreement. On May 27, 2011, we de-registered the remaining aggregate $25.2 million of Class A common units that were registered for sale under the EDA and remained unsold as of that date.

On May 27, 2011, the Partnership entered into an Amended and Restated Equity Distribution Agreement, or Amended EDA, for the issuance and sale from time to time of our Class A common units up to an aggregate amount of $500.0 million from the execution date of the agreement through May 20, 2014. The units issued under the Amended EDA are in addition to the units offered and sold under the EDA. The issuance and sale of our Class A common units, pursuant to the Amended EDA, may be conducted on any day that is a trading day for the New York Stock Exchange, or NYSE.

The following table presents the net proceeds from our Class A common unit issuances, pursuant to the initial EDA and the Amended EDA, during the years ended December 31, 2011 and 2010:

Issuance Date	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	General Partner Contribution(2)	Net Proceeds Including General Partner Contribution
	(in millions, except units and per unit amounts)
2011
January 1 to March 31(3)	1,773,448	$32.26	$55.9	$1.2	$57.1
April 1 to May 26(3)	225,200	$32.16	7.0	0.1	7.1
May 27 to June 30 (4)	333,794	$30.30	9.9	0.2	10.1
July 1 to September 30(4)	751,766	$28.38	20.8	0.4	21.2

2011 Totals	3,084,208		$93.6	$1.9	$95.5

2010
April 1 to June 30(3)	574,690	$26.26	$14.8	$0.3	$15.1
July 1 to September 30(3)	1,373,482	$27.11	36.3	0.7	37.0
October 1 to December 31(3)	289,230	$27.85	7.6	0.2	7.8

2010 Totals(3)	2,237,402		$58.7	$1.2	$59.9

(1)	Net of commissions and issuance costs of $2.2 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively.

(2)	Contributions made by the General Partner to maintain its two percent general partner interest.

(3)	Units and unit price adjusted for the April 21, 2011 stock split.

(4)	Units issued under the Amended EDA.

Issuance of Class A Common Units

The following table presents the net proceeds from our Class A common unit issuances for the current year other than pursuant to the EDA and the Amended EDA described above.

Issuance Date	Number of Class A common units Issued(6)	Offering Price per Class A common unit(6)	Net Proceeds to the Partnership(1)	General Partner Contribution(2)	Net Proceeds Including General Partner Contribution
	(in millions, except units and per unit amounts)
2011
December(3)	9,775,000	$30.85	$292.0	$6.1	$298.1
September(3)	8,000,000	$28.20	$218.3	$4.6	$222.9
July(3)	8,050,000	$30.00	$233.7	$4.9	$238.6

2011 Totals	25,825,000		$744.0	$15.6	$759.6

2010
November(4)	11,960,000	$30.06	$347.4	$7.4	$354.8

2009
October(5)	42,490	$23.54	$1.0	$—	$1.0

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses if any.

(2)	Contributions made by the General Partner to maintain its two percent general partner interest.

(3)

The proceeds from the December 2011 and September 2011 offerings will be used to fund a portion of our capital expansion projects, while the proceeds from the July 2011 offering were used to repay a portion of our outstanding commercial paper and fund a portion of our capital expansion projects.

(4)	The proceeds from the November 2010 equity issuance were used to repay short term indebtedness incurred to finance the Elk City system acquisition and capital expansion projects.

(5)	All Class A common units from the October 2009 issuance were issued to our General Partner to facilitate the conversion of our Class C units.

(6)	All amounts adjusted for the April 21, 2011 stock split.

Investments

In November 2011, Enbridge Management completed a private offering of 860,684 listed shares, representing limited liability company interests in Enbridge Management with limited voting rights, at a price of $29.86 per listed share. Enbridge Management received net proceeds of $25.5 million which were subsequently invested in an equal number of our i-units. We intend to use the proceeds to finance a portion of our capital expansion program relating to the expansion of our core liquids and natural gas systems and for general corporate purposes.

Available Credit

Our two primary sources of liquidity are provided by our commercial paper program and our New Credit Facility. We have a $1.5 billion commercial paper program, which we access primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the available interest rates we can obtain are lower than the rates available under our New Credit Facility.

Credit Facility

In September 2011, we entered into the New Credit Facility. The New Credit Facility is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to, at any one time outstanding, $2 billion, a letter of credit subfacility and a swing line subfacility with a maturity date of September 26, 2016.

The New Credit Facility replaces the previously existing credit facilities of $1,167.5 million and $600 million with Bank of America and Royal Bank of Canada, respectively.

The amounts we may borrow under the terms of our New Credit Facility are reduced by the face amount of our letters of credit outstanding. It is our policy to maintain availability at any time under our New Credit Facility amounts that are at least equal to the amount of commercial paper that we have outstanding at such time. Taking that policy into account, at December 31, 2011, we could borrow $1,551.2 million under the terms of our New Credit Facility, determined as follows:

(in millions)
Total credit available under New Credit Facility	$2,000.0
Less: Amounts outstanding under New Credit Facility	—
Principal amount of commercial paper outstanding	275.0
Letters of credit outstanding	173.8

Total amount we could borrow at December 31, 2011	$1,551.2

Individual London Inter-Bank Offered Rate, or LIBOR rate, borrowings under the terms of our New Credit Facility may be renewed as LIBOR rate borrowings or as base rate borrowings at the end of each LIBOR rate interest period, which is typically a period of three months or less. These renewals do not constitute new borrowings under the New Credit Facility and do not require any cash repayments or prepayments. For the years ended December 31, 2010 and 2009, we renewed LIBOR rate borrowings of $1,284.0 million and $3,092.1 million, respectively, on a non-cash basis.

Effective September 30, 2011, our New Credit Facility was amended to further modify the definition of Consolidated Earnings Before Income Taxes Depreciation and Amortization, or Consolidated EBITDA, as set forth in the terms of our New Credit Facility, to increase from $550 million to $650 million, the aggregate amount of the costs associated with the crude oil releases on Lines 6A and 6B that are excluded from the computation of Consolidated EBITDA. Specifically, the costs allowed to be excluded from Consolidated EBITDA are those for emergency response, environmental remediation, cleanup activities, costs to repair the pipelines, inspection costs, potential claims by third parties and lost revenue. As of December 31, 2011, we were in compliance with the terms of our financial covenants.

Commercial Paper

At December 31, 2011, we had $275.0 million of commercial paper outstanding at a weighted average interest rate of 0.44%, excluding the effect of our interest rate hedging activities. Under our commercial paper program, we had net repayments of approximately $609.8 million during the year ended December 31, 2011, which include gross issuances of $12,017.3 million and gross repayments of $12,627.1 million. Our policy is that the commercial paper we can issue is limited by the amounts available under our New Credit Facility up to an aggregate principal amount of $1.5 billion. Our commercial paper program was increased from $1.0 billion in August 2011.

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

Junior Subordinated Notes

The Junior Subordinated Notes, which we refer to as the Junior Notes, consist of our 8.05% fixed/floating rate, unsecured, long-term junior subordinated notes due 2067, with a principal amount outstanding of $400 million. The Junior Notes are subordinate in right of payment to all of our existing and future senior indebtedness, as defined in the related indenture.

Joint Funding Arrangement for Alberta Clipper Pipeline

In July 2009, we entered into a joint funding arrangement to finance construction of the United States segment of the Alberta Clipper Pipeline with several of our affiliates and affiliates of Enbridge. The Alberta Clipper Pipeline was mechanically complete in March 2010 and was ready for service on April 1, 2010.

In March 2010, we refinanced $324.6 million of amounts we had outstanding and payable to our General Partner under the A1 Credit Agreement by issuing a promissory note payable to our General Partner, at which time we also terminated the A1 Credit Agreement. The promissory note payable, which we refer to as the A1 Term Note, matures on March 15, 2020, bears interest at a fixed rate of 5.20% and has a maximum loan amount of $400 million. The terms of the A1 Term Note are similar to the terms of our 5.20% senior notes due 2020, except that the A1 Term Note has recourse only to the assets of the United States portion of the Alberta Clipper Pipeline. Under the terms of the A1 Term Note, we have the ability to increase the principal amount outstanding to finance the debt portion of the investment our General Partner is obligated to make pursuant to the Alberta Clipper Joint Funding Arrangement to finance any additional costs associated with the construction of our portion of the Alberta Clipper Pipeline we incur after the date the original A1 Term Note was issued. The increases we make to the principal balance of the A1 Term Note will also mature on March 15, 2020. At December 31, 2011, we had approximately $342.0 million outstanding under the A1 Term Note.

Our General Partner also made equity contributions totaling $3.3 million and $102.3 million to the Enbridge Energy Limited Partnership, or OLP, during the years ended December 31, 2011 and 2010, to fund its equity portion of the construction costs associated with the Alberta Clipper Pipeline. The OLP paid a distribution of $76.4 million and $38.6 million to our General Partner and its affiliate during the years ended December 31, 2011 and 2010 for their noncontrolling interest in the Series AC, representing limited partner ownership interests of the OLP that are specifically related to the assets, liabilities and operations of the Alberta Clipper Pipeline.

We allocated earnings derived from operating the Alberta Clipper Pipeline in the amounts of $53.2 million and $60.6 million to our General Partner for its 66.67 percent share of the earnings of the Alberta Clipper Pipeline for the years ended December 31, 2011 and 2010, respectively. We have presented the amounts we allocated to our General Partner for its share of the earnings of the Alberta Clipper Pipeline in “Net income attributable to noncontrolling interest” on our consolidated statements of income.

Restrictive Covenants

Our New Credit Facility contains restrictive covenants that require us to maintain a maximum leverage ratio of 5.00 to 1.00. At December 31, 2011, we were in compliance with the covenants associated with our New Credit Facility. Our New Credit Facility also place limitations on the debt that our subsidiaries may incur directly. Accordingly, it is expected that we will provide debt financing to our subsidiaries as necessary.

Our senior notes are subject to make-whole redemption rights and were issued under an indenture containing certain covenants that restrict our ability, with certain exceptions, to sell, convey, transfer, lease or otherwise dispose of all or substantially all of our assets, except in accordance with our indenture agreement. We were in compliance with these covenants at December 31, 2011.

The OLP Notes do not contain any covenants restricting us from issuing additional indebtedness by the OLP. The OLP Notes are subject to make-whole redemption rights and were issued under an indenture, referred to as the OLP Indenture, containing certain covenants that restrict our ability, with certain exceptions, to sell, convey, transfer, lease or otherwise dispose of all or substantially all of our assets, except in accordance with the OLP Indenture. We were in compliance with these covenants at December 31, 2011.

Cash Requirements

Capital Spending

We expect to make additional expenditures during the next year for the acquisition and construction of natural gas processing and crude oil transportation infrastructure. In 2012, we expect to spend approximately $2.1 billion on system enhancements and other projects associated with our liquids and natural gas systems with the expectation of realizing additional cash flows as projects are completed and placed into service. At December 31, 2011, we had approximately $400.4 million in outstanding purchase commitments attributable to capital projects for the construction of assets that we expect to record as property, plant and equipment during 2012.

Lines 6A and 6B Crude Oil Releases

During 2011, our cash flows were impacted by the approximate $287.6 million we paid for the environmental remediation, restoration and cleanup activities, excluding recognized insurance recoveries of $335.0 million, resulting from the crude oil releases that occurred in 2010 on Lines 6A and 6B of our Lakehead system.

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

We estimate our capital expenditures based upon our strategic operating and growth plans, which are also dependent upon our ability to produce or otherwise obtain the financing necessary to accomplish our growth objectives. The following table sets forth our estimates of capital expenditures we expect to make for system enhancement and core maintenance for the year ending December 31, 2012. Although we anticipate making these expenditures in 2012, these estimates may change due to factors beyond our control, including weather-related issues, construction timing, changes in supplier prices or poor economic conditions, which may adversely affect our ability to access the capital markets. Additionally, our estimates may also change as a result of decisions made at a later date to revise the scope of a project or undertake a particular capital program or an acquisition of assets. We made capital expenditures of $1,096.6 million, including $99.1 million on core maintenance activities, for the year ended December 31, 2011. For the full year ending December 31, 2012, we anticipate our capital expenditures to approximate the following:

Total Forecasted Expenditures
(in millions)
Capital Projects
System enhancements	$705
Liquids integrity program	325
Natural Gas integrity program	30
Core maintenance activities	115
North Dakota Expansion Program	395
Line 6B Replacement Program	210
Ajax Cryogenic Processing Plant	130
Joint Venture Projects
Texas Express Pipeline	210

$2,120

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

Under our capitalization policy, expenditures that replace major components of property or extend the useful lives of existing assets are capital in nature, while expenditures to inspect and test our pipelines are usually considered operating expenses. Our capital spending has have increased over time as our pipeline systems age.

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

We completed on schedule all the work required by the Pipeline and Hazardous Materials Safety Administration, or PHMSA, that we agreed to perform as part of our restart of Line 6B. Additionally, a new line was installed beneath the St. Clair River in March 2011 and was tied into the existing pipeline during June 2011, and we announced plans for a pipeline replacement plan as discussed above. Additional integrity expenditures, which could be significant, may be required after this initial remediation program. The total cost of these integrity measures is separate from the environmental liabilities discussed above. The pipeline integrity and replacement costs will be capitalized or expensed in accordance with our capitalization policies as these costs are incurred, the majority of which are expected to be capital in nature.

In February 2011, we included in the supplement to our FSM, to be effective April 1, 2011, recovery of $175 million of capital costs and $5 million of operating costs for the 2010 and 2011 Line 6B Pipeline Integrity Plan. The costs associated with the Line 6B Pipeline Integrity Plan, which include an equity return component, interest expense and an allowance for income taxes will be recovered over a 30 year period, while operating costs will be recovered through our annual tolls for actual costs incurred. These costs include costs associated with the PHMSA Corrective Action Order and other required integrity work.

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

The following table provides summarized information about the timing and expected settlement amounts of our outstanding commodity derivative financial instruments based upon the market values at December 31, 2011 for each of the indicated calendar years:

	Notional	2012	2013	2014	2015	2016	Total(4)
	(in millions)
Swaps
Natural gas(1)	113,981,412	$1.0	$6.5	$0.1	$—	$—	$7.6
NGL(2)	5,319,859	(13.9)	(8.2)	(1.1)	0.5	—	(22.7)
Crude Oil(2)	4,834,191	(12.1)	(6.3)	1.8	5.6	0.4	(10.6)
Options
Natural gas—puts purchased(1)	1,642,500	—	1.2	—	—	—	1.2
NGL—puts purchased(2)	1,650,582	7.3	0.9	—	—	—	8.2
Crude Oil —puts purchased(2)	64,050	0.7	—	—	—	—	0.7
Forward contracts
Natural gas(1)	37,177,357	1.2	0.5	0.1	0.1	0.1	2.0
NGL(2)	6,073,379	4.6	0.3	—	—	—	4.9
Crude Oil(2)	1,771,728	(1.0)	—	—	—	—	(1.0)
Power(3)	163,862	(0.5)	(0.3)	(0.5)	—	—	(1.3)

Totals		$(12.7)	$(5.4)	$0.4	$6.2	$0.5	$(11.0)

(1)	Notional amounts for natural gas are recorded in millions of British thermal units, or MMBtu.

(2)	Notional amounts for NGL and crude oil are recorded in Barrels, or Bbl.

(3)	Notional amounts for power are recorded in Megawatt hours, or MWh.

(4)	Fair values exclude credit adjustments of approximately $0.9 million of losses at December 31, 2011.

The following table provides summarized information about the timing and estimated settlement amounts of our outstanding interest rate derivatives calculated based on implied forward rates in the yield curve at December 31, 2011 for each of the indicated calendar years:

	Notional Amount	2012	2013	2014	2015	2016	Thereafter	Total (1)
	(in millions)
Interest Rate Derivatives
Interest Rate Swaps:
Floating to Fixed	$1,925.0	$(25.8)	$(23.0)	$(6.2)	$(3.3)	$(1.0)	$—	$(59.3)
Fixed to Floating	$125.0	4.9	2.6	—	—	—	—	7.5
Pre-issuance hedges	$1,850.0	(123.7)	(63.1)	(23.4)	—	—	—	(210.2)

		$(144.6)	$(83.5)	$(29.6)	$(3.3)	$(1.0)	$—	$(262.0)

(1)	Fair values are presented in millions of dollars and exclude credit adjustments of approximately $19.4 million of gains at December 31, 2011.

Distributions

We make quarterly distributions to our General Partner and the holders of our limited partner interests in an amount equal to our “available cash.” As defined in our partnership agreement, “available cash” represents for any calendar quarter, the sum of all of our cash receipts plus reductions in cash reserves established in prior quarters less cash disbursements and additions to cash reserves in that calendar quarter. We establish reserves to provide for the proper conduct of our business, to stabilize distributions to our unitholders and the General

Partner and, as necessary, to comply with the terms of any of our agreements or obligations. Enbridge Management, as the delegate of our General Partner under the delegation of control agreement, computes the amount of our “available cash.”

Enbridge Management, as the owner of our i-units, does not receive distributions in cash. Instead, each time that we make a cash distribution to our General Partner and the holders of our Class A and Class B common units, the number of i-units owned by Enbridge Management and the percentage of our total units owned by Enbridge Management will increase automatically under the provisions of our partnership agreement with the result that the number of i-units owned by Enbridge Management will equal the number of Enbridge Management’s listed and voting shares that are then outstanding. The amount of this increase in i-units is determined by dividing the cash amount distributed per common unit by the average price of one of Enbridge Management’s listed shares on the NYSE for the 10 consecutive trading day period immediately preceding the ex-dividend date for Enbridge Management’s shares multiplied by the number of shares outstanding on the record date. The cash equivalent amount of the additional i-units is treated as if it had actually been distributed for purposes of determining the distributions to be made to our General Partner.

In October 2009, we effected the conversion of all our outstanding Class C units into Class A common units in accordance with the terms of our partnership agreement. The conversion became effective upon the determination by our General Partner that the converted Class C units would have, as a substantive matter, like intrinsic economic and United States federal income tax characteristics, in all material respects, to the intrinsic economic and United States federal income tax characteristics of our outstanding Class A common units. Our General Partner made this determination after adjustments were made to the capital accounts of our limited partners in connection with the issuance of the Class A common units to our General Partner.

For purposes of calculating the sum of all distributions of available cash, the cash equivalent amount of the additional i-units that are issued when a distribution of cash is made to our General Partner and owners of our common units is treated as a distribution of available cash. As set forth in our partnership agreement, we will not make cash distributions on our i-units, but instead will distribute additional i-units such that cash is retained and used in our operations and to finance a portion of our capital expansion projects. During 2011, we distributed a total of 2,420,228 i-units through quarterly distributions to Enbridge Management, compared with 2,507,688 and 3,251,624 in 2010 and 2009, respectively. Additionally, in 2009 we distributed a total of 3,288,614 Class C units to the holders of our Class C units.

The following table presents cash we have retained in our business since January 2009 from the in-kind distribution of additional i-units and Class C units:

Distribution Payment Date	Retained for i-units	Retained for Class C units	Retained from General Partner	Total Cash Retained
	(in millions)
2011
November 14	$19.7	$—	$0.4	$20.1
August 12	19.4	—	0.4	19.8
May 13	18.4	—	0.4	18.8
February 14	18.2	—	0.3	18.5

	$75.7	$—	$1.5	$77.2

2010
November 12	$17.9	$—	$0.3	$18.2
August 13	17.5	—	0.4	17.9
May 14	16.7	—	0.4	17.1
February 12	16.2	—	0.3	16.5

	$68.3	$—	$1.4	$69.7

2009
November 13	$15.9	$—	$0.3	$16.2
August 14	15.5	20.7	0.7	36.9
May 15	15.1	20.1	0.7	35.9
February 13	14.6	19.5	0.7	34.8

	$61.1	$60.3	$2.4	$123.8

Our current annual cash distribution rate is $2.13 per unit, or $0.53250 per quarter, for the year ended December 31, 2011 compared with $2.055 per unit, or $0.51375 per quarter, for the year ended December 31, 2010. We expect that all cash distributions will be paid out of operating cash flows over the long term. However, from time to time, we may temporarily borrow under our New Credit Facility or use cash retained by issuance of payment in-kind distributions for the purpose of paying cash distributions. We may do this until we realize the full impact of assets being developed on operations or to respond to short-term aberrations in our performance caused by market disruption events or depressed commodity prices. We expect that our major capital expansion projects will be accretive to distributable cash flow when they are completed and operational. Long term sustainability of our distributions is a key focus of the management assigned to oversee our operation. Increases in our distribution rate are made when sustainable for the long-term and upon the approval of the Board of Directors of Enbridge Management.

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

The following table presents distributions paid by the OLP to our General Partner and its affiliate during the year ended December 31, 2011, representing the noncontrolling interest in the Series AC and to us, as the holders of the Series AC general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to Partnership	Amount paid to the noncontrolling interest	Total Series AC Distribution
		(in millions)
2011
October 28	November 14	$7.7	$15.3	$23.0
July 28	August 12	8.8	17.7	26.5
April 28	May 13	10.8	21.6	32.4
January 28	February 14	10.9	21.8	32.7

		$38.2	$76.4	$114.6

2010
October 27	November 12	$10.7	$21.4	$32.1
July 23	August 13	8.6	17.2	25.8

		$19.3	$38.6	$57.9

Summary of Obligations and Commitments

The following table summarizes the principal amount of our obligations and commitments at December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Long-term debt and notes payable to affiliates	$112.0	$212.0	$212.0	$12.0	$587.0	$4,132.0	$5,267.0
Purchase commitments(1)	429.0	—	—	—	—	—	429.0
Power commitments(2)	3.8	—	—	—	—	—	3.8
Other operating leases	21.9	19.4	17.0	9.9	9.9	33.7	111.8
Right-of-way(3)	2.0	1.8	1.7	1.7	1.9	43.0	52.1
Product purchase obligations(4)	17.8	10.5	1.0	0.1	—	—	29.4
Transportation/Service contract obligations(5)	20.0	5.7	1.4	1.2	0.6	—	28.9
Fractionation agreement obligations	19.8	13.1	10.1	10.1	10.1	52.9	116.1

Total	$626.3	$262.5	$243.2	$35.0	$609.5	$4,261.6	$6,038.1

(1)	Represents commitments to purchase materials, primarily pipe from third-party suppliers in connection with our growth projects.

(2)	Represents commitments to purchase power in connection with our Liquids segment.

(3)

Right-of-way payments are estimated to approximate $2.0 million to $1.7 million per year for the remaining life of all pipeline systems, which has been assumed to be 25 years for purposes of calculating the amount of future minimum commitments beyond 2015.

(4)	We have long-term product purchase obligations with several third-party suppliers to acquire natural gas and NGLs at prices approximating market at the time of delivery.

(5)	The service contract obligations represent the minimum payment amounts for firm transportation and storage capacity we have reserved on third-party pipelines and storage facilities.

The payments made under our obligations and commitments for the years ended December 31, 2011, 2010 and 2009 were $275.4 million, $656.3 million and $895.8 million, respectively.

Cash Flow Analysis

The following table summarizes the changes in cash flows by operating, investing and financing for each of the years indicated:

	For the year ended December 31,		Variance 2011 vs. 2010 Increase (Decrease)
	2011	2010
	(in millions)
Total cash provided by (used in):
Operating activities	$1,045.6	$377.9	$667.7
Investing activities	(1,099.0)	(1,427.8)	328.8
Financing activities	331.4	1,051.2	(719.8)

Net increase in cash and cash equivalents	278.0	1.3	276.7
Cash and cash equivalents at beginning of year	144.9	143.6	1.3

Cash and cash equivalents at end of period	$422.9	$144.9	$278.0

Operating Activities

Net cash provided by our operating activities increased $667.7 million for the year ended December 31, 2011 compared with the same period in 2010 primarily due to higher changes in our working capital accounts for the year ended December 31, 2011 compared to the same period of 2010 coupled with general timing differences in the collection on and payment of our current and related party accounts. The changes in working capital accounts for the year ended December 31, 2011 were also affected by $292.3 million of environmental costs paid, which included $287.6 million of costs associated with the Lines 6A and 6B crude oil releases, offset by $335.0 million of recognized environmental insurance recoveries associated with the Line 6B crude oil release, as compared with, $337.1 million of environmental costs paid and no similar recoveries in the same period of 2010.

Investing Activities

Net cash used in our investing activities during the year ended December 31, 2011 decreased by $328.8 million compared to the same period of 2010 primarily due to additional acquisitions in 2010. We spent an additional $666.7 million on asset acquisitions, represented primarily by the Elk City acquisition of $686.1 million, in 2010 when compared to the same period in 2011. Offsetting the overall decrease in investing activities was an increase of $341.6 million of spending on our construction projects including integrity and replacement costs on Line 6B, our North Dakota and South Haynesville expansions and construction of the Allison plant.

Financing Activities

The net cash provided by our financing activities decreased $719.8 million during the year ended December 31, 2011 compared to the same period in 2010 primarily due to the following:

(in millions)
Net proceeds related to Class A common units issued in 2011 compared to 2010(1)	$466.7
Increase in distributions to our partners in 2011 compared to 2010	(84.1)
Decrease in net affiliate borrowings in 2011 compared to 2010(2)	(83.1)
Decrease in net proceeds from senior notes issued in 2011 compared to 2010	(149.8)
Net repayments on our credit facilities in 2010 compared to 2011	765.0
Net repayments on our commercial paper in 2011 compared to 2010	(1,494.5)
Decrease in capital contributions from our General Partner and its affiliate for its ownership interest in the Alberta Clipper Pipeline	(99.0)
Distributions to our General Partner and its affiliate for its ownership interest in the Alberta Clipper Pipeline paid in 2011 compared to distributions in 2010	(37.8)
Other	(3.2)

$(719.8)

(1)	Includes $18.2 million of contributions from the General Partner to maintain its two percent interest.

(2)

For the year ended December 31, 2010, we borrowed $408.4 million from our General Partner which we used to repay $330.7 million we borrowed on the A1 Credit Facility and to fund $77.7 million of additional costs incurred for the construction of the Alberta Clipper Pipeline. During the same period in 2011, we borrowed only $7.0 million and repaid $12.4 million to our General Partner and affiliates.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements.

SUBSEQUENT EVENTS

Distribution to Partners

On January 30, 2012, the board of directors of Enbridge Management declared a distribution payable to our partners on February 14, 2012. The distribution was paid to unitholders of record as of February 7, 2012, of our available cash of $180.3 million at December 31, 2011, or $0.5325 per limited partner unit. Of this distribution, $159.4 million was paid in cash, $20.5 million was distributed in i-units to our i-unitholder and $0.4 million was retained from our General Partner in respect of the i-unit distribution to maintain its two percent general partner interest.

Distribution to Series AC Interests

On January 30, 2012, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC, declared a distribution payable to the holders of the Series AC general and limited partner interests. The OLP paid $15.8 million to the noncontrolling interest in the Series AC, while $7.9 million was paid to us.

Lakehead Line 5 Crude Oil Release and Pressure Restrictions

On February 15, 2012, a release of crude oil was detected on Line 5 of our Lakehead system near the town of Sterling, Michigan. The volume of the oil released was approximately 3 barrels, which was contained to an area surrounding the crude oil release. Line 5 was restarted on February 17, 2012 with pressure restrictions that are expected to be of short duration. We do not believe these pressure restrictions will have a material impact to our operating revenue revenues in 2012.

REGULATORY MATTERS

FERC Transportation Tariffs

Effective April 1, 2011, we filed our annual tariff rate adjustment with the FERC to reflect true-ups for the difference between estimated and actual cost and throughput data for the prior year and our projected costs and throughput for 2011 related to our expansion projects. Also included was a supplement to our FSM for recovery of the costs related to the 2010 and 2011 Line 6B Integrity Program, including costs associated with the PHMSA Corrective Action Order and as discussed in Note 13. Commitments and Contingencies—Pipeline Integrity Plan. The FSM, which was approved in July 2004, is a component of our Lakehead system’s overall rate structure and allows for the recovery of costs for enhancements or modifications to our Lakehead system.

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

Effective July 1, 2011, we increased the rates for transportation on our Lakehead, North Dakota and Ozark systems in compliance with the indexed rate ceilings allowed by the FERC. In May 2011, the FERC determined that the annual change in the Producer Price Index for Finished Goods, or PPI-FG, plus 2.65 percent (PPI-FG + 2.65 percent) should be the oil pricing index for the five year period ending July 2016. The index is used to establish rate ceiling levels for oil pipeline rate changes. The increase in rates is due to an increase in the Producer Price Index for Finished Goods as compared with prior periods. For our Lakehead system, indexing applies only to the base rates and does not apply to the SEP II, Terrace and Facilities surcharges, which include the Southern Access Pipeline and Alberta Clipper Project.

Effective December 19, 2011, we modified the terms of our transportation tariff on our Ozark system to implement a lottery process to allocate new shipper capacity if and when the number of new shippers nominating on the system precludes any individual new shipper from being allocated a minimum batch. Additionally, we increased the minimum accepted batch size from 10,000 Bpd to 30,000 Bpd to ensure accurate delivery measurement.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Accounting Standards Update—Fair Value Measurement

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, as part of the FASB’s joint project with the International Accounting Standards Board, or IASB, to achieve common fair value measurement and disclosure requirements in United States generally accepted accounting principles, or U.S. GAAP, and International Financial Reporting Standards, or IFRS. The key changes relevant to our business include enhanced disclosures requiring additional information about unobservable inputs and valuation methods utilized and requiring the fair value hierarchy level of assets and liabilities not recorded at fair value but where fair value disclosure is required.

The accounting update is effective for the first reporting period beginning after December 15, 2011, with early application prohibited. The guidance will require prospective application. The adoption of this pronouncement is not anticipated to have a material impact on our financial statements.

Accounting Standards Update—Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards No. 2011-05, Presentation of Comprehensive Income, as part of the FASB’s joint project with the IASB, requiring presentation of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity and the disclosure of reclassification adjustments in the footnotes. The guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation. The accounting update is effective for the first reporting period beginning after December 15, 2011.

In December 2011, the FASB issued an amendment, Accounting Standards No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update No. 2011-05, deferring the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. As such, entities will continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before adoption of the new standard. The deferral is effective at the same time that the new standard is adopted.

Accounting Standards Update—Testing Goodwill for Impairment

In September 2011, the FASB issued Accounting Standards No. 2011-08, Testing Goodwill for Impairment, which is intended to reduce the overall costs and the complexity of impairment testing. The standard allows an entity to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The standard does not change the current two-step test and applies to all entities that have goodwill reported in their financial statements. The standard will be effective for fiscal years beginning after December 15, 2011.

Accounting Standards Update—Balance Sheet Offsetting

In December 2011, the FASB issued Accounting Standards No. 2011-11, Disclosures about Offsetting Assets and Liabilities, as part of the FASB’s joint project with the IASB, which requires an entity to disclose information about offsetting and related arrangements. The standard will enable users of financial statements to understand the effect that offsetting and related arrangements have on an entity’s financial position. The standard will be effective for annual reporting periods beginning on or after January 1, 2013, with required disclosures presented retrospectively for all comparative period presented.

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

Oil Measurement Adjustments

Oil measurement adjustments, which include crude oil over/short balance and crude oil measurement gains/losses, are inherent in the transportation of crude oil due to evaporation, measurement differences and blending of commodities in transit in addition to other factors. We estimate our oil measurement adjustments utilizing engineering based models, which include assumptions about the type of crude oil, its market value, normal physical losses due to evaporation and capacity limitations of the system. A material change in these assumptions may result in a change to the carrying value of our oil measurement adjustments. We include the crude oil measurement gains/losses in our operating and administrative expenses on our consolidated statements of income and the crude oil over/short balance in “Accounts payable” and other in the consolidated statements of financial position if the balance is a liability and in “Inventory” if the balance is in an asset position.

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

Assessment of Recoverability of Intangibles

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

We utilize a mid-market pricing convention, or the “market approach,” for valuation as a practical expedient for assigning fair value to our derivative assets and liabilities. Our assets are adjusted for the non-performance risk of our counterparties using their current credit default swap spread rates. Likewise, in the case of our liabilities, our nonperformance risk is considered in the valuation, and is also adjusted using a credit adjustment model incorporating inputs such as credit default swap rates, bond spreads, and default probabilities. We present the fair value of our derivative contracts net of cash paid or received pursuant to collateral agreements on a net-by-counterparty basis in our consolidated statements of financial position when we believe a legal right of setoff exists under an enforceable master netting agreement. Our credit exposure for over-the-counter derivatives is directly with our counterparty and continues until the maturity or termination of the contracts. As appropriate, valuations are adjusted for various factors such as credit and liquidity considerations.

Derivative Financial Instruments

Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations and fluctuations in commodity prices of natural gas, NGLs, condensate, crude oil and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL sales and the corresponding cost of natural gas we purchase for processing. In order to manage the risks to unitholders, we use a variety of derivative financial instruments including futures, forwards, swaps, options and other financial instruments with similar characteristics to create offsetting positions to specific commodity or interest rate exposures. We do not have any material exposure to movements in foreign exchange rates as virtually all of our revenues and expenses are denominated in United States dollars. To the extent that a material foreign exchange exposure arises, we intend to hedge such exposure using derivative financial instruments. In accordance with the authoritative accounting guidance, we record all derivative financial instruments to our consolidated statements of financial position at fair market value. We record the fair market value of our derivative financial instruments in the consolidated statements of financial position as current and long-term assets or liabilities on a net basis by counterparty. Derivative balances are shown net of cash collateral received or posted where master netting agreements exist. For those instruments that qualify for hedge accounting under authoritative accounting guidance, the accounting treatment is dependent on the intended use and designation of each instrument. We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

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

Price assumptions we use to value our non-qualifying derivative financial instruments can affect net income for each period. We use published market price information where available, or quotations from OTC market makers to find executable bids and offers. The valuations also reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions, including credit risk of our counterparties. The amounts reported in our consolidated financial statements change quarterly as these valuations are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

At inception, we formally document the relationship between the hedging instrument and the hedged item, the risk management objective, and the method used for assessing and testing correlation and hedge effectiveness. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. Furthermore, we regularly assess the creditworthiness of our counterparties to manage against the risk of default. If we determine that a derivative is no longer highly effective as a hedge, we discontinue hedge accounting prospectively by including changes in the fair value of the derivative in current earnings.

We record the changes in fair value of derivative financial instruments designated and qualifying as effective cash flow hedges as a component of “Accumulated other comprehensive income” until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a cash flow hedge’s change in fair market value is recognized immediately in earnings.

Our earnings are also affected by use of the mark-to-market method of accounting as required under GAAP for derivative financial instruments that do not qualify for hedge accounting. We use derivative financial instruments such as basis swaps and other similar derivative financial instruments to economically hedge market price risks associated with inventories, firm commitments and certain anticipated transactions. However, these derivative financial instruments do not qualify for hedge accounting treatment under authoritative accounting guidance, and as a result we record changes in the fair value of these instruments on the statement of financial position and through earnings rather than deferring them until the firm commitment or anticipated transactions affect earnings. The use of mark-to-market accounting for derivative financial instruments can cause non-cash earnings volatility resulting from changes in the underlying indices, primarily commodity prices.

Commitments, Contingencies and Environmental Liabilities

We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to past or current operations. We expense amounts we incur for remediation of existing environmental contamination caused by past operations that do not benefit future periods by preventing or eliminating future contamination. We record liabilities for environmental matters when assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. Estimates of environmental liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other factors. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by government organizations. Our estimates are subject to revision in future periods based on actual costs or new information and are included in “Environmental liabilities” and “Other long-term liabilities” in our consolidated statements of financial position at their undiscounted amounts. We always have the potential of incurring additional costs in connection with environmental liabilities due to variations in any or all of the categories described above, including modified or revised requirements from regulatory agencies, in addition to fines and penalties, as well as expenditures associated with litigation and settlement of claims. We evaluate recoveries from insurance coverage separately from the liability and, when recovery is probable, we record and report an asset separately from the associated liability in our consolidated financial statements.

We recognize liabilities for other commitments and contingencies when, after fully analyzing the available information, we determine it is either probable that an asset has been impaired, or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. When a range of probable loss can be estimated, we accrue the most likely amount, or if no amount is more likely than another, we accrue the minimum of the range of probable loss. We expense legal costs associated with loss contingencies as such costs are incurred.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

We utilize both fixed and variable interest rate debt and are exposed to market risk resulting from the variable interest rates on our New Credit Facility. To the extent that we frequently issue and re-issue commercial paper at short-term interest rates and have amounts drawn under our New Credit Facility at floating rates of interest, our earnings and cash flows are exposed to changes in interest rates. This exposure is managed through periodically refinancing floating-rate bank debt with long-term fixed rate debt and through the use of interest rate derivative financial instruments including futures, forwards, swaps, options and other financial instruments with similar characteristics. We do not have any material exposure to movements in foreign exchange rates as virtually all of our revenues and expenses are denominated in USD. To the extent that a material foreign exchange exposure arises, we intend to hedge such exposure using derivative financial instruments.

The following table presents the principal cash flows and related weighted average interest rates by expected maturity dates along with the carrying values and fair values of our third-party debt obligations as of December 31, 2011 and 2010.

	December 31, 2011
	Average Interest Rate	Expected Maturity of Carrying Amounts by Fiscal Year								December 31, 2010
		2012	2013	2014	2015	2016	Thereafter	Total	Fair Value	Carrying Amount	Fair Value
Liabilities		(dollars in millions)
Fixed Rate:
First Mortgage Notes	9.150%	$—	$—	$—	$—	$—	$—	$—	$—	$31.0	$33.5
Senior Notes due 2012	7.900%	$100.0	$—	$—	$—	$—	$—	$100.0	$106.1	$100.0	$112.1
Senior Notes due 2013	4.750%	$—	$199.9	$—	$—	$—	$—	$199.9	$209.6	$199.9	$214.4
Senior Notes due 2014	5.350%	$—	$—	$200.0	$—	$—	$—	$200.0	$218.9	$200.0	$221.8
Senior Notes due 2016	5.875%	$—	$—	$—	$—	$299.9	$—	$299.9	$346.2	$299.8	$338.1
Senior Notes due 2018	7.000%	$—	$—	$—	$—	$—	$99.9	$99.9	$123.8	$99.9	$119.2
Senior Notes due 2018	6.500%	$—	$—	$—	$—	$—	$398.7	$398.7	$481.5	$398.5	$463.0
Senior Notes due 2019	9.875%	$—	$—	$—	$—	$—	$500.0	$500.0	$715.1	$499.9	$699.1
Senior Notes due 2020	5.200%	$—	$—	$—	$—	$—	$499.8	$499.8	$563.0	$499.8	$526.6
Senior Notes due 2021	4.200%	$—	$—	$—	$—	$—	$598.8	$598.8	$620.8	$—	$—
Senior Notes due 2028	7.125%	$—	$—	$—	$—	$—	$99.8	$99.8	$134.6	$99.8	$121.7
Senior Notes due 2033	5.950%	$—	$—	$—	$—	$—	$199.7	$199.7	$238.1	$199.7	$209.0
Senior Notes due 2034	6.300%	$—	$—	$—	$—	$—	$99.8	$99.8	$123.5	$99.8	$108.2
Senior Notes due 2038	7.500%	$—	$—	$—	$—	$—	$399.0	$399.0	$563.5	$398.9	$493.0
Senior Notes due 2040	5.500%	$—	$—	$—	$—	$—	$546.2	$546.2	$594.7	$398.5	$371.6
Junior subordinated notes due 2067	8.050%	$—	$—	$—	$—	$—	$399.6	$399.6	$435.5	$399.5	$408.5
Variable Rate:
Commercial Paper	0.400%	$—	$—	$—	$—	$275.0	$—	$275.0	$275.0	$884.9	$884.9

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

The table below provides information about our derivative financial instruments that we use to hedge the interest payments on our variable rate debt obligations that are sensitive to changes in interest rates and to lock in the interest rate on anticipated issuances of debt in the future. For interest rate swaps, the table presents notional amounts, the rates charged on the underlying notional amounts and weighted average interest rates paid by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2011.

Date of Maturity & Contract Type	Accounting Treatment	Notional	Average Fixed Rate(1)	Fair Value (2) December 31,
				2011	2010
		(dollars in millions)
Contracts maturing in 2013
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$800	3.24%	$(42.2)	$(51.8)
Interest Rate Swaps—Pay Fixed	Non-qualifying	$125	4.35%	$(6.8)	$(10.7)
Interest Rate Swaps—Pay Float	Non-qualifying	$125	4.75%	$7.5	$11.9

Contracts maturing in 2014
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$200	0.56%	$0.2	$—

Contracts maturing in 2015
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$300	2.43%	$(4.7)	$1.9

Contracts maturing in 2017
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$500	2.21%	$(5.8)	$—

Contracts settling prior to maturity
2011—Pre-issuance Hedges(3)	Cash Flow Hedge	$300	2.92%	$—	$23.4
2012—Pre-issuance Hedges	Cash Flow Hedge	$600	4.56%	$(123.7)	$(13.7)
2013—Pre-issuance Hedges	Cash Flow Hedge	$500	3.98%	$(63.1)	$(0.3)
2014—Pre-issuance Hedges	Cash Flow Hedge	$750	3.15%	$(23.4)	$—

(1)	Interest rate derivative contracts are based on the one-month or three-month London Inter-Bank Offered Rate, or LIBOR.

(2)

The fair value is determined from quoted market prices at December 31, 2011 and 2010, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $19.4 million of gains at December 31, 2011 and $0.5 million of gains at December 31, 2010.

(3)	Settled in connection with the issuance of our 2021 Notes.

The following table provides summarized information about the timing and estimated settlement amounts of our outstanding interest rate derivatives calculated based on implied forward rates in the yield curve at December 31, 2011 for each of the indicated calendar years:

	Notional Amount	2012	2013	2014	2015	2016	Thereafter	Total (1)
	(in millions)
Interest Rate Derivatives
Interest Rate Swaps:
Floating to Fixed	$1,925.0	$(25.8)	$(23.0)	$(6.2)	$(3.3)	$(1.0)	$—	$(59.3)
Fixed to Floating	$125.0	4.9	2.6	—	—	—	—	7.5
Pre-issuance hedges	$1,850.0	(123.7)	(63.1)	(23.4)	—	—	—	(210.2)

		$(144.6)	$(83.5)	$(29.6)	$(3.3)	$(1.0)	$—	$(262.0)

(1)	Fair values are presented in millions of dollars and exclude credit adjustments of approximately $19.4 million of gains at December 31, 2011.

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

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at December 31, 2011 and December 31, 2010.

	At December 31, 2011						At December 31, 2010
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
Portion of contracts maturing in 2012
Swaps
Receive variable/pay fixed	Natural Gas	3,011,992	$3.07	$5.76	$—	$(8.1)	$—	$(3.8)
	NGL	124,498	$43.45	$40.00	$0.4	$—	$—	$—
Receive fixed/pay variable	Natural Gas	4,890,720	$4.57	$3.12	$7.1	$—	$1.7	$(2.1)
	NGL	3,528,426	$54.30	$58.36	$6.3	$(20.6)	$8.0	$(7.6)
	Crude Oil	1,607,466	$89.39	$96.97	$3.5	$(15.6)	$—	$(10.7)
Receive variable/pay variable	Natural Gas	64,270,664	$3.16	$3.12	$2.8	$(0.8)	$1.0	$(0.8)
Physical Contracts
Receive variable/pay fixed	NGL	60,000	$70.17	$65.46	$0.3	$—	$—	$—
	Crude Oil	243,000	$98.88	$99.23	$0.2	$(0.3)	$—	$—
Receive fixed/pay variable	NGL	337,458	$81.28	$83.61	$0.3	$(1.0)	$—	$—
	Crude Oil	281,000	$97.19	$98.98	$0.1	$(0.6)	$—	$—
Receive variable/pay variable	Natural Gas	25,569,205	$3.17	$3.12	$1.2	$—	$0.6	$—
	NGL	5,354,492	$71.52	$70.58	$8.8	$(3.8)	$0.7	$—
	Crude Oil	1,247,728	$96.33	$96.64	$1.5	$(1.9)	$—	$—
Pay fixed	Power(4)	62,330	$31.94	$40.29	$—	$(0.5)	$—	$—
Portion of contracts maturing in 2013
Swaps
Receive variable/pay fixed	Natural Gas	93,066	$3.86	$5.19	$—	$(0.1)	$—	$—
Receive fixed/pay variable	Natural Gas	4,323,100	$5.16	$3.79	$5.9	$—	$3.3	$—
	NGL	1,176,010	$58.88	$65.97	$0.5	$(8.7)	$0.3	$(3.2)
	Crude Oil	1,086,605	$90.01	$95.78	$3.7	$(10.0)	$2.2	$(7.4)
Receive variable/pay variable	Natural Gas	31,070,000	$3.89	$3.87	$0.8	$(0.1)	$0.1	$(0.2)
Physical Contracts
Receive variable/pay variable	Natural Gas	8,632,582	$3.92	$3.86	$0.5	$—	$0.2	$—
	NGL	321,429	$57.08	$55.98	$0.4	$(0.1)	$—	$—
Pay fixed	Power (4)	42,924	$35.12	$42.82	$—	$(0.3)	$—	$—
Portion of contracts maturing in 2014
Swaps
Receive variable/pay fixed	Natural Gas	21,870	$4.29	$5.22	$—	$—	$—	$—
Receive fixed/pay variable	NGL	381,425	$77.58	$80.57	$0.8	$(1.9)	$—	$(1.1)
	Crude Oil	1,228,955	$94.27	$92.78	$4.9	$(3.14)	$—	$(2.8)
Receive variable/pay variable	Natural Gas	6,300,000	$4.34	$4.32	$0.1	$—	$—	$(0.1)
Physical Contracts
Receive variable/pay variable	Natural Gas	1,115,075	$4.44	$4.31	$0.1	$—	$—	$—
Pay fixed	Power (4)	58,608	$37.17	$46.58	$—	$(0.5)	$—	$—
Portion of contracts maturing in 2015
Swaps
Receive fixed/pay variable	NGL	109,500	$88.36	$83.02	$0.7	$(0.2)	$—	$(0.1)
	Crude Oil	865,415	$97.72	$91.05	$6.0	$(0.4)	$—	$(0.7)
Physical Contracts
Receive variable/pay variable	Natural Gas	1,115,075	$4.72	$4.60	$0.1	$—	$—	$—
Portion of contracts maturing in 2016
Swaps
Receive fixed/pay variable	Crude Oil	45,750	$99.31	$90.29	$0.4	$—	$—	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	745,420	$4.98	$4.85	$0.1	$—	$—	$—

(1)

Volumes of natural gas are measured in millions of British Thermal Units, or MMBtu, whereas volumes of NGL and crude oil are measured in barrels, or Bbl. Our power purchase agreements are measured in Megawatt hours, or MWh.

(2)	Weighted average prices received and paid are in $/MMBtu for natural gas, $/Bbl for NGL and crude oil and $/MWh for power.

(3)

The fair value is determined based on quoted market prices at December 31, 2011 and December 31, 2010, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $0.8 million of losses and $0.6 million of gains at December 31, 2011 and December 31, 2010, respectively.

(4)	For physical power, the receive price shown represents the index price used for valuation purposes.

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at December 31, 2011 and 2010.

	At December 31, 2011						At December 31, 2010
			Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)			Asset	Liability	Asset	Liability
Portion of option contracts maturing in 2012
Puts (purchased)	NGL	1,467,332	$43.16	$45.66	$7.3	$—	$3.9	$—
	Crude Oil	64,050	$99.00	$98.73	$0.7	$—	$—	$—
Portion of option contracts maturing in 2013
Puts (purchased)	Natural Gas	1,642,500	$4.18	$3.79	$1.2	$—	$—	$—
	NGL	183,250	$26.25	$25.13	$0.9	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.

(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.

(3)

The fair value is determined based on quoted market prices at December 31, 2011 and December 31, 2010, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $0.1 million of losses at December 31, 2011 and $0.1 million of losses at December 31, 2010.

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

Non-Qualified Hedges

Many of our derivative financial instruments qualify for hedge accounting treatment as set forth in the authoritative accounting guidance. However, we have transaction types associated with our commodity and interest rate derivative financial instruments where the hedge structure does not meet the requirements to apply hedge accounting. As a result, these derivative financial instruments do not qualify for hedge accounting and are referred to as non-qualifying. These non-qualifying derivative financial instruments are marked-to-market each period with the change in fair value, representing unrealized gains and losses, included in “Cost of natural gas,” “Operating revenue”, “Power” or “Interest expense” in our consolidated statements of income. These mark-to-market adjustments produce a degree of earnings volatility that can often be significant from period to period, but have no cash flow impact relative to changes in market prices. The cash flow impact occurs when the underlying physical transaction takes place in the future and the associated financial instrument contract settlement is made.

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

•

Natural Gas Forward Contracts—In our Marketing segment, we use forward contracts to sell natural gas to our customers. Historically, we have not considered these contracts to be derivatives under the NPNS exception allowed by authoritative accounting guidance. In 2010, we determined that a sub-group of physical natural gas sales contracts with terms allowing for economic net settlement did not qualify for the NPNS scope exception, and are being marked-to-market each period with the changes in fair value recorded in earnings. As a result, our operating income is subject to additional volatility associated with the changes in fair value of these contracts.

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

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net unrealized gains and losses associated with the changes in fair value of our derivative financial instruments:

	December 31,
	2011	2010	2009
	(in millions)
Liquids segment
Non-qualified hedges	$14.4	$(2.8)	$—
Natural Gas segment
Hedge ineffectiveness	(5.3)	3.5	(0.7)
Non-qualified hedges	21.1	0.9	(35.7)
Marketing
Non-qualified hedges	0.7	(6.7)	20.7

Commodity derivative fair value net gains (losses)	30.9	(5.1)	(15.7)
Corporate
Non-qualified interest rate hedges	(0.8)	(1.0)	0.5

Derivative fair value net gains (losses)	$30.1	$(6.1)	$(15.2)

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	December 31,
	2011	2010
	(in millions)
Other current assets	$20.2	$37.1
Other assets, net	13.0	5.0
Accounts payable and other	(166.2)	(79.2)
Other long-term liabilities	(121.5)	(67.1)

	$(254.5)	$(104.2)

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

We record the change in fair value of our highly effective cash flow hedges in AOCI until the derivative financial instruments are settled, at which time they are reclassified to earnings. Also included in AOCI are unrecognized losses of approximately $42.7 million associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated. These losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings. During the years ended December 31, 2011 and 2010, unrealized commodity hedge losses of $6.9 million and gains of $1.6 million, respectively, were de-designated as a result of the hedges no longer meeting hedge accounting criteria. We estimate that approximately $162.0 million, representing unrealized net losses from our cash flow hedging activities based on pricing and positions at December 31, 2011, will be reclassified from AOCI to earnings during the next 12 months.

In connection with our issuance of the 2021 Notes in September 2011, we paid $18.8 million to settle treasury locks we entered to hedge the interest payments on a portion of these obligations through the maturity date of the 2021 Notes. The settlement amount is being amortized from AOCI to “Interest expense” over the respective 10-year term of the 2021 Notes.

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

	December 31,
	2011	2010
	(in millions)
Counterparty Credit Quality*
AAA	$(0.2)	$—
AA	(98.4)	(48.7)
A	(160.7)	(61.3)
Lower than A	4.8	5.8

	$(254.5)	$(104.2)

*	As determined by nationally-recognized statistical ratings organizations.

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

At December 31, 2011, we were in an overall net liability position of $254.5 million, which included assets of $33.2 million. In the event that our credit ratings were to decline to the lowest level of investment grade, as determined by Standard & Poor’s and Moody’s, we would be required to provide additional amounts under our existing letters of credit to meet the requirements of our ISDA® agreements. For example, if our credit ratings had been at the lowest level of investment grade at December 31, 2011 we would have been required to provide additional letters of credit in the amount of $63.9 million.

At December 31, 2011 and 2010, we had credit concentrations in the following industry sectors, as presented below:

	December 31,
	2011	2010
	(in millions)
United States financial institutions and investment banking entities	$(163.6)	$(53.2)
Non-United States financial institutions	(88.7)	(46.8)
Other	(2.2)	(4.2)

	$(254.5)	$(104.2)

We are holding no cash collateral on our asset exposures, and we have provided letters of credit totaling $173.2 million and $7.3 million relating to our liability exposures pursuant to the margin thresholds in effect at December 31, 2011 and 2010, respectively, under our ISDA® agreements.

Item 8.    Financial Statements and Supplementary Data

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

Report of Independent Registered Public Accounting Firm

To the Partners of Enbridge Energy Partners, L.P.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, of comprehensive income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the control environment at and monitoring of the Partnership’s wholly owned trucking and NGL marketing subsidiary, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Partnership’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 13, 2012

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2011	2010	2009
	(in millions, except per unit amounts)
Operating revenue (Note 16)	$9,109.8	$7,736.1	$5,731.8
Operating expenses
Cost of natural gas (Notes 6 and 16)	7,100.1	5,963.3	4,180.8
Environmental costs, net of recoveries (Note 13)	(113.3)	600.8	2.4
Oil measurement adjustments (Notes 2 and 18)	(63.4)	5.6	1.3
Operating and administrative (Notes 2 and 13)	705.0	576.5	544.9
Power (Note 16)	144.8	141.1	128.1
Depreciation and amortization (Note 7)	339.8	311.2	257.7
Impairment charge	—	10.3	—

	8,113.0	7,608.8	5,115.2

Operating income	996.8	127.3	616.6
Interest expense (Notes 10 and 16)	320.6	274.8	228.6
Other income (expense) (Notes 13 and 20)	6.5	17.5	13.4

Income (loss) from continuing operations before income tax expense	682.7	(130.0)	401.4
Income tax expense (Note 17)	5.5	7.9	8.5

Income (loss) from continuing operations	677.2	(137.9)	392.9
Loss from discontinued operations, net of tax (Note 3)	—	—	(64.9)

Net income (loss)	677.2	(137.9)	328.0
Less: Net income attributable to noncontrolling interest (Note 12)	53.2	60.6	11.4

Net income (loss) attributable to general and limited partner ownership interest in Enbridge Energy Partners, L.P.	$624.0	$(198.5)	$316.6

Net income (loss) allocable to limited partner interests
Income (loss)from continuing operations	$520.5	$(260.1)	$324.4
Loss from discontinued operations	—	—	(63.6)

Net income (loss) allocable to limited partner interests	$520.5	$(260.1)	$260.8

Basic and diluted earnings per limited partner unit (Note 4)
Income (loss) from continuing operations	$1.99	$(1.09)	$1.40
Loss from discontinued operations	—	—	(0.28)

Net income (loss) per limited partner unit (basic and diluted) (Note 4)	$1.99	$(1.09)	$1.12

Weighted average limited partner units outstanding	262.3	239.1	232.9

Cash distributions paid per limited partner unit outstanding	$2.0925	$2.0240	$1.9800

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Net income (loss)	$677.2	$(137.9)	$328.0
Other comprehensive income (loss), net of tax expense (benefit) of $0.3, $(0.1), and $(0.6), respectively (Note 16)	(194.8)	(47.1)	(87.5)

Comprehensive income (loss)	482.4	(185.0)	240.5
Less: Comprehensive income attributable to noncontrolling interest (Note 12)	53.2	60.6	11.4

Comprehensive income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$429.2	$(245.6)	$229.1

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Cash provided by operating activities
Net income (loss)	$677.2	$(137.9)	$328.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (Note 7)	339.8	311.2	269.3
Derivative fair value net (gains) losses (Note 16)	(30.1)	6.1	15.2
Inventory market price adjustments (Note 6)	3.6	4.1	3.6
Environmental costs, net of recoveries (Note 13)	171.2	600.8	4.9
Loss on sale of net assets (Notes 3)	—	—	(1.6)
Impairment charge (Notes 3)	—	10.3	66.1
Other (Note 22)	20.5	9.7	7.2
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	(2.6)	(20.0)	(45.7)
Due from General Partner and affiliates	3.8	(9.1)	22.5
Accrued receivables	174.6	(231.2)	66.5
Inventory (Note 6)	37.5	(68.0)	(22.9)
Current and long-term other assets (Note 16)	(7.7)	(2.0)	(44.4)
Due to General Partner and affiliates (Note 12)	4.9	3.9	0.1
Accounts payable and other (Notes 5 and 16)	46.4	55.3	(2.3)
Environmental liabilities (Note 13)	(292.3)	(337.1)	(2.2)
Accrued purchases	(101.6)	161.1	47.5
Interest payable	9.6	15.0	11.3
Property and other taxes payable	9.6	8.7	6.0
Settlement of interest rate derivatives (Note 16)	(18.8)	(3.0)	(0.7)

Net cash provided by operating activities	1,045.6	377.9	728.4

Cash used in investing activities
Additions to property, plant and equipment (Note 7)	(1,096.6)	(716.2)	(1,292.1)
Changes in construction payables	51.4	12.6	(32.3)
Asset acquisitions	(46.6)	(713.3)	—
Proceeds from the sale of net assets (Note 3)	3.7	—	150.8
Other	(10.9)	(10.9)	—

Net cash used in investing activities	(1,099.0)	(1,427.8)	(1,173.6)

Cash provided by financing activities
Net proceeds from unit issuances (Note 11)	881.4	414.7	1.0
Distributions to partners (Note 11)	(565.7)	(481.6)	(395.0)
Repayments of long-term debt (Note 10)	(31.0)	(31.0)	(420.7)
Repayments to General Partner (Note 12)	(12.4)	(330.7)	—
Repayment of affiliate notes payable (Note 12)	—	—	(130.0)
Net proceeds from issuances of long-term debt (Note 10)	740.7	890.5	—
Net borrowings (repayments) under credit facility (Note 10)	—	(765.0)	598.2
Net commercial paper borrowings (repayments) (Note 10)	(609.8)	884.7	—
Borrowings from General Partner (Note 12)	7.0	408.4	269.7
Contribution from noncontrolling interest (Note 12)	3.3	102.3	329.7
Distributions to noncontrolling interest (Note 12)	(76.4)	(38.6)	—
Other	(5.7)	(2.5)	(4.0)

Net cash provided by financing activities	331.4	1,051.2	248.9

Net increase (decrease) in cash and cash equivalents	278.0	1.3	(196.3)
Cash and cash equivalents at beginning of year	144.9	143.6	339.9

Cash and cash equivalents at end of period	$422.9	$144.9	$143.6

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2011	2010
	(dollars in millions)
ASSETS
Current assets
Cash and cash equivalents (Note 5)	$422.9	$144.9
Receivables, trade and other, net of allowance for doubtful accounts of $1.5 in 2011 and $1.8 in 2010 (Note 13)	235.3	171.2
Due from General Partner and affiliates	23.3	27.1
Accrued receivables	507.9	683.7
Inventory (Note 6)	93.6	134.7
Other current assets (Note 16)	36.4	58.3

	1,319.4	1,219.9
Property, plant and equipment, net (Notes 7 and 20)	9,439.4	8,641.6
Goodwill (Note 8)	246.7	246.7
Intangibles, net (Note 9)	265.3	276.4
Other assets, net (Note 16)	99.3	56.4

	$11,370.1	$10,441.0

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Due to General Partner and affiliates	$55.0	$53.3
Accounts payable and other (Notes 5 and 16)	478.6	289.2
Environmental liabilities (Note 13)	172.1	227.0
Accrued purchases	503.2	596.4
Interest payable	69.9	60.3
Property and other taxes payable (Note 17)	59.4	49.1
Note payable to General Partner (Note 12)	12.0	11.6
Current maturities of long-term debt (Note 10)	100.0	31.0

	1,450.2	1,317.9
Long-term debt (Note 10)	4,816.1	4,778.9
Note payable to General Partner (Note 12)	330.0	335.8
Other long-term liabilities (Notes 13 and 16)	161.7	122.9

	6,758.0	6,555.5

Commitments and contingencies (Note 13)
Partners’ capital (Notes 11 and 12)
Class A common units (238,043,964 and 209,084,106 at December 31, 2011 and December 31, 2010, respectively)	3,386.7	2,641.0
Class B common units (7,825,500 at December 31, 2011 and December 31, 2010)	82.2	64.9
i-units (38,566,334 and 35,285,422 at December 31, 2011 and December 31, 2010, respectively)	728.6	579.1
General Partner	285.6	256.8
Accumulated other comprehensive income (loss) (Note 16)	(316.5)	(121.7)

Total Enbridge Energy Partners, L.P. partners’ capital	4,166.6	3,420.1
Noncontrolling interest (Note 12)	445.5	465.4

Total partners’ capital	4,612.1	3,885.5

	$11,370.1	$10,441.0

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	For the year ended December 31,
	2011		2010		2009
	Units	Amount	Units	Amount	Units	Amount
	(in millions, except unit amounts)
Class A common units:
Beginning balance	209,084,106	$2,641.0	194,886,704	$2,884.9	152,177,668	$2,104.0
Net income (loss) allocation	—	430.5	—	(215.4)	—	177.9
Allocation of proceeds and issuance costs from unit issuances	28,959,858	769.5	14,197,402	367.5	42,490	1.3
Conversion of Class C units to Class A common units	—	—	—	—	42,666,546	924.2
Distributions	—	(454.3)	—	(396.0)	—	(322.5)

Ending balance	238,043,964	3,386.7	209,084,106	2,641.0	194,886,704	2,884.9

Class B common units:
Beginning balance	7,825,500	64.9	7,825,500	78.6	7,825,500	85.0
Net income (loss) allocation	—	15.6	—	(8.0)	—	9.1
Allocation of proceeds and issuance costs from unit issuances	—	18.1	—	10.1	—	—
Distributions	—	(16.4)	—	(15.8)	—	(15.5)

Ending balance	7,825,500	82.2	7,825,500	64.9	7,825,500	78.6

Class C units:
Beginning balance	—	—	—	—	39,377,936	886.5
Net income (loss) allocation	—	—	—	—	—	37.7
Conversion of Class C units to Class A common units	—	—	—	—	(42,666,546)	(924.2)
Cash payment for settlement of fractional Class C units	—	—	—	—	(4)	—
Distributions	—	—	—	—	3,288,614	—

Ending balance	—	—	—	—	—	—

i-units:
Beginning balance	35,285,422	579.1	32,777,734	588.8	29,526,110	553.8
Net income (loss) allocation	—	72.3	—	(38.2)	—	35.0
Allocation of proceeds and issuance costs from unit issuances	860,684	77.2		28.5	—	—
Distributions	2,420,228	—	2,507,688	—	3,251,624	—

Ending balance	38,566,334	728.6	35,285,422	579.1	32,777,734	588.8

General Partner:
Beginning balance		256.8		251.1		84.7
Net income (loss) allocation		105.6		63.1		56.9
General Partner contribution		18.2		12.4		166.5
Distributions		(95.0)		(69.8)		(57.0)

Ending balance		285.6		256.8		251.1

Accumulated other comprehensive income:
Beginning balance		(121.7)		(74.6)		12.9
Net realized (gains) losses on changes in fair value of derivative financial instruments reclassified to earnings		86.8		28.6		(37.6)
Unrealized net loss on derivative financial instruments		(281.6)		(75.7)		(49.9)

Ending balance		(316.5)		(121.7)		(74.6)

Total Enbridge Energy Partners, L.P. partners’ capital at December 31,		4,166.6		3,420.1		3,728.8

Noncontrolling interest:
Beginning balance		465.4		341.1		—
Capital contributions		3.3		102.3		329.7
Comprehensive income:
Net income allocation		53.2		60.6		11.4
Distributions		(76.4)		(38.6)		—

Ending balance		445.5		465.4		341.1

Total partners’ capital at December 31,		$4,612.1		$3,885.5		$4,069.9

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF OPERATIONS

General

Enbridge Energy Partners, L.P., together with its consolidated subsidiaries, which are referred to herein as “we,” “us,” “our,” and the “Partnership,” is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets, along with natural gas gathering, treating, processing, transmission and marketing assets in the United States of America. Our Class A common units are traded on the New York Stock Exchange, or NYSE, under the symbol “EEP.”

We were formed in 1991 by Enbridge Energy Company, Inc., our General Partner, which is an indirect, wholly-owned subsidiary of Enbridge Inc., a leading energy transportation and distribution company located in Calgary, Alberta, Canada, which we refer to as Enbridge. We were formed to acquire, own and operate the crude oil and liquid petroleum transportation assets of Enbridge Energy, Limited Partnership, or the OLP, which owns the United States portion of a crude oil and liquid petroleum pipeline system extending from western Canada through the upper and lower Great Lakes region of the United States to eastern Canada.

We are a geographically and operationally diversified organization, providing crude oil gathering, transportation and storage services, and natural gas gathering, treating, processing, marketing and transportation services in the Gulf Coast and Mid-Continent regions of the United States. We hold our assets in a series of limited liability companies and limited partnerships that we own either directly or indirectly.

Our capital accounts consist of general partner interests and limited partner interests. Our limited partner interests include Class A and Class B common units and i-units, which we collectively refer to as the limited partner units. In October 2009, all of our then outstanding Class C units were converted on a one-for-one basis into Class A common units. At December 31, 2011 and 2010, our ownership interests were distributed as follows:

	2011	2010
Class A common units owned by the public	66.0%	63.2%
Class A common units owned by our General Partner	16.0%	18.1%
Class B common units owned by our General Partner	2.7%	3.0%
i-units owned by Enbridge Management(1)	13.3%	13.7%
General Partner interest	2.0%	2.0%

	100.0%	100.0%

(1)	At December 31,2011 and 2010, our General Partner owned 16.8% and 17.2%, respectively, of Enbridge Management, which owns all of our i-units.

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

Enbridge Inc.

Enbridge is the indirect parent of our General Partner and its common shares are publicly traded on the NYSE in the United States and the Toronto Stock Exchange in Canada under the symbol “ENB.” Enbridge is a leader in energy transportation and distribution in North America, with a focus on crude oil and liquids pipelines, natural gas pipelines and natural gas distribution. At December 31, 2011 and 2010, Enbridge and its consolidated subsidiaries held an effective 23.0 percent and 25.5 percent ownership interest in us, respectively, through its ownership in Enbridge Management and our General Partner.

Business Segments

We conduct our business through three operating segments: Liquids, Natural Gas and Marketing.

Liquids

Our Liquids segment includes the Lakehead, North Dakota and the Mid-Continent crude oil systems. Our Lakehead system consists of a series of interstate common carrier crude oil and liquid petroleum pipelines that are regulated by the Federal Energy Regulatory Commission, the FERC, and storage assets, all of which are located in the Great Lakes and Midwest regions of the United States. Our Lakehead system, together with the Enbridge system in Canada owned by Enbridge, forms the longest liquid petroleum pipeline in the world. The Lakehead system, which spans approximately 1,900 miles and includes approximately 5,100 miles of pipe, has been in operation for more than 60 years and is the primary transporter of crude oil and liquid petroleum from western Canada to the United States. The Lakehead system serves all the major refining centers in the Great Lakes and Midwest regions of the United States and the province of Ontario, Canada. Our North Dakota system includes approximately 240 miles of crude oil gathering lines with proximity to the Bakken formation of the Williston Basin, which are connected to an interstate transportation line that is approximately 730 miles long and is regulated by the FERC. The North Dakota system connects directly into the Lakehead system in the state of Minnesota. Our Mid-Continent system consists of over 430 miles of active crude oil pipelines, including the FERC-regulated Ozark pipeline and approximately 17.6 million barrels of storage capacity, which serve refineries in the United States Mid-Continent region from Cushing, Oklahoma.

Natural Gas

Our Natural Gas segment consists of natural gas gathering and transmission pipelines, treating and processing plants and related facilities, predominantly located in active producing basins in east and north Texas, as well as the Texas panhandle and western Oklahoma. At December 31, 2011, our Natural Gas segment, including the Elk City Natural Gas Gathering and Processing system, referred to as the Elk City system, which we acquired in September 2010, is comprised of 9 natural gas treating plants and 25 natural gas processing plants, excluding plants that are inactive and including plants we temporarily idle from time to time based on current volumes. In addition, our Natural Gas segment includes approximately 11,500 miles of natural gas gathering and transmission pipelines, as well as trucks, trailers and rail cars used for transporting natural gas liquids, or NGLs, crude oil and carbon dioxide. For a discussion of our Elk City system, see Note 3. Acquisitions and Dispositions.

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

We have presented the operating results of the natural gas pipeline assets we sold in November 2009 as “Discontinued operations” in our consolidated statements of income for the year ended December 31, 2009.

Comparative Amounts

We have made reclassifications to the amounts reported in our consolidated statement of financial position, consolidated statements of cash flows, and consolidated statements of income as of December 31, 2009 to conform to our current year presentation. We reclassified $4.9 million from “Other” to “Environmental costs” in our consolidated statements of cash flows for the year ended December 31, 2009. In 2009, we also reclassified

$2.2 million and $7.3 million from “Accounts payable and other” to “Environmental liabilities” in our consolidated statements of cash flows and consolidated statements of financial position, respectfully. Additionally, we made reclassifications of $2.4 million from “Operating and administrative” to “Environmental costs, net of recoveries” in our consolidated statements of income for the year ended December 31, 2009.

Further, we have made reclassifications to the amounts reported in our consolidated statements of income of $5.6 million and $1.3 million, for oil measurement losses from “Operating and administrative” to “Oil measurement adjustments” for the years ended December 31, 2010 and 2009, respectfully.

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

Other Arrangements

We also use other types of arrangements to derive revenues for our Natural Gas business. These arrangements expose us to commodity price risk, which we substantially mitigate with offsetting physical purchases and sales of natural gas, NGLs, and condensate, and by the use of derivative financial instruments to hedge open positions in these commodities. We hedge a significant amount of our exposure to commodity price risk with the objective of maintaining stable cash flows. We provide additional information in Note 16. Derivative Financial Instruments and Hedging Activities about the derivative activities we use to mitigate our exposure to commodity price risk.

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

Estimation of Revenue and Cost of Natural Gas

For our natural gas and marketing businesses, we must estimate our current month revenue and cost of gas to permit the timely preparation of our consolidated financial statements. We generally cannot compile actual billing information nor obtain actual vendor invoices within a timeframe that would permit the recording of this actual data prior to our preparation of the consolidated financial statements. As a result, we record an estimate each month for our operating revenues and cost of natural gas based on the best available volume and price data for natural gas delivered and received, along with a true-up of the prior month’s estimate to equal the prior month’s actual data. As a result, there is one month of estimated data recorded in our operating revenues and cost of natural gas for each of the years ended December 31, 2011, 2010 and 2009. We believe that the assumptions underlying these estimates are not significantly different from the actual amounts due to the routine nature of these estimates and the stability of our processes.

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

•	Revaluation, which are a function of crude oil prices, the level of our carriers’ inventory and the inventory positions of customers.

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

Assessment of Recoverability of Intangibles

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

We utilize a mid-market pricing convention, or the “market approach,” for valuation as a practical expedient for assigning fair value to our derivative assets and liabilities. Our assets are adjusted for the non-performance risk of our counterparties using their current credit default swap spread rates. Likewise, in the case of our liabilities, our nonperformance risk is considered in the valuation, and is also adjusted using a credit adjustment model incorporating inputs such as credit default swap rates, bond spreads, and default probabilities. We present the fair value of our derivative contracts net of cash paid or received pursuant to collateral agreements on a net-by-counterparty basis in our consolidated statements of financial position when we believe a legal right of setoff exists under an enforceable master netting agreement. Our credit exposure for over-the-counter derivatives is directly with our counterparty and continues until the maturity or termination of the contracts. As appropriate, valuations are adjusted for various factors such as credit and liquidity considerations.

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

Derivative Financial Instruments

Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations and fluctuations in commodity prices of natural gas, NGLs, condensate, crude oil and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL sales and the corresponding cost of natural gas we purchase for processing. In order to manage the risks to unitholders, we use a variety of derivative financial instruments including futures, forwards, swaps, options and other financial instruments with similar characteristics to create offsetting positions to specific commodity or interest rate exposures. We do not have any material exposure to movements in foreign exchange rates as virtually all of our revenues and expenses are denominated in United States dollars. To the extent that a material foreign exchange exposure arises, we intend to hedge such exposure using derivative financial instruments. In accordance with the authoritative accounting guidance, we record all derivative financial instruments to our consolidated statements of financial position at fair market value. We record the fair market value of our derivative financial instruments in the consolidated statements of financial position as current and long-term assets or liabilities on a net basis by counterparty. Derivative balances are shown net of cash collateral received or posted where master netting agreements exist. For those instruments that qualify for hedge accounting under authoritative accounting guidance, the accounting treatment is dependent on the intended use and designation of each instrument. We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

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

Price assumptions we use to value our non-qualifying derivative financial instruments can affect net income for each period. We use published market price information where available, or quotations from OTC market makers to find executable bids and offers. The valuations also reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions, including credit risk of our counterparties. The amounts reported in our consolidated financial statements change quarterly as these valuations are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

At inception, we formally document the relationship between the hedging instrument and the hedged item, the risk management objective, and the method used for assessing and testing correlation and hedge effectiveness. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. Furthermore, we regularly assess the creditworthiness of our counterparties to manage against the risk of default. If we determine that a derivative is no longer highly effective as a hedge, we discontinue hedge accounting prospectively by including changes in the fair value of the derivative in current earnings.

We record the changes in fair value of derivative financial instruments designated and qualifying as effective cash flow hedges as a component of “Accumulated other comprehensive income” until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a cash flow hedge’s change in fair market value is recognized immediately in earnings.

Our earnings are also affected by use of the mark-to-market method of accounting as required under GAAP for derivative financial instruments that do not qualify for hedge accounting. We use derivative financial instruments such as basis swaps and other similar derivative financial instruments to economically hedge market price risks associated with inventories, firm commitments and certain anticipated transactions. However, these derivative financial instruments do not qualify for hedge accounting treatment under authoritative accounting guidance, and as a result we record changes in the fair value of these instruments on the statement of financial position and through earnings rather than deferring them until the firm commitment or anticipated transactions affect earnings. The use of mark-to-market accounting for derivative financial instruments can cause non-cash earnings volatility resulting from changes in the underlying indices, primarily commodity prices.

Commitments, Contingencies and Environmental Liabilities

We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to past or current operations. We expense amounts we incur for remediation of existing environmental contamination caused by past operations that do not benefit future periods by preventing or eliminating future contamination. We record liabilities for environmental matters when assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. Estimates of environmental liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other factors. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by government organizations. Our estimates are subject to revision in future periods based on actual costs or new information and are included in “Environmental liabilities” and “Other long-term liabilities” in our consolidated statements of financial position at their undiscounted amounts. We always have the potential of incurring additional costs in connection with environmental liabilities due to variations in any or all of the categories described above, including modified or revised requirements from regulatory agencies in addition to fines and penalties as well as expenditures associated with litigation and settlement of claims. We evaluate recoveries from insurance coverage separately from the liability and, when recovery is probable, we record and report an asset separately from the associated liability in our consolidated financial statements.

We recognize liabilities for other commitments and contingencies when, after fully analyzing the available information, we determine it is either probable that an asset has been impaired, or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. When a range of probable loss can be estimated, we accrue the most likely amount, or if no amount is more likely than another, we accrue the minimum of the range of probable loss. We expense legal costs associated with loss contingencies as such costs are incurred.

Asset Retirement Obligations

Legal obligations exist for a minority of our onshore right-of-way agreements due to requirements or landowner options that compel us to remove the pipe at final abandonment. Sufficient data exists with certain pipeline systems to reasonably estimate the cost of abandoning or retiring a pipeline system. However, in some cases, there is insufficient information to reasonably determine the timing and/or method of settlement for estimating the fair value of the asset retirement obligation. In these cases, the asset retirement obligation cost is considered indeterminate because there is no data or information that can be derived from past practice, industry practice, our intentions or the estimated economic life of the asset. Useful lives of most pipeline systems are primarily derived from available supply resources and ultimate consumption of those resources by end users. Variables can affect the remaining lives of the assets which preclude us from making a reasonable estimate of the asset retirement obligation. Indeterminate asset retirement obligation costs will be recognized in the period in which sufficient information exists to allow us to reasonably estimate potential settlement dates and methods.

We record a liability for the fair value of asset retirement obligations and conditional asset retirement obligations that we can reasonably estimate, on a discounted basis. We collectively refer to asset retirement obligations and conditional asset retirement obligations as ARO. Typically, we record an ARO at the time the assets are installed or acquired, if a reasonable estimate of fair value can be made. In connection with establishing an ARO, we capitalize the costs as part of the carrying value of the related assets. We recognize an ongoing expense for the interest component of the liability as part of depreciation expense resulting from changes in the value of the ARO due to the passage of time. We depreciate the initial capitalized costs over the useful lives of the related assets. We extinguish the liabilities for an ARO when assets are taken out of service or otherwise abandoned.

We recorded an additional ARO of $0.4 million for the year ended 2010, when we removed from service the West Tulsa pipeline on our Mid-Continent system. For the years ended December 31, 2011 and December 31, 2009, no additional AROs were recorded. We recorded accretion expense of $0.1 million, $0.5 million and $0.3 million, respectively, in our consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 for previously recorded asset retirement obligation liabilities.

We do not have any assets that are legally restricted for purposes of settling our ARO at December 31, 2011 and 2010. The following is a reconciliation of the beginning and ending aggregate carrying amount of our ARO liabilities for each of the years ended December 31, 2011 and 2010:

	2011	2010
	(in millions)
Balance at beginning of period	$2.8	$1.6
Additions(1)	—	0.7
Accretion expense	0.1	0.5

Balance at end of period	$2.9	$2.8

(1)	Represents revaluations made to existing AROs for the year ended 2010.

3.    ACQUISITIONS AND DISPOSITIONS

The acquisitions and dispositions presented below include only transactions with unrelated third-parties. We also executed transactions with related parties, which we discuss in Note 12. Related Party Transactions. We accounted for each of our completed acquisitions using the acquisition method and recorded the identifiable assets acquired and liabilities assumed at their acquisition-date fair values. We have included the results of operations from each of these acquisitions in our operating results from the acquisition date.

2011 Acquisitions

In May 2011, we acquired natural gas pipeline assets for a final purchase price of $26.7 million in cash that are complementary to our existing East Texas system assets and planned expansion into the South Haynesville area.

2010 Acquisitions

Elk City System Acquisition

On September 16, 2010, we acquired 100 percent ownership of the entities that comprise the Elk City system for $686.1 million in cash, including amounts for working capital. The Elk City system extends from southwestern Oklahoma to Hemphill County in the Texas Panhandle. The Elk City system consists of approximately 800 miles of natural gas gathering and transportation pipelines, one carbon dioxide treating plant and three cryogenic processing plants with a total capacity of 370 million cubic feet per day, or MMcf/d, and a combined current natural gas liquid production capability of 20,000 barrels per day. The acquisition of the Elk City system complements our existing Anadarko natural gas system by providing additional processing capacity and expansion capability. We used the net proceeds from the $400.0 million September 2010 issuance and sale of our 5.50% senior notes due September 15, 2040 to pay for a portion of the acquisition and funded the remaining amount with short-term borrowings of commercial paper, which we subsequently repaid with proceeds from our November 2010 equity issuance. The results of operations of the Elk City system have been included in our consolidated financial statements within our Natural Gas segment from the September 16, 2010 acquisition date. The Elk City system acquisition did not significantly impact the operating results of our Natural Gas business for the year ended December 31, 2010.

The following table presents our allocation of the final purchase price to the assets acquired and the liabilities assumed, based on their fair values:

(in millions)
Other current assets	$3.9
Property, plant and equipment, net	489.5
Intangibles	189.2
Other assets	4.7

Total assets acquired	687.3
Other long-term liabilities	1.2

Net assets acquired	$686.1

Other 2010 Acquisitions

In June 2010, we acquired natural gas pipeline assets for $16.9 million in cash that are complementary to our existing East Texas system assets and planned expansion into the South Haynesville area. In October 2010, we acquired a common carrier trucking company for $10.3 million in cash that expanded our existing trucking fleet in order to accommodate the growing supply needs of our United States Gulf Coast customers. Both acquisitions were allocated to “Property, plant and equipment” and “Intangibles” in our consolidated statement of financial position at fair value.

2009 Disposition

Natural Gas Pipeline Disposition

In November 2009, we sold non-core natural gas pipeline assets located predominantly outside of Texas for cash totaling approximately $150.8 million, excluding any subsequent settlement for working capital as provided in the sale agreement. The natural gas pipeline assets we sold include primarily intrastate and interstate natural gas transmission systems and related facilities, which serve onshore and offshore markets in the southeastern United States and along the Gulf Coast. The natural gas pipeline assets include over 1,400 miles of pipeline with diameters ranging from 2 to 30 inches. The areas in which the natural gas pipeline assets operate were not strategic to the ongoing central operations of our core Natural Gas segment assets.

We have presented the operating results through October 31, 2009 of the natural gas pipeline assets we sold and additional costs we incurred related to the divestiture of these assets through December 31, 2009, as “Loss from discontinued operations” in our consolidated statements of income. Also included in “Loss from discontinued operations” for the year ended December 31, 2009 is a charge for $66.1 million we recorded as an impairment to reduce the carrying value of the assets to our estimate of the fair value of these assets, partially offset by a $1.6 million reduction to this amount we realized upon completion of the sale.

The following table presents the operating results of the discontinued operations of our natural gas pipeline assets that we derived from historical financial information and have segregated from our continuing operations in our consolidated statements of income:

For the year ended December 31, 2009
(in millions)
Operating revenue	$173.6

Operating expenses
Cost of natural gas	143.3
Operating and administrative	19.1
Depreciation and amortization	11.6

174.0

Operating loss	(0.4)
Interest Expense	—
Other expense	(64.5)

Loss from discontinued operations	$(64.9)

4.    NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST

In February 2011, the board of directors of Enbridge Energy Management, L.L.C., or Enbridge Management, as delegate of our General Partner, approved a split of our units, which was effected by a distribution on April 21, 2011 of one common unit for each common unit outstanding and one i-unit for each i-unit outstanding to unitholders of record on April 7, 2011. As a result of this unit split, we have retrospectively restated the computation of our “Net income per limited partner unit (basic and diluted)” in the table below and restated the number of units in our consolidated statements of financial position to present the prior year amounts on a split-adjusted basis. Additionally, the formula for distributing available cash among our General Partner and limited partners was revised to reflect this unit split, as set forth in our partnership agreement, as amended, and is presented below.

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

We determined basic and diluted net income (loss) per limited partner unit as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions, except per unit amounts)
Net income (loss)	$677.2	$(137.9)	$328.0
Less: Net income (loss) attributable to noncontrolling interest	53.2	60.6	11.4

Net income (loss) attributable to general and limited partner interests in Enbridge Energy Partners, L.P.	624.0	(198.5)	316.6
Less: Net income (loss) from discontinued operations	—	—	(64.9)

Net income (loss) from continuing operations attributable to general and limited partner interests in Enbridge Energy Partners, L.P.	624.0	(198.5)	381.5
Less distributions paid:
Incentive distributions to our General Partner	(92.9)	(66.9)	(50.4)
Distributed earnings allocated to our General Partner	(11.6)	(10.1)	(9.5)

Total distributed earnings to our General Partner	(104.5)	(77.0)	(59.9)
Total distributed earnings to our limited partners	(568.3)	(493.1)	(462.6)

Total distributed earnings	(672.8)	(570.1)	(522.5)

Overdistributed earnings	$(48.8)	$(768.6)	$(141.0)

Weighted average limited partner units outstanding	262.3	239.1	232.9

Basic and diluted earnings per unit:
Distributed earnings per limited partner unit(1)	$2.17	$2.06	$1.99
Overdistributed earnings per limited partner unit(2)	(0.18)	(3.15)	(0.59)

Net income (loss) from continuing operations attributable to our limited partner interests per limited partner unit	1.99	(1.09)	1.40
Net income (loss) from discontinued operations attributable to our limited partner interests per limited partner unit	—	—	(0.28)

Net income (loss) per limited partner unit (basic and diluted)	$1.99	$(1.09)	$1.12

(1)	Represents the total distributed earnings to limited partners divided by the weighted average number of limited partner interests outstanding for the period.

(2)

Represents the limited partners’ share (98 percent) of distributions in excess of earnings divided by the weighted average number of limited partner interests outstanding for the period and under distributed earnings allocated to the limited partners based on the distribution waterfall that is outlined in our partnership agreement.

5.    CASH AND CASH EQUIVALENTS

Obligations for which we have made payments that have not yet been presented to the financial institution totaling approximately $30.8 million at December 31, 2011 and $28.9 million at December 31, 2010 are included in “Accounts payable and other” on our consolidated statements of financial position.

6.    INVENTORY

Our inventory is comprised of the following:

	December 31,
	2011	2010
	(in millions)
Materials and supplies	$2.2	$6.3
Crude oil inventory	10.7	8.1
Natural gas and NGL inventory	80.7	120.3

	$93.6	$134.7

The “Cost of natural gas” on our consolidated statements of income includes charges totaling $3.6 million, $4.1 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, that we recorded to reduce the cost basis of our inventory of natural gas and natural gas liquids, or NGLs, to reflect the current market value.

7.    PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment is comprised of the following:

	Depreciation Rates	December 31,
		2011	2010
		(in millions)
Land	—	$36.7	$35.7
Rights-of-way	2.08% - 6.41%	564.4	510.9
Pipelines	0.29% - 6.70%	6,268.1	5,981.6
Pumping equipment, buildings and tanks	1.48% - 11.11%	1,432.1	1,306.9
Compressors, meters and other operating equipment	1.80% - 20.00%	1,564.2	1,477.8
Vehicles, office furniture and equipment	1.40% - 33.33%	211.8	201.6
Processing and treating plants	2.21% - 4.00%	520.2	438.3
Construction in progress	—	874.3	401.9

Total property, plant and equipment		11,471.8	10,354.7
Accumulated depreciation		(2,032.4)	(1,713.1)

Property, plant and equipment, net		$9,439.4	$8,641.6

Based on our own internal study, with consideration of a third-party consultant’s report, revised depreciation rates for our Anadarko, North Texas and East Texas natural gas systems were implemented effective July 1, 2011. The average remaining service life of these natural gas systems was extended from 29 years to 36 years. The predominant factor contributing to the change in service lives was an increase in the estimated remaining reserves in the regions our natural gas systems serve, due to enhancements in fracturing technologies which will allow producers to have greater access to unconventional gas. The new remaining service lives will result in an approximately $34 million annual reduction in depreciation expense in future years, with a reduction of $17 million for the year ended December 31, 2011.

In September 2010, our West Tulsa crude oil pipeline was removed from service and as a result we recognized a $10.3 million impairment charge to reduce the carrying amount of the asset to zero.

8.    GOODWILL

In November 2009, we sold non-core natural gas pipeline assets to an unrelated third party. In connection with the sale, we disposed of $9.8 million of goodwill associated with those operations, which we had previously impaired. For each of the years ended December 31, 2011, 2010 and 2009, the carrying amount of goodwill was $246.7 million consisting of $226.3 million and $20.4 million related to our natural gas and marketing businesses, respectively.

We test our goodwill for impairment annually primarily by using a discounted cash flow analysis. In addition, we also consider overall market capitalization of our business, cash flow measurement data and other factors. We completed our annual goodwill impairment test using amounts as of June 30, 2011, which did not indicate the existence of impairment to goodwill associated with any of our reporting units. Even if our estimate for the fair value of our assets had been reduced by ten percent in our June 30, 2011 impairment testing, no impairment charge would have resulted. The critical assumptions used in our analysis included the following:

1)	A weighted average cost of capital from 8% to 9%;

2)	An annual growth rate for our Natural gas and Marketing businesses of approximately 1.0% to 3.0%;

3)	A capital structure consisting of approximately 40% debt and 60% equity; and

4)	A long-term commodity price forecast using recent pricing information.

We did not identify or recognize any impairments to goodwill in connection with our annual testing of goodwill for impairment during the years ended December 31, 2011, 2010 and 2009. We have not observed any further events or circumstances subsequent to our analysis that would, more likely than not, reduce the fair value of our reporting units below the carrying amounts as of December 31, 2011.

9.    INTANGIBLES

The following table provides the gross carrying value, accumulated amortization and activity affecting amounts comprising each of our major classes of intangible assets.

	Gross Carrying Amount			Accumulated Amortization
	Natural Gas Intangibles	Other	Intangible Assets, Gross	Natural Gas Intangibles	Other	Accumulated Amortization Gross	Intangible Assets, Net
	(in millions)
December 31, 2009	$96.1	$11.4	$107.5	$(22.9)	$(1.7)	$(24.6)	$82.9
Additions	194.9	4.7	199.6	—	—	—	199.6
Amortization	—		—	(5.6)	(0.5)	(6.1)	(6.1)

December 31, 2010	291.0	16.1	307.1	(28.5)	(2.2)	(30.7)	276.4

Additions	—	0.2	0.2	—	—	—	0.2
Amortization	—	—	—	(10.8)	(0.5)	(11.3)	(11.3)

December 31, 2011	$291.0	$16.3	$307.3	$(39.3)	$(2.7)	$(42.0)	$265.3

Natural gas intangibles include customer contracts and natural gas supply opportunities. Our customer contracts are comprised entirely of natural gas purchase and sale agreements associated with our Natural Gas and Marketing segments. We amortize our customer contracts on a straight-line basis over the weighted average useful life of the underlying reserves at the time of acquisition, which approximate 25 years.

We obtained a portion of the natural gas supply opportunities in conjunction with the 2003 North Texas system acquisition. We obtained an additional $189.2 million of natural gas supply opportunities in connection with our September 2010 acquisition of the Elk City system. The value of these intangible assets is derived from growth opportunities present in the Barnett Shale producing zone of North Texas and the Granite Wash reservoir of the Anadarko basin in western Oklahoma and the Texas Panhandle. The natural gas supply opportunities relate entirely to our Natural Gas segment. We are amortizing the natural gas supply opportunities on a straight line basis over the weighted average estimated useful life of the underlying reserves at the time of the acquisition, which approximate 25 to 30 years.

Our other intangible assets are comprised of contributions we made in aid of construction for our Natural Gas and Liquids businesses. We made contributions to third parties for construction of electrical infrastructure to provide utility services for our Lakehead system and for interconnections between our natural gas systems and third-party pipelines and the related measurement equipment. In connection with our October 2010 acquisition of a common carrier trucking company, we recognized $4.4 million of additional intangibles related to workforce contracts and customer relationships. We amortize our workforce contracts on a straight line basis over 3 years. We amortize customer relationships over the weighted average estimated useful life of the underlying reserves, which approximate 10 years.

In connection with our November 2009 sale of natural gas pipeline assets, we disposed of $1.6 million of intangibles associated with these operations, which we had previously impaired, primarily representing the value of customer contracts.

We estimate the aggregate amortization expense associated with our intangibles for each of the five succeeding years through December 31, 2016 to approximate $11.3 million per year.

10.    DEBT

The following table presents the primary components of our outstanding indebtedness with third parties and the weighted average interest rates associated with each component at the end of each period presented, before the effect of our interest rate hedging activities as discussed in, Note 16. Derivative Financial Instruments and Hedging Activities. Our indebtedness with related parties is discussed in Note 12. Related Party Transactions.

	December 31,
		2011		2010
	Maturity	Rate	Dollars	Rate	Dollars
	(in millions)
First Mortgage Notes	2011	9.15%	$—	9.15%	$31.0
Commercial Paper(1)	2016	0.44%	275.0	0.44%	884.9
Senior Notes	2012-2040	6.23%	4,241.5	6.61%	3,494.5
Junior Subordinated Notes	2067	8.05%	399.6	8.05%	399.5

			4,916.1		4,809.9
Current maturities and short-term debt			(100.0)		(31.0)

Long-term debt			$4,816.1		$4,778.9

(1)	Individual issuances of commercial paper generally mature in 90 days or less, but are supported by our New Credit Facility and are therefore considered long-term debt.

First Mortgage Notes

The First Mortgage Notes, or the Notes, were collateralized by a first mortgage lien on substantially all of the property, plant and equipment of the OLP, and were due and payable in equal annual installments of $31.0 million until their maturity. The Notes reached maturity and were repaid in full on December 15, 2011, at which time the related liens were released.

Credit Facility

In September 2011, we entered into a new credit agreement with a syndicate of lenders, of which Bank of America is administrative agent, and the lenders party thereto, which we refer to as the New Credit Facility. The new agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to, at any one time outstanding, $2 billion, a letter of credit subfacility and a swing line subfacility with a maturity date of September 26, 2016.

The New Credit Facility replaces the previously existing credit facilities of $1,167.5 million and $600 million with Bank of America and Royal Bank of Canada, respectively.

Effective September 30, 2011, our New Credit Facility was amended to further modify the definition of Consolidated Earnings Before Income Taxes Depreciation and Amortization, or Consolidated EBITDA, as set forth in the terms of our New Credit Facility, to increase from $550 million to $650 million, the aggregate amount of the costs associated with the crude oil releases on Lines 6A and 6B that are excluded from the computation of Consolidated EBITDA. Specifically, the costs allowed to be excluded from Consolidated EBITDA are those for emergency response, environmental remediation, cleanup activities, costs to repair the pipelines, inspection costs, potential claims by third parties and lost revenue. At December 31, 2011, we were in compliance with the terms of our financial covenants.

The amounts we may borrow under the terms of our New Credit Facility are reduced by the face amount of our letters of credit outstanding. Our current policy is to maintain availability at any time under our New Credit Facility amounts that are at least equal to the amount of commercial paper that we have outstanding at such time. Taking that policy into account, at December 31, 2011, we could borrow $1,551.2 million under the terms of our New Credit Facility, determined as follows:

(in millions)
Total credit available under New Credit Facility	$2,000.0
Less: Amounts outstanding under New Credit Facility	—
Principal amount of commercial paper outstanding	275.0
Letters of credit outstanding	173.8

Total amount we could borrow at December 31, 2011	$1,551.2

Individual London Inter-Bank Offered Rate, or LIBOR rate, borrowings under the terms of our New Credit Facility may be renewed as LIBOR rate borrowings or as base rate borrowings at the end of each LIBOR rate interest period, which is typically a period of three months or less. These renewals do not constitute new borrowings under the New Credit Facility and do not require any cash repayments or prepayments. For the years ended December 31, 2010 and 2009, we renewed LIBOR rate borrowings of $1,284.0 million and $3,092.1 million, respectively, on a non-cash basis.

Commercial Paper

We have a commercial paper program that provides for the issuance of up to an aggregate principal amount of $1.5 billion of commercial paper that is supported by our New Credit Facility. Our commercial paper program was increased from $1.0 billion in August 2011. We access the commercial paper market primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the available interest rates we can obtain are lower than the rates available under our New Credit Facility. At December 31, 2011, we had $275.0 million of commercial paper outstanding at a weighted average interest rate of 0.44%, excluding the effect of our interest rate hedging activities. At December 31, 2010, we had $884.9 of commercial paper outstanding at a weighted average interest rate of 0.44%, excluding the effect of our interest rate hedging activities. Our policy is that the commercial paper we can issue is limited by the amounts available under our New Credit Facility.

We have the ability and intent to refinance all of our commercial paper obligations on a long-term basis through borrowings under our New Credit Facility. Accordingly, such amounts have been classified as “Long-term debt” in our accompanying consolidated statements of financial position.

Senior Notes

All of our outstanding senior notes pay interest semi-annually and have varying maturities and terms as presented in the table below. The senior notes do not contain any covenants restricting the issuance of additional indebtedness and rank equally with all of our other existing and future unsecured and unsubordinated indebtedness. The holders of our $500 million in aggregate principal amount, 9.875% senior notes due 2019 did not notify us by the established 45-day notification date of their intent to exercise an option that would have required us to repurchase all or a portion of the notes on March 1, 2012 at a purchase price of 100 percent of the principal amount of the notes tendered plus accrued and unpaid interest.

In September 2011, we issued and sold $600 million in aggregate principal amount of senior notes due 2021, which we refer to as the 2021 Notes. The 2021 Notes bear interest at the rate of 4.20% per year and will mature on September 15, 2021. Interest on the 2021 Notes is payable on March 15 and September 15 of each year, beginning on March 15, 2012. Also in September 2011, we issued and sold an additional $150 million in aggregate principal amount of our 5.50% notes due in 2040, which we refer to as the 2040 Notes. The additional 2040 Notes will be fully fungible with, rank equally in right of payment with and form a part of the same series as the existing 2040 Notes, originally issued by us in September 2010, for all purposes under the governing indenture. We received net proceeds from the notes offerings in September 2011 of approximately $740.7 million after payment of underwriting discounts and commissions and offering expenses. We used the net proceeds from these offerings to repay a portion of our outstanding commercial paper, to fund a portion of our capital expansion projects and for general corporate purposes.

		December 31,
	Interest Rate	2011	2010
		(in millions)
Senior Notes due 2012	7.900%	$100.0	$100.0
Senior Notes due 2013	4.750%	200.0	200.0
Senior Notes due 2014	5.350%	200.0	200.0
Senior Notes due 2016	5.875%	300.0	300.0
Senior Notes due 2018	7.000%	100.0	100.0
Senior Notes due 2018	6.500%	400.0	400.0
Senior Notes due 2019	9.875%	500.0	500.0
Senior Notes due 2020	5.200%	500.0	500.0
Senior Notes due 2021	4.200%	600.0	—
Senior Notes due 2028	7.125%	100.0	100.0
Senior Notes due 2033	5.950%	200.0	200.0
Senior Notes due 2034	6.300%	100.0	100.0
Senior Notes due 2038	7.500%	400.0	400.0
Senior Notes due 2040	5.500%	550.0	400.0

		4,250.0	3,500.0
Unamortized discount		(8.5)	(5.5)

		$4,241.5	$3,494.5

Junior Subordinated Notes

The $400 million in principal amount of our fixed/floating rate, junior subordinated notes due 2067, which we refer to as the Junior Notes, represent our unsecured obligations that are subordinate in right of payment to all of our existing and future senior indebtedness. We issued the Junior Notes in September 2007 for proceeds of approximately $393 million net of underwriting discounts, commissions and offering expenses. The Junior Notes bear interest at a fixed annual rate of 8.05 percent, exclusive of any discounts or interest rate hedging activities, payable semi-annually in arrears on April 1 and October 1 of each year until October 1, 2017. After October 1, 2017, the Junior Notes will bear interest at a variable rate equal to the three-month LIBOR for the related interest period increased by 3.7975 percent, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year beginning January 1, 2018. We may elect to defer interest payments on the Junior Notes for up to ten consecutive years on one or more occasions, but not beyond the final repayment date. Until paid, any interest we elect to defer will bear interest at the prevailing interest rate, compounded semi-annually during the period the Junior Notes bear interest at the fixed annual rate and quarterly during the period that the Junior Notes bear interest at a variable annual rate.

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

Interest

For the years ended December 31, 2011, 2010 and 2009 our interest cost is comprised of the following:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Interest expense	$320.6	$274.8	$228.6
Interest capitalized	13.6	8.7	30.6

Interest cost incurred	$334.2	$283.5	$259.2

Interest paid	$314.3	$257.6	$241.5

Maturities of Third Party Debt

The scheduled maturities of outstanding third party debt, excluding any discounts at December 31, 2011, are summarized as follows in millions:

2012	$100.0
2013	200.0
2014	200.0
2015	—
2016	575.0
Thereafter	3,850.0

Total	$4,925.0

Fair Value of Debt Obligations

The table below presents the carrying amounts and approximate fair values of our debt obligations. The carrying amounts of our outstanding commercial paper and borrowings under our New Credit Facility and prior credit facilities approximate their fair values at December 31, 2011 and 2010, respectively, due to the short-term nature and frequent repricing of these obligations. The fair value of our outstanding commercial paper, borrowings under our New Credit Facility and our prior credit facilities and our Senior Notes due 2019 are included with our long-term debt obligations below since we have the ability to refinance the amounts on a long-term basis. The approximate fair values of our long-term debt obligations are determined using a standard methodology that incorporates pricing points that are obtained from independent, third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding.

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Commercial Paper	$275.0	$275.0	$884.9	$884.9
9.150% First Mortgage Notes	—	—	31.0	33.5
7.900% Senior Notes due 2012	100.0	106.1	100.0	112.1
4.750% Senior Notes due 2013	199.9	209.6	199.9	214.4
5.350% Senior Notes due 2014	200.0	218.9	200.0	221.8
5.875% Senior Notes due 2016	299.9	346.2	299.8	338.1
7.000% Senior Notes due 2018	99.9	123.8	99.9	119.2
6.500% Senior Notes due 2018	398.7	481.5	398.5	463.0
9.875% Senior Notes due 2019	500.0	715.1	499.9	699.1
5.200% Senior Notes due 2020	499.8	563.0	499.8	526.6
4.200% Senior Notes due 2021	598.8	620.8	—	—
7.125% Senior Notes due 2028	99.8	134.6	99.8	121.7
5.950% Senior Notes due 2033	199.7	238.1	199.7	209.0
6.300% Senior Notes due 2034	99.8	123.5	99.8	108.2
7.500% Senior Notes due 2038	399.0	563.5	398.9	493.0
5.500% Senior Notes due 2040	546.2	594.7	398.5	371.6
8.050% Junior subordinated notes due 2067	399.6	435.5	399.5	408.5

Total	$4,916.1	$5,749.9	$4,809.9	$5,324.7

11.    PARTNERS’ CAPITAL

Our capital accounts are comprised of a two percent general partner interest and 98 percent limited partner interests. Our limited partner interests at December 31, 2011 include Class A common units, Class B common units and i-units. Our limited partners have limited rights of ownership as provided for under our partnership agreement and, as discussed below, the right to participate in our distributions. We refer to our Class A common units and Class B common units collectively as common units. Our General Partner manages our operations, subject to a delegation of control agreement with Enbridge Management, and participates in our distributions, including certain incentive income distributions.

Split of Partnership Units

Effective April 21, 2011, the board of directors of Enbridge Management, as delegate of our General Partner, approved a two-for-one split of our common units and i-units outstanding to unitholders of record on April 7, 2011. The net income per share and weighted average shares outstanding for the years ended December 31, 2010 and 2009 presented in our consolidated statements of income and the number of units presented in our consolidated statements of financial position are presented reflecting the retroactive effects of the share split.

Class A common units

The following sections present the net proceeds from our Equity Distribution Agreements and Class A common unit issuances for each of the years ended December 31, 2011 and 2010. The proceeds from each of our offerings were generally used to repay issuances of commercial paper or amounts outstanding under our credit facilities, which we initially borrowed to finance our capital expansion projects and acquisitions, or to repay other outstanding obligations. Any proceeds we received in excess of amounts used to repay issuances of commercial paper and credit facility borrowings were temporarily invested for use in future periods to fund additional expenditures associated with our capital expansion projects.

Equity Distribution Agreement

In June 2010, we entered into an Equity Distribution Agreement, or EDA, for the issuance and sale from time to time of our Class A common units up to an aggregate amount of $150.0 million. The EDA allowed us to issue and sell our Class A common units at prices we deemed appropriate for our Class A common units. Under the EDA, we sold 2,118,025 Class A common units, representing 4,236,050 units after giving effect to a two-for-one split of our Class A common units that became effective on April 21, 2011, for aggregate gross proceeds of $124.8 million, of which $64.5 million are gross proceeds received in 2011. No further sales were made under that agreement. On May 27, 2011, we de-registered the remaining aggregate $25.2 million of Class A common units that were registered for sale under the EDA and remained unsold as of that date.

On May 27, 2011, the Partnership entered into an Amended and Restated Equity Distribution Agreement, or Amended EDA, for the issuance and sale from time to time of our Class A common units up to an aggregate amount of $500.0 million from the execution date of the agreement through May 20, 2014. The units issued under the Amended EDA are in addition to the units offered and sold under the EDA. The issuance and sale of our Class A common units, pursuant to the Amended EDA, may be conducted on any day that is a trading day for the New York Stock Exchange, or NYSE.

The following table presents the net proceeds from our Class A common unit issuances, pursuant to the initial EDA and the Amended EDA, during the years ended December 31, 2011 and 2010:

Issuance Date	Number of Class A common units Issued	Average Offering Price per Class A common unit	Net Proceeds to the Partnership(1)	General Partner Contribution(2)	Net Proceeds Including General Partner Contribution
	(in millions, except units and per unit amounts)
2011
January 1 to March 31(3)	1,773,448	$32.26	$55.9	$1.2	$57.1
April 1 to May 26(3)	225,200	$32.16	7.0	0.1	7.1
May 27 to June 30(4)	333,794	$30.30	9.9	0.2	10.1
July 1 to September 30(4)	751,766	$28.38	20.8	0.4	21.2

2011 Totals	3,084,208		$93.6	$1.9	$95.5

2010
April 1 to June 30(3)	574,690	$26.26	$14.8	$0.3	$15.1
July 1 to September 30(3)	1,373,482	$27.11	36.3	0.7	37.0
October 1 to December 31(3)	289,230	$27.85	7.6	0.2	7.8

2010 Totals(3)	2,237,402		$58.7	$1.2	$59.9

(1)	Net of commissions and issuance costs of $2.2 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively.

(2)	Contributions made by the General Partner to maintain its two percent general partner interest.

(3)	Units and unit price adjusted for the April 21, 2011 stock split.

(4)	Units issued under the Amended EDA.

Issuance of Class A Common Units

The following table presents the net proceeds from our Class A common unit issuances for the current year other than pursuant to the EDA and the Amended EDA described above.

Issuance Date	Number of Class A common units Issued(6)	Offering Price per Class A common unit(6)	Net Proceeds to the Partnership(1)	General Partner Contribution(2)	Net Proceeds Including General Partner Contribution
	(in millions, except units and per unit amounts)
2011
December(3)	9,775,000	$30.85	$292.0	$6.1	$298.1
September(3)	8,000,000	$28.20	$218.3	$4.6	$222.9
July(3)	8,050,000	$30.00	$233.7	$4.9	$238.6

2011 Totals	25,825,000		$744.0	$15.6	$759.6

2010
November(4)	11,960,000	$30.06	$347.4	$7.4	$354.8

2009
October(5)	42,490	$23.54	$1.0	$—	$1.0

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses if any.

(2)	Contributions made by the General Partner to maintain its two percent general partner interest.

(3)

The proceeds from the December 2011 and September 2011 offerings will be used to fund a portion of our capital expansion projects, while the proceeds from the July 2011 offering were used to repay a portion of our outstanding commercial paper and fund a portion of our capital expansion projects.

(4)	The proceeds from the November 2010 equity issuance were used to repay short term indebtedness incurred to finance the Elk City system acquisition and capital expansion projects.

(5)	All Class A common units from the October 2009 issuance were issued to our General Partner to facilitate the conversion of our Class C units.

(6)	All amounts adjusted for the April 21, 2011 stock split.

In January 2011, we exchanged 50,650 Class A common units in connection with a land acquisition.

Class B common units

All of our outstanding Class B common units are held by our General Partner and have rights similar to our Class A common units except that they are not currently eligible for trading on the NYSE.

Class C units

In October 2009, the Class C units converted into Class A common units, on a one-for-one basis, resulting in the issuance of 42,666,546 Class A common units and a cash payment of $123.21 for the 5.216184 remaining fractional units. We effected the conversion of our outstanding Class C units into Class A common units in accordance with the terms of our partnership agreement. The conversion became effective upon the determination by our General Partner that the converted Class C units would have, as a substantive matter, like intrinsic economic and United States federal income tax characteristics, in all material respects, to the intrinsic economic and United States federal income tax characteristics of our outstanding Class A common units. Our General Partner made this determination after adjustments were made to the capital accounts of our limited partners in connection with the issuance of 42,490 Class A common units to our General Partner.

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

In November 2011, Enbridge Management completed a private offering of 860,684 listed shares, representing limited liability company interests in Enbridge Management with limited voting rights, at a price of $29.86 per listed share. Enbridge Management received net proceeds of $25.5 million which were subsequently invested in an equal number of our i-units. Subsequently, we also received contributions of $0.7 million from our General Partner to maintain its two percent general partner interest. We intend to use the proceeds to finance a portion of our capital expansion program relating to the expansion of our core liquids and natural gas systems and for general corporate purposes.

Distributions

Our partnership agreement requires us to distribute 100 percent of our “available cash”, which is generally defined in our partnership agreement the sum of all cash receipts plus reductions in cash reserves established in prior quarters less cash disbursements and additions to cash reserves in that calendar quarter. Enbridge Management, as delegate of our General Partner under the delegation of control agreement, computes the amount of our “available cash.” Typically, our General Partner and owners of our common units will receive distributions in cash. We also retain reserves to provide for the proper conduct of our business, to stabilize distributions to our unitholders and our General Partner and, as necessary, to comply with the terms of our agreements or obligations (including any reserves required under debt instruments for future principal and interest payments and for future capital expenditures). We make distributions to our partners approximately 45 days following the end of each calendar quarter in accordance with their respective percentage interests.

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

Distributions of our available cash are generally made 98 percent to holders of our limited partner units and two percent to our General Partner. However, distributions are subject to the payment of incentive distributions to our General Partner to the extent that certain target levels of distributions to the unitholders are achieved. The incentive distributions payable to our General Partner are 15 percent, 25 percent and 50 percent of all quarterly distributions of available cash that exceed target levels of $0.295, $0.35 and $0.495 per limited partner units, respectively. As set forth in our partnership agreement, we will not make cash distributions on our i-units, but instead, will distribute additional i-units such that the cash is retained and used in our operations and to finance a portion of our capital expansion projects.

Enbridge Management, as owner of the i-units, does not receive distributions in cash. Instead, each time that we make a cash distribution to our General Partner and the holders of our Class A and Class B common units, the number of i-units owned by Enbridge Management and the percentage of our total units owned by Enbridge Management will increase automatically under the provisions of our partnership agreement with the result that the number of i-units owned by Enbridge Management will equal the number of Enbridge Management’s listed and voting shares that are then outstanding. The amount of this increase in i-units is determined by dividing the cash amount distributed per common unit by the average price of one of Enbridge Management’s listed shares on the NYSE for the 10 consecutive trading day period immediately preceding the ex-dividend date for Enbridge Management’s shares multiplied by the number of shares outstanding on the record date. The cash equivalent amount of the additional i-units is treated as if it had actually been distributed for purposes of determining the distributions to be made to our General Partner.

Through August 15, 2009, in lieu of cash distributions, the holders of our Class C units received quarterly distributions of additional Class C units with a value equal to the quarterly cash distributions we paid to the holders of our Class A and Class B common units. The number of additional Class C units we issued was determined by dividing the quarterly cash distribution per unit we paid on our common units by the average market price of a Class A common unit as listed on the NYSE for the 10 consecutive trading day period immediately preceding the ex-dividend date for our Class A common units multiplied by the number of Class C units outstanding on the record date. As a result, the number of Class C units and the percentage of our total units owned by holders of the Class C units was increased automatically under the provisions of our partnership agreement. The cash equivalent amount of the additional Class C units was treated as if it had actually been distributed for purposes of determining the distributions to be made to the General Partner. Following the October 2009 conversion of our Class C units into Class A common units, the in-kind distributions previously made to holders of the converted Class C units are now made in cash to them as holders of Class A common units.

Distribution to Partners

The following table sets forth our distributions, as approved by the board of directors of Enbridge Management, during the years ended December 31, 2011, 2010 and 2009.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit(1)	Cash available for distribution	Amount of Distribution of i-units to i-unit Holders(2)	Amount of Distribution of Class C units to Class C Unitholders(3)	Retained from General Partner(4)	Distribution of Cash
				(in millions, except per unit amounts)
2011
October 28	November 4	November 14	$0.53250	$173.2	$19.7	$—	$0.4	$153.1
July 28	August 5	August 12	$0.53250	167.2	19.4	—	0.4	147.4
April 28	May 6	May 13	$0.51375	152.0	18.4	—	0.4	133.2
January 28	February 4	February 14	$0.51375	150.5	18.2	—	0.3	132.0

				$642.9	$75.7	$—	$1.5	$565.7

2010
October 27	November 4	November 12	$0.51375	$143.0	$17.9	$—	$0.3	$124.8
July 23	August 5	August 13	$0.51375	141.7	17.5	—	0.4	123.8
April 28	May 7	May 14	$0.50125	134.9	16.7	—	0.4	117.8
January 29	February 5	February 12	$0.49500	131.7	16.2	—	0.3	115.2

				$551.3	$68.3	$—	$1.4	$481.6

2009
October 29	November 5	November 13	$0.49500	$131.3	$15.9	$—	$0.3	$115.1
July 24	August 6	August 14	$0.49500	130.3	15.5	20.7	0.7	93.4
April 30	May 7	May 15	$0.49500	129.2	15.1	20.1	0.7	93.3
January 30	February 5	February 13	$0.49500	128.0	14.6	19.5	0.7	93.2

				$518.8	$61.1	$60.3	$2.4	$395.0

(1)	Distributions per unit for the distribution paid are presented retrospectively applying the two-for-one split of our units.

(2)	We issued 2,420,228, 2,507,688 and 3,251,624 split adjusted i-units to Enbridge Management, the sole owner of our i-units, during 2011, 2010 and 2009, respectfully, in lieu of cash distributions.

(3)	We issued 3,288,614 additional split adjusted Class C units to our Class C unitholders in lieu of cash distributions during 2009 including 1,077,218 split adjusted units to our General Partner.

(4)	We retained an amount equal to two percent of the i-unit distribution from our General Partner to maintain its two percent general partner interest in us.

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

The total amount we reimbursed the Canadian service providers pursuant to the operational services agreement for the years ended December 31, 2011, 2010 and 2009 was $97.3 million, $74.5 million and $63.4 million, respectively.

General and Administrative Services Agreement

We, Enbridge Management and our General Partner receive services from EES under the general and administrative services agreement. Under this agreement, EES provides services to us, Enbridge Management and our General Partner and charges each recipient for services, on a monthly basis, the actual costs that it incurs for those services. Our General Partner and Enbridge Management may request that EES provide special additional general services for which each, as appropriate, agrees to pay costs and expenses incurred by EES in connection with providing the special additional general services. The types of services provided under the general and administrative services agreement include:

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

The total amount reimbursed by us for services received pursuant to the general and administrative services agreement for the years ended December 31, 2011, 2010 and 2009 was $264.3 million, $231.6 million and $225.8 million, respectively.

Enbridge and its affiliates allocated direct workforce costs to us for our construction projects of $24.9 million, $16.3 million and $10.0 million during 2011, 2010 and 2009, respectively, that we recorded as additions to “Property, plant and equipment, net” on our consolidated statements of financial position.

Line 6A and 6B Expense Reimbursement

For the years ended December 31, 2011 and 2010, we have reimbursed Enbridge $7.6 million and $14.9 million, respectively, for its assistance with the administration and clean-up efforts for our Line 6A and 6B crude oil releases. For further details related to our Line 6A and 6B crude oil releases, refer to Note 13. Commitments and Contingences—Lakehead Lines 6A and 6B crude oil releases.

Affiliate Revenues and Purchases

We purchase natural gas from third-parties, which subsequently generates operating revenues from sales to Enbridge and its affiliates. These transactions are entered into at the market price on the date of sale. We also record operating revenues in our Liquids segment for storage, transportation and terminaling services we provide to affiliates. Included in our results for the twelve months ending December 31, 2011, 2010 and 2009, are operating revenues of $354.3 million, $430.4 million and $181.3 million, respectively, related to these transactions.

In 2007, we entered into an agreement with Enbridge Pipelines to install and operate certain sampling and related facilities for the purpose of improving the quality of crude oil and the transportation services on our Lakehead system, which directly increases the transportation services revenue of Enbridge Pipelines. As compensation for installing and operating these transportation facilities, Enbridge Pipelines makes annual payments to us on a cost of service basis. The income we recorded for providing these transportation services in 2011, 2010 and 2009 was approximately $0.8 million, $0.9 million and $0.8 million, respectively.

We also purchase natural gas from Enbridge and its affiliates for sale to third-parties at market prices on the date of purchase. Included in our results for the twelve months ending December 31, 2011, 2010 and 2009, are costs for natural gas purchases of $200.8 million, $242.3 million and $53.6 million, respectively, related to these purchases.

Financing Transactions with Affiliates

EUS Credit Agreement

In December 2007, we entered into an unsecured revolving credit agreement, referred to as the EUS Credit Agreement, with Enbridge (U.S.) Inc., a wholly-owned subsidiary of Enbridge, referred to as Enbridge U.S. The EUS Credit Agreement provided for a maximum principal amount of credit available to us at any one time of $500 million for a three-year term that was scheduled to mature in December 2010. In March 2010, we terminated our unsecured revolving credit agreement with Enbridge U.S. in accordance with the terms of the agreement and without penalty. At December 31, 2010, we had no balances outstanding under the EUS Credit Agreement.

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

A summary of the cash activity for the A1 Term Note for the years ended December 31, 2011, 2010 and 2009 are as follows:

	A1 Credit Facility	A1 Term Note	Total
	(in millions)
Balance at December 31, 2009	$269.7	$—	$269.7
Borrowings	54.9	353.5	408.4
Repayments	(324.6)	(6.1)	(330.7)

Balance at December 31, 2010	—	347.4	347.4
Borrowings	—	7.0	7.0
Repayments	—	(12.4)	(12.4)

Balance at December 31, 2011	$—	$342.0	$342.0

The following table presents in millions, the scheduled maturities of the A1 Term Note based upon the $342.0 million outstanding at December 31, 2011.

2012	$12.0
2013	12.0
2014	12.0
2015	12.0
2016	12.0
Thereafter	282.0

Total	$342.0

Our General Partner also made equity contributions totaling $3.3 million, $102.3 million and $329.7 to the OLP during the years ended December 31, 2011, 2010 and 2009, respectively, to fund its equity portion of the construction costs associated with the Alberta Clipper Pipeline.

We allocated earnings derived from operating the Alberta Clipper Pipeline in the amounts of $53.2 million, $60.6 million and $11.4 million to our General Partner for its 66.67 percent share of the earnings of the Alberta Clipper Pipeline for the years ended December 31, 2011, 2010 and 2009, respectively. We have presented the amounts we allocated to our General Partner for its share of the earnings of the Alberta Clipper Pipeline in “Net income attributable to noncontrolling interest” on our consolidated statements of income.

Distribution to Series AC Interests

The following table presents distributions paid by the OLP to our General Partner and its affiliate during the years ended December 31, 2011 and 2010, representing the noncontrolling interest in the Series AC and to us, as the holders of the Series AC general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to Partnership	Amount paid to the noncontrolling interest	Total Series AC Distribution
		(in millions)
2011
October 28	November 14	$7.7	$15.3	$23.0
July 28	August 12	8.8	17.7	26.5
April 28	May 13	10.8	21.6	32.4
January 28	February 14	10.9	21.8	32.7

		$38.2	$76.4	$114.6

2010
October 27	November 12	$10.7	$21.4	$32.1
July 23	August 13	8.6	17.2	25.8

		$19.3	$38.6	$57.9

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

The exchange resulted in a $166.5 million increase in “Property, plant and equipment” and the capital account of our General Partner included in “Partners’ capital” on our December 31, 2009 consolidated statement of financial position, representing the $171.5 million cost of the light sour pipeline that was in excess of the $5.0 million net book value of the Line 13 assets we exchanged. The costs were transferred to us through the capital account of our General Partner and are included in the $171.5 million. Further, $3.8 million of additional costs for the year ended December 31, 2010 were incurred and transferred by Southern Lights, which increased the total costs for the light sour crude oil pipeline at December 31, 2010 to $175.3 million. The light sour pipeline is newer and has a slightly higher capacity than Line 13, which will allow us to transport additional volumes of light sour crude oil on our Lakehead system with less integrity and maintenance costs, although depreciation and property tax expense is anticipated to increase in future periods due to the higher book value associated with these assets.

Purchase of Line Pipe

In March 2009, we acquired, for $27.0 million, approximately 25 miles of 36-inch diameter line pipe from our General Partner. The purchase was for our use in constructing the Alberta Clipper crude oil pipeline project, referred to as the Alberta Clipper Project. The line pipe was initially obtained by our General Partner for use in constructing the Southern Access extension. The transaction was previously approved by the Enbridge Management Board of Directors.

General Partner Equity Transactions

Our General Partner owns an effective two percent general partner interest in us. Pursuant to our partnership agreement we paid cash distributions to our General Partner of $95.0 million, $69.8 million and $57.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. The cash distributions we make to our General Partner exclude an amount equal to two percent of the i-units and until the conversion to Class A common units, Class C unit distributions, which we retain from the General Partner to maintain its two percent general partner interest in us.

As of December 31, 2011, our General Partner owned 46.5 million Class A common units, representing a 16.0 percent limited partner interest in us. We paid the General Partner cash distributions of $97.3 million for the year ended December 31, 2011, with respect to its ownership of Class A common units. In October 2009, we effected the conversion of all our outstanding Class C units into Class A common units in accordance with the terms of our partnership agreement. The conversion became effective upon the determination by our General Partner that the converted Class C units would have, as a substantive matter, like intrinsic economic and United States federal income tax characteristics, in all material respects, to the intrinsic economic and United States federal income tax characteristics of our outstanding Class A common units. Along with the conversion and adjusted for the 2011 split, we issued and sold 42,490 Class A common units to our General Partner for a purchase price of $23.535 per unit, or approximately $1.0 million.

As of December 31, 2011 and 2010, our General Partner also owned 7,825,500 Class B common units, representing a 2.7 percent and 3.0 percent limited partner interest in us for the respective years. We paid the General Partner cash distributions of $16.4 million, $15.8 million and $15.5 million for the years ended December 31, 2011, 2010, and 2009, respectively, with respect to its ownership of Class B common units.

As a result of the October 2009 conversion of all our outstanding Class C units into Class A common units, we did not have any Class C units outstanding at December 31, 2011 and 2010. Refer to Note 11. Partners’ Capital for additional information regarding the Class C units.

The following table presents our issuances of limited partner interests where our General Partner made a contribution to retain its two percent general partner interest:

Issuance Dates	Number of Class A common units Issued(4)	Offering Price per Class A common unit(2)	Net Proceeds to the Partnership(3)	General Partner Contribution	Net Proceeds Including General Partner Contribution
	(in millions, except units and per unit amount)
2011
December	9,775,000	$30.85	$292.0	$6.1	$298.1
July 1 to September 30(5)	751,766	$28.38	$20.8	$0.4	$21.2
September	8,000,000	$28.20	$218.3	$4.6	$222.9
July	8,050,000	$30.00	$233.7	$4.9	$238.6
May 27 to June 30(5)	333,794	$30.30	$9.9	$0.2	$10.1
April 1 to May 27(1)	225,200	$32.16	$7.0	$0.1	$7.1
January 1 to March 31(1)	1,773,448	$32.26	$55.9	$1.2	$57.1

2010
October 1 to December 31(1)	289,230	$27.85	$7.6	$0.2	$7.8
November	11,960,000	$30.06	$347.4	$7.4	$354.8
July 1 to September 30(1)	1,373,482	$27.11	$36.3	$0.7	$37.0
April 1 to June 30(1)	574,690	$26.26	$14.8	$0.3	$15.1

2009
October	42,490	$23.54	$1.0	$—	$1.0

(1)	Limited partnership issuances under the EDA for the periods indicated.

(2)	The offering price per unit listed for the EDA issuances is a calculated average unit price for the periods indicated.

(3)	Net of underwriters’ fees and discounts, commissions and issuance expenses.

(4)	All amounts adjusted for April 2011 stock split.

(5)	Units issued under the Amended EDA.

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

As of December 31, 2011 and 2010, we have $31.3 million and $44.2 million, respectively, included in “Other long-term liabilities,” that we have accrued for costs we have incurred primarily to address remediation of contaminated sites, asbestos containing materials, management of hazardous waste material disposal, outstanding air quality measures for certain of our liquids and natural gas assets and penalties we have been or expect to be assessed.

Lakehead Lines 6A & 6B Crude Oil Releases

Line 6B Crude Oil Release

On July 26, 2010, a release of crude oil on Line 6B of our Lakehead system was reported near Marshall, Michigan. We estimate that approximately 20,000 barrels of crude oil were leaked at the site, a portion of which reached the Talmadge Creek, a waterway that feeds the Kalamazoo River. We shut down our pipelines in the vicinity, notified the appropriate federal, state and local officials, and dispatched emergency response crews to oversee the containment of the released crude oil and cleanup of the affected areas. The released crude oil affected approximately 38 miles of shoreline along the Talmadge Creek and Kalamazoo River waterways, including residential areas, businesses, farmland and marshland between Marshall and downstream of Battle Creek, Michigan. In response to the release, a unified command structure was established under the jurisdiction of the Environmental Protection Agency, or EPA, the Michigan Department of Natural Resources and Environment, or MDNRE, and other federal, state and local agencies. The cause of the release remains the subject of an investigation by the National Transportation Safety Board, or NTSB, and other federal and state regulatory agencies.

Pursuant to an administrative order issued by the EPA under the Clean Water Act, we were directed to clean up the released crude oil and remediate and restore the affected areas, a process we had begun upon discovering the release. As of December 31, 2010, we estimated that in connection with this crude oil release we would incur $550.0 million of aggregate gross costs, before insurance recoveries, fines and penalties, and approximately $13 million of lost revenue. These costs included the emergency response, environmental remediation and cleanup activities associated with the crude oil release and potential claims by third parties. For the year ended December 31, 2010, we paid $293.6 million related to the costs on the Line 6B crude oil release and had a remaining liability of $256.4 million, a majority of which was presented as current, on our consolidated statement of financial position as of December 31, 2010.

As of December 31, 2011, we have revised our total estimate for this crude oil release to $765.0 million, an increase of $215.0 million from December 31, 2010. The changes in estimate are primarily based on a review of costs and commitments incurred and additional information concerning the reassessment of the overall monitoring area, related cleanup, including submerged oil recovery operations, and remediation activities including the estimated costs related to the additional scope of work set forth in our response to the EPA directive we submitted to the EPA on October 20, 2011. During the fourth quarter of 2011, we submitted a revised work plan which was approved by the EPA on December 19, 2011.

The material components underlying our total estimated loss for the cleanup, remediation and restoration associated with the Line 6B crude oil release include the following:

(in millions)
Response personnel & equipment	$281
Environmental consultants	142
Professional, regulatory and other	342

Total	$765

To date, we have made payments totaling $570.2 million for costs associated with the Line 6B crude oil release, $276.6 million of which relates to the year ended December 31, 2011, and have a remaining estimated liability of $194.8 million. Additionally, we recognized $335.0 million of insurance recoveries in our consolidated statements of income for the year ended December 31, 2011.

We continue to make progress on the cleanup, remediation and restoration of the areas affected by the Line 6B crude oil release. We expect to make payments for additional costs associated with extended submerged oil recovery operations including reassessment, remediation and restoration of the area and air and groundwater monitoring, scientific studies and hydrodynamic modeling, along with legal, professional and regulatory costs through future periods. All the initiatives we will undertake in the monitoring and restoration phase are intended to restore the crude oil release area to the satisfaction of the appropriate regulatory authorities.

For purposes of estimating our expected losses associated with the Line 6B crude oil release, we have included those costs that we considered probable and that could be reasonably estimated at December 31, 2011. Our estimates do not include amounts we have capitalized or any fines, penalties or claims associated with the release that may later become evident and is before insurance recoveries. Our assumptions include, where applicable, estimates of the expected number of days the associated services will be required and rates that we have obtained from contracts negotiated for the respective service and equipment providers. As we receive invoices for the actual personnel, equipment and services, our estimates will continue to be further refined. Our estimates also consider currently available facts, existing technology and presently enacted laws and regulations. These amounts also consider our and other companies’ prior experience remediating contaminated sites and data released by government organizations. Despite the efforts we have made to ensure the reasonableness of our estimates, changes to the recorded amounts associated with this release are possible as more reliable information becomes available. We continue to have the potential of incurring additional costs in connection with this crude oil release due to variations in any or all of the categories described above, including modified or revised requirements from regulatory agencies in addition to fines and penalties as well as expenditures associated with litigation and settlement of claims.

Line 6A Crude Oil Release

A release of crude oil from Line 6A of our Lakehead system was reported in an industrial area of Romeoville, Illinois on September 9, 2010. We immediately shut down the pipeline in the vicinity and dispatched emergency response crews to oversee containment, cleanup and the replacement of the pipeline segment. We estimate that approximately 9,000 barrels of crude oil were released, of which approximately 1,400 barrels were removed from the pipeline as part of the repair. Some of the released crude oil went onto a roadway, into a storm sewer, a waste water treatment facility and then into a nearby retention pond. All but a small amount of the crude oil was recovered. We completed excavation and replacement of the pipeline segment and returned it to service on September 17, 2010. The cause of the crude oil release remains subject to investigation by federal and state environmental and pipeline safety regulators.

We are continuing to monitor the areas affected by the crude oil release from Line 6A of our Lakehead system for any additional requirements. We have substantially completed the cleanup, remediation and restoration of the areas affected by the release.

As of December 31, 2010, we estimated that in connection with this crude oil release we would incur aggregate costs of approximately $45 million, excluding fines and penalties, and approximately $3 million of lost revenues. These costs included the emergency response, environmental remediation and cleanup activities associated with the crude oil release. For the year ended December 31, 2010, we paid $34.4 million related to the costs on the Line 6A release and had a remaining total liability of $10.6 million, a majority of which was presented as current, on our consolidated statement of financial position as of December 31, 2010.

As of December 31, 2011, we have revised our total estimate for this crude oil release to $48.0 million, before insurance recoveries and excluding fines and penalties. The $3.0 million increase was based on a refinement of our future costs based on additional information. We have made payments totaling $45.4 million for costs associated with the Line 6A crude oil release, $11.0 million of which relates to the year ended December 31, 2011. We have a remaining estimated total liability of $2.6 million, a majority of which is presented as current, on our consolidated statement of financial position as of December 31, 2011.

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

Lines 6A & 6B Fines and Penalties

Our estimated environmental costs for both the Line 6A and Line 6B crude oil releases do not include an estimate for fines and penalties at December 31, 2011 and 2010, which may be imposed by the EPA and Pipeline and Hazardous Materials Safety Administration, or PHMSA, in addition to other state and local governmental agencies. Several factors remain outstanding at the end of the period that we consider critical in estimating the amount of fines and penalties that we may be assessed.

Due to the absence of sufficient information, we cannot provide a reasonable estimate of our liability for fines and penalties that we could be assessed in connection with each of the releases. As a result, we have not recorded any liability for expected fines and penalties.

Insurance Recoveries

We are included in the comprehensive insurance program that is maintained by Enbridge for its subsidiaries and affiliates, which renews May of each year. The program includes commercial liability insurance coverage that is consistent with coverage considered customary for our industry and includes coverage for environmental incidents such as those we have incurred for the crude oil releases from Lines 6A and 6B, excluding costs for fines and penalties. The claims for the crude oil release for Line 6B are covered by the insurance policy that expired on April 30, 2011, which had an aggregate limit of $650.0 million for pollution liability. Based on our increased estimate of costs in 2011 associated with these crude oil releases, Enbridge and its affiliates, including us, will exceed the limits of its coverage under this insurance policy. We are pursuing recovery of the costs associated with the Line 6A crude oil release from third parties; however, there can be no assurance that any such recovery will be obtained. Additionally, fines and penalties would not be covered under our existing insurance policy.

We recognized $335.0 million of insurance recoveries as reductions to “Environmental costs, net of recoveries” in our consolidated statements of income for the year ended December 31, 2011. At December 31, 2011, we have $50.0 million recorded in “Receivables, trade and other” in our consolidated statement of financial position for an insurance payment we will receive for a claim we filed in connection with the Line 6B crude oil release. We did not receive any insurance recoveries for the year ended December 31, 2010. We expect to record a receivable for additional amounts we claim for recovery pursuant to our insurance policies during the period that we deem realization of the claim for recovery to be probable.

During the second quarter of 2011, Enbridge renewed its comprehensive insurance program, and the current coverage year has an aggregate limit of $575.0 million for pollution liability for the period May 1, 2011 through April 30, 2012.

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

Lakehead Line 2B Crude Oil Release

On January 8, 2010, an unexpected release on Line 2B of our Lakehead system occurred in Pembina County, North Dakota. We immediately shut down our pipelines in the vicinity and dispatched emergency response crews to oversee containment, cleanup and repair of the pipeline. We completed the excavation and repairs and returned the line to service within five days. Line 2B was restarted January 13, 2010, once repairs on the pipeline were completed. The volume of oil released was approximately 3,000 barrels, which was largely contained in an area surrounding the pipeline release. We continue to work with the PHMSA which is leading the federal and state environmental and pipeline safety regulators’ investigation into the cause of the release. We have the potential of incurring additional costs in connection with this incident, including expenditures necessary to remediate any operating condition that is determined to have caused the incident. The total costs related to the Line 2B release were $3.3 million, which we paid in full as of December 31, 2010. On our consolidated statement of financial position as of December 31, 2010, we had no remaining amounts accrued for additional cleanup and repair costs associated with the incident.

Oil and Gas in Custody

Our liquids assets transport crude oil and NGLs owned by our customers for a fee. The volume of liquid hydrocarbons in our pipeline systems at any one time varies from approximately 26 million to 51 million barrels, virtually all of which is owned by our customers. Under the terms of our tariffs, losses of crude oil from identifiable incidents not resulting from our direct negligence may be apportioned among our customers. In addition, we maintain adequate property insurance coverage with respect to crude oil and NGLs in our custody.

Approximately 44 percent of the natural gas volumes on our natural gas assets are transported for customers on a contractual basis. We purchase the remaining 56 percent and sell to third parties downstream of the purchase point. At any point in time, the value of our customers’ natural gas in the custody of our natural gas systems is not significant to our operating results, cash flows, or financial position.

Rights-of-Way

As part of our pipeline construction process, we must obtain certain rights-of-way from landowners whose property the pipeline will cross. Rights-of-way that we buy are capitalized as part of “Property, plant and equipment” in our consolidated statements of financial position. Rights-of-way that we lease are expensed. We have recorded expenses of $2.5 million, $2.2 million and $2.4 million for the leased right-of-way agreements for the years ended December 31, 2011, 2010, and 2009, respectively.

Fines and Penalties

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

Proceeds from Claim Settlements

For the year ended December 31, 2011, we received proceeds of $11.6 million for settlement of claims we made for payment from unrelated parties in connection with operational matters that occurred in the normal course of business. We recorded $5.6 million as a reduction to “Operating and administrative” expenses of our Liquids segment and $6.0 million as “Other income” in our consolidated statements of income for the year ended December 31, 2011 for the amounts we received in April 2011.

Legal and Regulatory Proceedings

We are a participant in various legal and regulatory proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We are also directly, or indirectly, subject to challenges by special interest groups to regulatory approvals and permits for certain of our expansion projects.

A number of governmental agencies and regulators have initiated investigations into the Line 6A and Line 6B crude oil releases. Approximately twenty-five actions or claims have been filed against us and our affiliates, in state and federal courts in connection with the Line 6B crude oil release, including direct actions and actions seeking class status. With respect to the Line 6B crude oil release, no penalties or fines have been assessed against us as of December 31, 2011.

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

Future Minimum Commitments

As of December 31, 2011, our future minimum commitments that have remaining non-cancelable terms in excess of one year are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Purchase commitments(1)	$429.0	$—	$—	$—	$—	$—	$429.0
Power commitments(2)	3.8	—	—	—	—	—	3.8
Other operating leases	21.9	19.4	17.0	9.9	9.9	33.7	111.8
Right-of-way(3)	2.0	1.8	1.7	1.7	1.9	43.0	52.1
Product purchase obligations(4)	17.8	10.5	1.0	0.1	—	—	29.4
Transportation/Service contract obligations(5)	20.0	5.7	1.4	1.2	0.6	—	28.9
Fractionation agreement obligations	19.8	13.1	10.1	10.1	10.1	52.9	116.1

Total	$514.3	$50.5	$31.2	$23.0	$22.5	$129.6	$771.1

(1)	Represents commitments to purchase materials, primarily pipe from third-party suppliers in connection with our growth projects.

(2)	Represents commitments to purchase power in connection with our Liquids segment.

(3)

Right-of-way payments are estimated to approximate $2.0 million to $1.7 million per year for the remaining life of all pipeline systems, which has been assumed to be 25 years for purposes of calculating the amount of future minimum commitments beyond 2015.

(4)	We have long-term product purchase obligations with several third-party suppliers to acquire natural gas and NGLs at prices approximating market at the time of delivery.

(5)	The service contract obligations represent the minimum payment amounts for firm transportation and storage capacity we have reserved on third-party pipelines and storage facilities.

The purchases made under our non-cancelable commitments for the years ended December 31, 2011, 2010 and 2009 were $232.0 million, $294.6 million and $345.1 million, respectively.

14.    TRUCKING AND NGL MARKETING BUSINESS ACCOUNTING MATTERS

In September of 2011, management began investigating possible conflict of interest transactions associated with our wholly-owned trucking and NGL marketing subsidiary. The investigations have been concluded, pursuant to which management learned that local management and certain staff at the subsidiary engaged in intentional misconduct and collusion that resulted in accounting misstatements associated with the recognition of product purchases and sales. The accounting misstatements occurred over a period from 2005 through 2011 which impacted “Accrued purchases,” Cost of natural gas” (including natural gas liquids), “Inventory,” “Accrued receivables” and “Operating revenue.” The maximum cumulative aggregate overstatement of earnings occurred at December 31, 2010 in an amount of approximately $33 million, which amount was reduced by local management of the subsidiary during 2011 to $18 million. The following table presents the amounts by which the end of period balances of “Cost of natural gas,” “Accrued purchases,” “Partners’ Capital,” “Operating revenue” and “Accrued receivables” were misstated and the effect on our net income for each of the periods presented (positive amounts represent overstatements of net income and negative amounts represent understatements of net income).

	2010 DR(CR)	2011 DR(CR)
Balance Sheet
Accrued Receivables	$(9.1)	$—

Total assets	$(9.1)	$—

Accrued Purchases	$(23.8)	$—

Total liabilities	(23.8)	—

Partners’ Capital	32.9	—

Total liabilities and Partners’ Capital	$9.1	$—

	2009 DR(CR)	2010 DR(CR)	2011 DR(CR)
Income Statement
Operating Revenue	$(25.6)	$7.8	$(9.1)
Cost of Natural Gas	25.6	(2.5)	(23.8)

Net income	$—	$5.3	$(32.9)

We have included the aggregate amount of $32.9 million, representing the 2010 accrued purchases and sales not recognized in 2010, as cost of goods sold included in “Cost of natural gas” and “Operating revenue” in our consolidated statements of income for the year ended December 31, 2011, following our determination that the previously unrecorded amounts were not material to the current or any prior period financial statements.

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

Subject to our routine estimates surrounding the realizability of amounts billed, we have included the aggregate amount of $22.5 million, representing the $13.5 million and $9.0 million amounts discussed above, as revenue in our consolidated statement of income for the year ended December 31, 2009, following our determination that the previously unbilled amounts were not material in 2009 or any prior period financial statements.

16.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations and fluctuations in commodity prices of natural gas, NGLs, condensate, crude oil and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL sales and the corresponding cost of natural gas we purchase for processing. Our interest rate risk exposure results from changes in interest rates on our variable rate debt and exists at the corporate level where our variable rate debt obligations are issued. Our exposure to commodity price risk exists within each of our segments. We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in interest rates and commodity prices, as well as to reduce volatility to our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on interest rates or commodity prices. We have hedged a portion of our exposure to variability in future cash flows associated with the risks discussed above through 2017 in accordance with our risk management policies.

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

Non-Qualified Hedges

Many of our derivative financial instruments qualify for hedge accounting treatment as set forth in the authoritative accounting guidance. However, we have transaction types associated with our commodity and interest rate derivative financial instruments where the hedge structure does not meet the requirements to apply hedge accounting. As a result, these derivative financial instruments do not qualify for hedge accounting and are referred to as non-qualifying. These non-qualifying derivative financial instruments are marked-to-market each period with the change in fair value, representing unrealized gains and losses, included in “Cost of natural gas,” “Operating revenue”, “Power” or “Interest expense” in our consolidated statements of income. These mark-to-market adjustments produce a degree of earnings volatility that can often be significant from period to period, but have no cash flow impact relative to changes in market prices. The cash flow impact occurs when the underlying physical transaction takes place in the future and the associated financial instrument contract settlement is made.

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

•

Natural Gas Forward Contracts—In our Marketing segment, we use forward contracts to sell natural gas to our customers. Historically, we have not considered these contracts to be derivatives under the NPNS exception allowed by authoritative accounting guidance. In 2010, we determined that a sub-group of physical natural gas sales contracts with terms allowing for economic net settlement did not qualify for the NPNS scope exception, and are being marked-to-market each period with the changes in fair value recorded in earnings. As a result, our operating income is subject to additional volatility associated with the changes in fair value of these contracts.

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

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net unrealized gains and losses associated with the changes in fair value of our derivative financial instruments:

	December 31,
	2011	2010	2009
	(in millions)
Liquids segment
Non-qualified hedges	$14.4	$(2.8)	$—
Natural Gas segment
Hedge ineffectiveness	(5.3)	3.5	(0.7)
Non-qualified hedges	21.1	0.9	(35.7)
Marketing
Non-qualified hedges	0.7	(6.7)	20.7
Commodity derivative fair value net gains (losses)	30.9	(5.1)	(15.7)
Corporate
Non-qualified interest rate hedges	(0.8)	(1.0)	0.5

Derivative fair value net gains (losses)	$30.1	$(6.1)	$(15.2)

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	December 31,
	2011	2010
	(in millions)
Other current assets	$20.2	$37.1
Other assets, net	13.0	5.0
Accounts payable and other	(166.2)	(79.2)
Other long-term liabilities	(121.5)	(67.1)

	$(254.5)	$(104.2)

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

We record the change in fair value of our highly effective cash flow hedges in AOCI until the derivative financial instruments are settled, at which time they are reclassified to earnings. Also included in AOCI are unrecognized losses of approximately $42.7 million associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated. These losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings. During the years ended December 31, 2011 and 2010, unrealized commodity hedge losses of $6.9 million and gains of $1.6 million, respectively, were de-designated as a result of the hedges no longer meeting hedge accounting criteria. We estimate that approximately $162.0 million, representing unrealized net losses from our cash flow hedging activities based on pricing and positions at December 31, 2011, will be reclassified from AOCI to earnings during the next 12 months.

In connection with our issuance of the 2021 Notes in September 2011, we paid $18.8 million to settle treasury locks we entered to hedge the interest payments on a portion of these obligations through the maturity date of the 2021 Notes. The settlement amount is being amortized from AOCI to “Interest expense” over the respective 10-year term of the 2021 Notes.

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

	December 31,
	2011	2010
	(in millions)
Counterparty Credit Quality*
AAA	$(0.2)	$—
AA	(98.4)	(48.7)
A	(160.7)	(61.3)
Lower than A	4.8	5.8

	$(254.5)	$(104.2)

*	As determined by nationally-recognized statistical ratings organizations.

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

At December 31, 2011, we were in an overall net liability position of $254.5 million, which included assets of $33.2 million. In the event that our credit ratings were to decline to the lowest level of investment grade, as determined by Standard & Poor’s and Moody’s, we would be required to provide additional amounts under our existing letters of credit to meet the requirements of our ISDA® agreements. For example, if our credit ratings had been at the lowest level of investment grade at December 31, 2011 we would have been required to provide additional letters of credit in the amount of $63.9 million.

At December 31, 2011 and 2010, we had credit concentrations in the following industry sectors, as presented below:

	December 31,
	2011	2010
	(in millions)
United States financial institutions and investment banking entities	$(163.6)	$(53.2)
Non-United States financial institutions	(88.7)	(46.8)
Other	(2.2)	(4.2)

	$(254.5)	$(104.2)

We are holding no cash collateral on our asset exposures, and we have provided letters of credit totaling $173.2 million and $7.3 million relating to our liability exposures pursuant to the margin thresholds in effect at December 31, 2011 and 2010, respectively, under our ISDA® agreements.

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

Effect of Derivative Instruments on the Consolidated Statements of Financial Position

	Asset Derivatives			Liability Derivatives
	Financial Position Location	Fair Value at December 31,		Financial Position Location	Fair Value at December 31,
		2011	2010		2011	2010
	(in millions)
Derivatives designated as hedging instruments(1)
Interest rate contracts	Other current assets	$—	$22.9	Accounts payable and other	$(134.1)	$(21.4)
Interest rate contracts	Other assets, net	0.2	2.5	Other long-term liabilities	(109.4)	(44.0)
Commodity contracts	Other current assets	6.4	10.7	Accounts payable and other	(30.5)	(43.4)
Commodity contracts	Other assets, net	11.4	14.1	Other long-term liabilities	(25.9)	(38.1)

		18.0	50.2		(299.9)	(146.9)

Derivatives not designated as hedging instruments
Interest rate contracts	Other current assets	4.8	5.1	Accounts payable and other	(4.4)	(4.6)
Interest rate contracts	Other assets, net	2.5	6.6	Other long-term liabilities	(2.3)	(5.9)
Commodity contracts	Other current assets	31.7	23.7	Accounts payable and other	(19.9)	(35.1)
Commodity contracts	Other assets, net	16.4	8.7	Other long-term liabilities	(1.4)	(6.0)

		55.4	44.1		(28.0)	(51.6)

Total derivative instruments		$73.4	$94.3		$(327.9)	$(198.5)

(1)	Includes items currently designated as hedging instruments. Excludes the portion of de-designated hedges which may have a component remaining in AOCI.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of gain (loss) recognized in AOCI on Derivative (Effective Portion)	Location of gain (loss) reclassified from AOCI to earnings (Effective Portion)	Amount of gain (loss) reclassified from AOCI to earnings (Effective Portion)	Location of gain (loss) recognized in earnings on derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of gain (loss) recognized in earnings on derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	(in millions)
For the year ended December 31, 2011
Interest rate contracts	$(203.3)	Interest expense	$(27.5)	Interest expense	$(0.2)
Commodity contracts	17.7	Cost of natural gas	(59.3)	Cost of natural gas	(5.3)

Total	$(185.6)		$(86.8)		$(5.5)

For the year ended December 31, 2010
Interest rate contracts	$(52.9)	Interest expense	$(7.2)	Interest expense	$0.2
Commodity contracts	7.4	Cost of natural gas	(21.4)	Cost of natural gas	3.5

Total	$(45.5)		$(28.6)		$3.7

For the year ended December 31, 2009
Interest rate contracts	$12.9	Interest expense	$(2.3)	Interest expense	$—
Commodity contracts	(102.0)	Cost of natural gas	39.9	Cost of natural gas	(0.7)

Total	$(89.1)		$37.6		$(0.7)

(1)

Includes only the ineffective portion of derivatives that are designated as hedging instruments and does not include net gains or losses associated with derivatives that do not qualify for hedge accounting treatment.

Effect of Derivative Instruments on Consolidated Statements of Income

		December 31,
		2011	2010	2009
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings	Amount of Gain or (Loss) Recognized in Earnings(1)
		(in millions)
Interest rate contracts	Interest expense	$(0.5)	$(1.0)	$0.5
Commodity contracts	Operating revenue	14.9	(2.0)	—
Commodity contracts	Power	(0.5)	(0.8)	—
Commodity contracts	Cost of natural gas	21.8	(5.8)	(15.0)

Total		$35.7	$(9.6)	$(14.5)

(1)

Includes only net gains or losses associated with those derivatives that do not qualify for hedge accounting treatment and does not include the ineffective portion of derivatives that are designated as hedging instruments.

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	December 31, 2011			December 31, 2010
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Fair value of derivatives—gross presentation	$73.4	$(327.9)	$(254.5)	$94.3	$(198.5)	$(104.2)
Effects of netting agreements	(40.2)	40.2	—	(52.2)	52.2	—

Fair value of derivatives—net presentation	$33.2	$(287.7)	$(254.5)	$42.1	$(146.3)	$(104.2)

Inputs to Fair Value Derivative Instruments

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our valuation of the financial assets and liabilities and their placement within the fair value hierarchy.

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Interest rate contracts	$—	$(242.6)	$—	$(242.6)	$—	$(38.8)	$—	$(38.8)
Commodity contracts:
Financial	—	(10.2)	(15.9)	(26.1)	—	(52.4)	(24.8)	(77.2)
Physical	—	—	4.2	4.2	—	—	3.4	3.4
Commodity options	—	—	10.0	10.0	—	(0.2)	8.6	8.4

Total	$—	$(252.8)	$(1.7)	$(254.5)	$—	$(91.4)	$(12.8)	$(104.2)

The table below provides a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities measured on a recurring basis from January 1, 2011 to December 31, 2011. No transfers of assets between any of the Levels occurred during the period.

	2011
	Commodity Financial Contracts	Commodity Physical Contracts	Commodity Options	Total
	(in millions)
Beginning balance as of January 1	$(24.8)	$3.4	$8.6	$(12.8)
Transfer out of Level 3(1)	—	—	—	—
Gains or losses
Included in earnings (or changes in net assets)	(25.6)	12.2	(0.8)	(14.2)
Included in other comprehensive income	(32.2)	—	(4.6)	(36.8)
Purchases, issuances, sales and settlements
Purchases	—	—	7.9	7.9
Settlements(2)	66.7	(11.4)	(1.1)	54.2

Ending balance as of December 31	$(15.9)	$4.2	$10.0	$(1.7)

Amount of changes in net assets attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(13.5)	$3.1	$6.2	$(4.2)

Amounts reported in operating revenue	$0.9	$—	$—	$0.9

(1)	Our policy is to recognize transfers as of the last day of the reporting period.

(2)	Settlements represent the realized portion of forward contracts.

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at December 31, 2011 and December 31, 2010.

	At December 31, 2011						At December 31, 2010
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
Portion of contracts maturing in 2012
Swaps
Receive variable/pay fixed	Natural Gas	3,011,992	$3.07	$5.76	$—	$(8.1)	$—	$(3.8)
	NGL	124,498	$43.45	$40.00	$0.4	$—	$—	$—
Receive fixed/pay variable	Natural Gas	4,890,720	$4.57	$3.12	$7.1	$—	$1.7	$(2.1)
	NGL	3,528,426	$54.30	$58.36	$6.3	$(20.6)	$8.0	$(7.6)
	Crude Oil	1,607,466	$89.39	$96.97	$3.5	$(15.6)	$—	$(10.7)
Receive variable/pay variable	Natural Gas	64,270,664	$3.16	$3.12	$2.8	$(0.8)	$1.0	$(0.8)
Physical Contracts
Receive variable/pay fixed	NGL	60,000	$70.17	$65.46	$0.3	$—	$—	$—
	Crude Oil	243,000	$98.88	$99.23	$0.2	$(0.3)	$—	$—
Receive fixed/pay variable	NGL	337,458	$81.28	$83.61	$0.3	$(1.0)	$—	$—
	Crude Oil	281,000	$97.19	$98.98	$0.1	$(0.6)	$—	$—
Receive variable/pay variable	Natural Gas	25,569,205	$3.17	$3.12	$1.2	$—	$0.6	$—
	NGL	5,354,492	$71.52	$70.58	$8.8	$(3.8)	$0.7	$—
	Crude Oil	1,247,728	$96.33	$96.64	$1.5	$(1.9)	$—	$—
Pay fixed	Power(4)	62,330	$31.94	$40.29	$—	$(0.5)	$—	$—
Portion of contracts maturing in 2013
Swaps
Receive variable/pay fixed	Natural Gas	93,066	$3.86	$5.19	$—	$(0.1)	$—	$—
Receive fixed/pay variable	Natural Gas	4,323,100	$5.16	$3.79	$5.9	$—	$3.3	$—
	NGL	1,176,010	$58.88	$65.97	$0.5	$(8.7)	$0.3	$(3.2)
	Crude Oil	1,086,605	$90.01	$95.78	$3.7	$(10.0)	$2.2	$(7.4)
Receive variable/pay variable	Natural Gas	31,070,000	$3.89	$3.87	$0.8	$(0.1)	$0.1	$(0.2)
Physical Contracts
Receive variable/pay variable	Natural Gas	8,632,582	$3.92	$3.86	$0.5	$—	$0.2	$—
	NGL	321,429	$57.08	$55.98	$0.4	$(0.1)	$—	$—
Pay fixed	Power(4)	42,924	$35.12	$42.82	$—	$(0.3)	$—	$—
Portion of contracts maturing in 2014
Swaps
Receive variable/pay fixed	Natural Gas	21,870	$4.29	$5.22	$—	$—	$—	$—
Receive fixed/pay variable	NGL	381,425	$77.58	$80.57	$0.8	$(1.9)	$—	$(1.1)
	Crude Oil	1,228,955	$94.27	$92.78	$4.9	$(3.1)	$—	$(2.8)
Receive variable/pay variable	Natural Gas	6,300,000	$4.34	$4.32	$0.1	$—	$—	$(0.1)
Physical Contracts
Receive variable/pay variable	Natural Gas	1,115,075	$4.44	$4.31	$0.1	$—	$—	$—
Pay fixed	Power(4)	58,608	$37.17	$46.58	$—	$(0.5)	$—	$—
Portion of contracts maturing in 2015
Swaps
Receive fixed/pay variable	NGL	109,500	$88.36	$83.02	$0.7	$(0.2)	$—	$(0.1)
	Crude Oil	865,415	$97.72	$91.05	$6.0	$(0.4)	$—	$(0.7)
Physical Contracts
Receive variable/pay variable	Natural Gas	1,115,075	$4.72	$4.60	$0.1	$—	$—	$—
Portion of contracts maturing in 2016
Swaps
Receive fixed/pay variable	Crude Oil	45,750	$99.31	$90.29	$0.4	$—	$—	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	745,420	$4.98	$4.85	$0.1	$—	$—	$—

(1)

Volumes of natural gas are measured in millions of British Thermal Units, or MMBtu, whereas volumes of NGL and crude oil are measured in barrels, or Bbl. Our power purchase agreements are measured in Megawatt hours, or MWh.

(2)	Weighted average prices received and paid are in $/MMBtu for natural gas, $/Bbl for NGL and crude oil and $/MWh for power.

(3)

The fair value is determined based on quoted market prices at December 31, 2011 and December 31, 2010, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $0.8 million of losses and $0.6 million of gains at December 31, 2011 and December 31, 2010, respectively.

(4)	For physical power, the receive price shown represents the index price used for valuation purposes.

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at December 31, 2011 and 2010.

	At December 31, 2011						At December 31, 2010
			Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)			Asset	Liability	Asset	Liability
Portion of option contracts maturing in 2012
Puts (purchased)	NGL	1,467,332	$43.16	$45.66	$7.3	$—	$3.9	$—
	Crude Oil	64,050	$99.00	$98.73	$0.7	$—	$—	$—
Portion of option contracts maturing in 2013
Puts (purchased)	Natural Gas	1,642,500	$4.18	$3.79	$1.2	$—	$—	$—
	NGL	183,250	$26.25	$25.13	$0.9	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.

(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.

(3)

The fair value is determined based on quoted market prices at December 31, 2011 and December 31, 2010, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $0.1 million of losses at December 31, 2011 and $0.1 million of losses at December 31, 2010.

Fair Value Measurements of Interest Rate Derivatives

We enter into interest rate swaps, caps and derivative financial instruments with similar characteristics to manage the cash flow associated with future interest rate movements on our indebtedness. The following table provides information about our current interest rate derivatives for the specified periods.

	Accounting Treatment			Fair Value(2) December 31,
Date of Maturity & Contract Type		Notional	Average Fixed Rate(1)	2011	2010
		(dollars in millions)
Contracts maturing in 2013
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$800	3.24%	$(42.2)	$(51.8)
Interest Rate Swaps—Pay Fixed	Non-qualifying	$125	4.35%	$(6.8)	$(10.7)
Interest Rate Swaps—Pay Float	Non-qualifying	$125	4.75%	$7.5	$11.9

Contracts maturing in 2014
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$200	0.56%	$0.2	$—

Contracts maturing in 2015
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$300	2.43%	$(4.7)	$1.9

Contracts maturing in 2017
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$500	2.21%	$(5.8)	$—

Contracts settling prior to maturity
2011—Pre-issuance Hedges(3)	Cash Flow Hedge	$300	2.92%	$—	$23.4
2012—Pre-issuance Hedges	Cash Flow Hedge	$600	4.56%	$(123.7)	$(13.7)
2013—Pre-issuance Hedges	Cash Flow Hedge	$500	3.98%	$(63.1)	$(0.3)
2014—Pre-issuance Hedges	Cash Flow Hedge	$750	3.15%	$(23.4)	$—

(1)	Interest rate derivative contracts are based on the one-month or three-month London Inter-Bank Offered Rate, or LIBOR.

(2)

The fair value is determined from quoted market prices at December 31, 2011 and 2010, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $19.4 million of gains at December 31, 2011 and $0.5 million of gains at December 31, 2010.

(3)	Settled in connection with the issuance of our 2021 Notes.

17.    INCOME TAXES

We are not a taxable entity for United States federal income tax purposes, or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our unitholders through the allocation of taxable income. Our income tax expense results from the enactment of state income tax laws that apply to entities organized as partnerships by the States of Texas and Michigan that are based upon many but not all items included in net income. We report these taxes as income taxes as set forth in the authoritative accounting guidance.

On May 25, 2011, the Governor of Michigan signed legislation implementing a new corporate income tax system. The new tax system became effective January 1, 2012 and repealed the Michigan Business Tax, or MBT, which imposed tax on individuals, LLCs, trusts, partnerships, S corporations, and C corporations and replaces it with the Michigan Corporate Income Tax, or CIT. The CIT only taxes entities classified as C Corporations, therefore, the Partnership is excluded from the CIT and will no longer pay Michigan income taxes beginning in 2012. Due to this change, we reversed deferred tax liabilities of $1.2 million that were previously recognized on our consolidated statements of financial position, which decreased “Income tax expense” in our consolidated statements of income for the twelve month periods ended December 31, 2011, to reflect the tax associated with the difference between the net basis in assets and liabilities for financial and state tax reporting related to Michigan income taxes.

Our income tax expense is $5.5 million, $7.9 million and $8.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. We computed our income tax expense by applying a Texas state income tax rate to modified gross margin and a Michigan state income tax rate to modified gross receipts. The Texas state income tax rate was 0.5% for the years ended December 31, 2011, 2010 and 2009. The Michigan state income tax rate was 0.2% for the years ended December 31, 2011 and 2010 and 0.1% for the year ended December 31, 2009. Our income tax expense represents effective tax rates as applied to pretax book income of 0.9%, (4.1%) and 2.6% for December 31, 2011, 2010 and 2009, respectively. The effective tax rate for the Partnership is calculated by dividing the income tax expense by the pretax net book income or loss. The income base for calculating income tax expense is modified gross margin for Texas or modified gross receipts for Michigan rather than net book income or loss. The negative effective tax rate for 2010 results from pretax net book losses are coupled with positive income tax expense.

At December 31, 2011 and 2010 we have included a current income tax payable of $7.2 million and $7.9 million in “Property and other taxes payable,” respectively. In addition, at December 31, 2011 and December 31, 2010, we have included a deferred income tax liability of $2.8 million and $3.6 million, respectively, in “Other long-term liabilities,” on our consolidated statements of financial position to reflect the tax associated with the difference between the net basis in assets and liabilities for financial and state tax reporting.

For the years ended December 31, 2011, 2010 and 2009, we paid $7.4 million, $6.5 million and $5.4 million in income taxes, respectively. As of December 31, 2011, we have no liability reported for unrecognized tax benefits.

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

	December 31,
	2011	2010
	(in millions)
Net book basis of assets in excess of tax basis	$(3.0)	$(4.1)
Net book losses on derivatives not recognized for tax purposes	0.2	0.5

Net deferred tax liability	$(2.8)	$(3.6)

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for calendar years ended December 2010, 2009, and 2008.

18.    OIL MEASUREMENT ADJUSTMENTS

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

In June 2011, we recognized $52.2 million for settlement of a dispute with a shipper on our Lakehead crude oil pipeline system. We received the cash for that settlement in July 2011. The dispute related to oil measurement adjustments we had previously recognized in prior years and was therefore recorded to “Oil measurement adjustments,” as a reduction to operating expenses, for the year ended December 31, 2011 in our consolidated statements of income.

19.    SEGMENT INFORMATION

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

Each of our reportable segments is a business unit that offers different services and products that is managed separately, since each business segment requires different operating strategies. We have segregated our business activities into three distinct operating segments:

•	Liquids;

•	Natural Gas; and

•	Marketing.

The following tables present certain financial information relating to our business segments and corporate activities:

	As of and for the year ended December 31, 2011
	Liquids	Natural Gas	Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$1,286.7	$7,149.3	$2,173.5	$—	$10,609.5
Less: Intersegment revenue	1.3	1,456.8	41.6	—	1,499.7

Operating revenue	1,285.4	5,692.5	2,131.9	—	9,109.8
Cost of natural gas	—	4,973.8	2,126.3	—	7,100.1
Environmental costs, net of recoveries	(112.9)	(0.4)	—	—	(113.3)
Oil measurement adjustments	(63.4)	—	—	—	(63.4)
Operating and administrative	303.6	392.9	6.3	2.2	705.0
Power	144.8	—	—	—	144.8
Depreciation and amortization	197.1	142.6	0.1	—	339.8

	469.2	5,508.9	2,132.7	2.2	8,113.0

Operating income (loss)	816.2	183.6	(0.8)	(2.2)	996.8
Interest expense	—	—	—	320.6	320.6
Other income	—	—	—	6.5	6.5

Income (loss) from continuing operations before income tax expense	816.2	183.6	(0.8)	(316.3)	682.7
Income tax expense	—	—	—	5.5	5.5

Net income (loss)	816.2	183.6	(0.8)	(321.8)	677.2
Less: Net income attributable to the noncontrolling interest	—	—	—	53.2	53.2

Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$816.2	$183.6	$(0.8)	$(375.0)	$624.0

Total assets	$6,157.1	$4,669.9	$179.4	$363.7	$11,370.1

Capital expenditures (excluding acquisitions)	$654.0	$432.8	$—	$9.8	$1,096.6

(1)

Corporate consists of interest expense, interest income, allowance for equity during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.

	As of and for the year ended December 31, 2010
	Liquids	Natural Gas	Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$1,173.6	$5,745.7	$2,379.1	$—	$9,298.4
Less: Intersegment revenue	1.8	1,515.6	44.9	—	1,562.3

Operating revenue	1,171.8	4,230.1	2,334.2	—	7,736.1
Cost of natural gas	—	3,641.9	2,321.4	—	5,963.3
Environmental costs, net of recoveries	600.8	—	—	—	600.8
Oil measurement adjustments	5.6	—	—	—	5.6
Operating and administrative	259.9	303.6	8.9	4.1	576.5
Power	141.1	—	—	—	141.1
Depreciation and amortization	178.8	132.2	0.2	—	311.2
Impairment charge	10.3	—	—	—	10.3

	1,196.5	4,077.7	2,330.5	4.1	7,608.8

Operating income (loss)	(24.7)	152.4	3.7	(4.1)	127.3
Interest expense	—	—	—	274.8	274.8
Other income	—	—	—	17.5	17.5

Income (loss) from continuing operations before income tax expense	(24.7)	152.4	3.7	(261.4)	(130.0)
Income tax expense	—	—	—	7.9	7.9

Net income (loss)	(24.7)	152.4	3.7	(269.3)	(137.9)
Less: Net income attributable to the noncontrolling interest	—	—	—	60.6	60.6

Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(24.7)	$152.4	$3.7	$(329.9)	$(198.5)

Total assets	$5,467.6	$4,494.1	$237.8	$241.5	$10,441.0

Capital expenditures (excluding acquisitions)	$427.7	$279.9	$—	$8.6	$716.2

(1)

Corporate consists of interest expense, interest income, allowance for equity during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.

	As of and for the year ended December 31, 2009
	Liquids	Natural Gas	Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$972.2	$3,965.8	$2,164.3	$—	$7,102.3
Less: Intersegment revenue	0.4	1,344.9	25.2	—	1,370.5

Operating revenue	971.8	2,620.9	2,139.1	—	5,731.8
Cost of natural gas	—	2,091.5	2,089.3	—	4,180.8
Environmental costs, net of recoveries	1.3	1.1	—	—	2.4
Oil measurement adjustments	1.3	—	—	—	1.3
Operating and administrative	245.8	287.5	6.4	5.2	544.9
Power	128.1	—	—	—	128.1
Depreciation and amortization	133.3	123.0	1.4	—	257.7
Impairment charge	—	—	—	—	—

	509.8	2,503.1	2,097.1	5.2	5,115.2

Operating income (loss)	462.0	117.8	42.0	(5.2)	616.6
Interest expense	—	—	—	228.6	228.6
Other income	—	—	—	13.4	13.4

Income (loss) from continuing operations before income tax expense	462.0	117.8	42.0	(220.4)	401.4
Income tax expense	—	—	—	8.5	8.5

Income (loss) from continuing operations	462.0	117.8	42.0	(228.9)	392.9
Loss from discontinued operations	—	(64.9)	—	—	(64.9)

Net income (loss)	462.0	52.9	42.0	(228.9)	328.0
Less: Net income attributable to the noncontrolling interest	—	—	—	11.4	11.4

Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$462.0	$52.9	$42.0	$(240.3)	$316.6

Total assets	$5,179.0	$3,306.8	$242.9	$259.6	$8,988.3

Capital expenditures (excluding acquisitions)	$1,149.1	$125.0	$—	$18.0	$1,292.1

(1)

Corporate consists of interest expense, interest income, allowance for equity during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.

20.    REGULATORY MATTERS

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

Southern Access Pipeline

For 2011, we over collected revenue for our Southern Access Pipeline because the actual volumes were higher than the forecast volumes used to calculate the toll surcharge. As a result, for the year ended December 31, 2011, we reduced our revenues by $21.9 million on our consolidated statement of income with a corresponding regulatory liability on our consolidated statement of financial position at December 31, 2011 for the differences in transportation volumes. The amounts will be refunded through our tolls beginning April 2012 when we update our transportation rates to account for the higher than estimated delivered volumes.

For 2010, we over collected revenue for our Southern Access Pipeline because the actual volumes were higher than the forecast volumes used to calculate the toll surcharge. In addition, the actual costs recognized in 2010 were lower than the forecasted costs used to calculate the toll charge. As a result, for the year ended December 31, 2010, we reduced our revenues by $3.6 million on our consolidated statements of income with a corresponding regulatory liability on our consolidated statements of financial position at December 31, 2010 for the amounts we over collected. We began to amortize this regulatory liability on a straight-line basis during 2011 to recognize the amounts we previously collected as revenue due to the lower toll rate in 2011 and to account for the over collected amounts. For the year ended December 31, 2011, we increased our revenues by $3.6 million on our consolidated statement of income with a corresponding amount reducing the regulatory liability on our consolidated statement of financial position at December 31, 2011 for the amounts we over collected. The amounts are being refunded to our customers through our tolls, which began in April 2011 when our transportation rates, which account for the higher delivered volumes and lower costs than estimated, became effective.

For the year ended December 31, 2009, we recognized $7.5 million of additional revenue on our consolidated statements of income. During 2009, we under collected revenue for our Southern Access Pipeline in part because actual volumes were lower than the forecast volumes used to calculate the toll surcharge, resulting in a regulatory receivable, the balance of which was $2.1 million, on our consolidated statement of financial position as of December 31, 2010. We collected the $2.1 million regulatory receivable in the first quarter of 2011.

Alberta Clipper Pipeline

For 2011, we have over collected revenue on our Alberta Clipper Pipeline because the actual volumes were higher than the forecast volumes used to calculate the toll surcharge. Offsetting the impact from the difference in volumes were actual costs recognized in 2011 that were higher than the forecasted costs used to calculate the toll charge. As a result, for the year ended December 31, 2011, we reduced our revenues by $31.8 million on our consolidated statement of income with a corresponding increase in the regulatory liability on our consolidated statement of financial position at December 31, 2011 for the differences in transportation volumes and costs. We will begin to reimburse these amounts to our customers in April 2012 when we update our transportation rates to account for the higher delivered volumes and higher costs than estimated.

For 2010, we over collected revenue on our Alberta Clipper Pipeline because the actual operating costs recognized in 2010 were lower than the forecasted costs used to calculate the toll charge. For the year ended December 31, 2010, we had reduced our revenues by $10.1 million on our consolidated statements of income with a corresponding regulatory liability on our consolidated statements of financial position for the difference in costs. We began to amortize this regulatory liability on a straight-line basis during 2011 to recognize the amounts we previously collected as revenue due to the lower toll rate in 2011 and to account for the over collected amounts. For the year ended December 31, 2011, we increased our revenues by $10.1 million on our consolidated statement of income with a corresponding amount reducing the regulatory liability on our consolidated statement of financial position at December 31, 2011 for the over collected amounts. The amounts are being refunded to our customers through transportation rates, which became effective in April 2011 and account for the lower costs than estimated.

In April 2010, the Alberta Clipper Pipeline was completed and we began depreciating this regulated asset over the 30 year contract period. Under the authoritative accounting provisions applicable to regulated operations, we are permitted to capitalize and recover costs for rate-making purposes that include an allowance for equity costs during construction, referred to as AEDC. In connection with the construction of the Alberta Clipper Pipeline, we have recorded AEDC in “Property, plant and equipment, net” on our consolidated statements of financial position in amounts totaling $27.9 million at December 31, 2010. Related to the recognition of AEDC, we also recorded $15.3 million of “Other income” in our consolidated statements of income for the year ended December 31, 2010. We also recorded an allowance for interest during construction, or AIDC, that was $4.8 million for the year ended December 31, 2010.

Regulatory Liability for Southern Lights Pipeline In-Service Delay

In December 2006, as part of the regulatory approval process for its pipeline, Enbridge Pipelines (Southern Lights) L.L.C., or Southern Lights, agreed to the request made by the Canadian Association of Petroleum Producers, referred to as CAPP, to delay the in-service date of its pipeline from January 1, 2010 to July 1, 2010. In exchange for Southern Light’s postponement of the in-service date of its pipeline, CAPP agreed to reimburse Southern Lights for any carrying costs incurred during this period as a result of the delayed in-service date. The carrying costs were collected by us through the transportation rates charged on our Lakehead system beginning on April 1, 2010. As of December 31, 2011, we had $26.4 million recorded as a regulatory liability on our consolidated statement of financial position for amounts we over collected in connection with the Southern Lights in-service delay. We will reduce the transportation rates we charge the shippers in the future for the additional amounts we collected beginning in April 2012 when we update the transportation rates on our Lakehead system.

FERC Transportation Tariffs

Effective April 1, 2011, we filed our annual tariff rate adjustment with the FERC to reflect true-ups for the difference between estimated and actual cost and throughput data for the prior year and our projected costs and throughput for 2011 related to our expansion projects. Also included was a supplement to our FSM for recovery of the costs related to the 2010 and 2011 Line 6B Integrity Program, including costs associated with the PHMSA Corrective Action Order and as discussed in Note 13. Commitments and Contingencies—Pipeline Integrity Plan. The FSM, which was approved in July 2004, is a component of our Lakehead system’s overall rate structure and allows for the recovery of costs for enhancements or modifications to our Lakehead system.

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

Effective July 1, 2011, we increased the rates for transportation on our Lakehead, North Dakota and Ozark systems in compliance with the indexed rate ceilings allowed by the FERC. In May 2011, the FERC determined that the annual change in the Producer Price Index for Finished Goods, or PPI-FG, plus 2.65 percent (PPI-FG + 2.65 percent) should be the oil pricing index for the five year period ending July 2016. The index is used to establish rate ceiling levels for oil pipeline rate changes. The increase in rates is due to an increase in the Producer Price Index for Finished Goods as compared with prior periods. For our Lakehead system, indexing applies only to the base rates and does not apply to the SEP II, Terrace and Facilities surcharges, which include the Southern Access Pipeline and Alberta Clipper Project.

Effective December 19, 2011, we modified the terms of our transportation tariff on our Ozark system to implement a lottery process to allocate new shipper capacity if and when the number of new shippers nominating on the system precludes any individual new shipper from being allocated a minimum batch. Additionally, we increased the minimum accepted batch size from 10,000 Bpd to 30,000 Bpd to ensure accurate delivery measurement.

21.    SUBSEQUENT EVENTS

Distribution to Partners

On January 30, 2012, the board of directors of Enbridge Management declared a distribution payable to our partners on February 14, 2012. The distribution was paid to unitholders of record as of February 7, 2012, of our available cash of $180.3 million at December 31, 2011, or $0.5325 per limited partner unit. Of this distribution, $159.4 million was paid in cash, $20.5 million was distributed in i-units to our i-unitholder and $0.4 million was retained from our General Partner in respect of the i-unit distribution to maintain its two percent general partner interest.

Distribution to Series AC Interests

On January 30, 2012, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC, declared a distribution payable to the holders of the Series AC general and limited partner interests. The OLP paid $15.8 million to the noncontrolling interest in the Series AC, while $7.9 million was paid to us.

Lakehead Line 5 Crude Oil Release and Pressure Restrictions

On February 15, 2012, a release of crude oil was detected on Line 5 of our Lakehead system near the town of Sterling, Michigan. The volume of the oil released was approximately 3 barrels, which was contained to an area surrounding the crude oil release. Line 5 was restarted on February 17, 2012 with pressure restrictions that are expected to be of short duration. We do not believe these pressure restrictions will have a material impact to our operating revenue revenues in 2012.

22.    SUPPLEMENTAL CASH FLOWS INFORMATION

The following table provides supplemental information for the item labeled “Other” in the “Cash provided by operating activities” section our consolidated statements of cash flows.

	December 31,
	2011	2010	2009
	(in millions)
Discount accretion	$0.7	$0.5	$0.6
Amortization of debt issuance and hedging costs	19.2	20.6	17.3
Deferred income taxes	(1.1)	0.5	1.2
Allowance for equity used during construction	—	(15.3)	(12.6)
Allowance for doubtful accounts	0.6	—	—
Gain on sale of CO2 plant	(1.5)	—	—
Other	2.6	3.4	0.7

	$20.5	$9.7	$7.2

23.    RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Accounting Standards Update—Fair Value Measurement

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, as part of the FASB’s joint project with the International Accounting Standards Board, or IASB, to achieve common fair value measurement and disclosure requirements in United States generally accepted accounting principles, or GAAP, and International Financial Reporting Standards, or IFRS. The key changes relevant to our business include enhanced disclosures requiring additional information about unobservable inputs and valuation methods utilized and requiring the fair value hierarchy level of assets and liabilities not recorded at fair value but where fair value disclosure is required.

The accounting update is effective for the first reporting period beginning after December 15, 2011, with early application prohibited. The guidance will require prospective application. The adoption of this pronouncement is not anticipated to have a material impact on our financial statements.

Accounting Standards Update—Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards No. 2011-05, Presentation of Comprehensive Income, as part of the FASB’s joint project with the IASB, requiring presentation of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity and the disclosure of reclassification adjustments in the footnotes. The guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation. The accounting update is effective for the first reporting period beginning after December 15, 2011.

In December 2011, the FASB issued an amendment, Accounting Standards No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update No. 2011-05, deferring the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. As such, entities will continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before adoption of the new standard. The deferral is effective at the same time that the new standard is adopted.

Accounting Standards Update—Testing Goodwill for Impairment

In September 2011, the FASB issued Accounting Standards No. 2011-08, Testing Goodwill for Impairment, which is intended to reduce the overall costs and the complexity of impairment testing. The standard allows an entity to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The standard does not change the current two-step test and applies to all entities that have goodwill reported in their financial statements. The standard will be effective for fiscal years beginning after December 15, 2011.

Accounting Standards Update—Balance Sheet Offsetting

In December 2011, the FASB issued Accounting Standards No. 2011-11, Disclosures about Offsetting Assets and Liabilities, as part of the FASB’s joint project with the IASB, which requires an entity to disclose information about offsetting and related arrangements. The standard will enable users of financial statements to understand the effect that offsetting and related arrangements have on an entity’s financial position. The standard will be effective for annual reporting periods beginning on or after January 1, 2013, with required disclosures presented retrospectively for all comparative period presented.

24.    QUARTERLY FINANCIAL DATA (Unaudited)

	First(3)	Second(3)(5)	Third(3)	Fourth(1)(3)(4)	Total
	(in millions, except per unit amounts)
2011 Quarters
Operating revenue	$2,288.9	$2,372.0	$2,372.2	$2,076.7	$9,109.8
Operating income	$207.5	$250.4	$215.6	$323.3	$996.8
Net income	$131.8	$171.0	$134.8	$239.6	$677.2
Net income attributable to noncontrolling interest	$14.7	$14.1	$12.2	$12.2	$53.2
Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$117.1	$156.9	$122.6	$227.4	$624.0
Net income per limited partner unit	$0.38	$0.51	$0.36	$0.64	$1.99

2010 Quarters
Operating revenue	$1,931.2	$1,747.4	$1,889.3	$2,168.2	$7,736.1
Operating income (loss)	$170.8	$226.6	$(312.7)	$42.6	$127.3
Net income (loss)	$126.1	$154.5	$(386.3)	$(32.2)	$(137.9)
Net income attributable to noncontrolling interest	$10.7	$14.5	$20.1	$15.3	$60.6
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$115.4	$140.0	$(406.4)	$(47.5)	$(198.5)
Net income (loss) per limited partner unit(1)(2)	$0.42	$0.51	$(1.75)	$(0.27)	$(1.09)

(1)	In the fourth quarter of 2010, we recognized $120.0 million of additional costs related to the crude oil release on Line 6B as discussed in Note 13. Commitments and Contingencies.

(2)	Quarterly net income (loss) per limited partner units for 2010, are presented retrospectively applying the April 21, 2011 two-for-one split of our units.

(3)

In 2011, we recognized $35.0 million, $140.0 million and $40.0 million of additional costs during the second, third and fourth quarters, respectively, related to the crude oil release on Line 6B. In 2011, we also recognized $35.0 million, $15.0 million, $85.0 million and $200.0 million of environmental insurance recoveries during the first, second, third and fourth quarters, respectively, related to the crude oil release on Line 6B.

(4)

In the fourth quarter of 2011, we recognized approximately $18 million of additional expense, net related to accounting misstatements discussed in Note 14. Trucking and NGL Marketing Business Accounting Matters.

(5)

Operating results for the year ended December 31, 2011 were affected by $52.2 million we received in the second quarter of 2011 for the settlement of a dispute related to oil measurement losses, which we recognized as a reduction to operating expenses.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

BACKGROUND

In September of 2011, management began investigating possible conflict of interest transactions associated with our wholly-owned trucking and NGL marketing subsidiary. As part of that process, our Audit, Finance & Risk Committee engaged outside counsel, who in turn engaged a forensic accounting firm, to assist with its investigation. In January 2012, employees working on behalf of the trucking and NGL marketing subsidiary informed our management of accounting misstatements associated with the financial statement recognition of product purchases made by the local management responsible for operating the subsidiary and certain of its staff. Management of the Partnership and the Audit, Finance & Risk Committee expanded their respective investigations which revealed accounting misstatements that led to further investigation by our management and the Audit Committee. The investigations have been concluded, pursuant to which management learned that local management and certain staff at the subsidiary engaged in intentional misconduct and collusion that resulted in accounting misstatements associated with the recognition of product purchases and sales.

The accounting misstatements occurred over a period from 2005 through 2011 and resulted in an overstatement of the Partnership’s earnings through December 31, 2011 by a cumulative aggregate amount of approximately $18 million, prior to their correction. The maximum cumulative aggregate overstatement of earnings occurred at December 31, 2010 in an amount of approximately $33 million, which was reduced by local management of the subsidiary during 2011 to $18 million. The accounting misstatements resulted from intentional misconduct and collusion by local management responsible for operating our trucking and NGL marketing subsidiary and certain of its staff to align the financial performance of the subsidiary with its budget. This intentional misconduct and collusion violated our policies and procedures, including falsifying documents, and negatively influencing the subsidiary’s employees with respect to compliance with our policies. In addition, the intentional misconduct and collusion circumvented our control processes otherwise in place, which precluded our ability to timely detect and correct the accounting misstatements.

We determined that these misstatements had no material effect on our consolidated financial statements for the current or any prior years during which the activities above occurred. The effect of correcting these accounting misstatements is discussed in the Natural Gas segment discussion included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 14. Trucking and NGL Marketing Business Accounting Matters of Item 8. Financial Statements and Supplementary Data.

DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Exchange Act within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting, audit and other services on our behalf. Management performed additional analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with generally accepted accounting principles. These procedures included, among others, review of subsequent disbursements testing, and review of financial records, systems and electronic data for unusual transactions. Accordingly, management concluded that the financial statements in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented, in accordance with U.S. generally accepted accounting principles.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).

The Partnership’s internal control over financial reporting is a process designed under the supervision and with the participation of our principal executive officer and principal financial officer, and effected by the board of directors of our General Partner, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Partnership’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011, with the participation of our principal executive officer and principal financial officer, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified control deficiencies as of December 31, 2011 described below that represented a material weakness in internal control over financial reporting. We did not maintain an effective control environment at our wholly-owned trucking and NGL marketing subsidiary and our monitoring of the effectiveness of those controls at that subsidiary was not sufficient to deter or detect that they had been circumvented. An effective control environment is the foundation on which all other components of internal control are based. Specifically:

•	An appropriate tone and control culture was not in place associated with the referenced subsidiary, in that certain of its management and employees engaged in intentional misconduct and collusion that violated our policies and procedures, as well as circumvented, through local management’s override of, our control processes otherwise in place. Further, these activities were not detected in a timely manner.

•

The controls associated with the referenced subsidiary were not effective to ensure that all of the assets and liabilities of the subsidiary were recorded accurately and timely in the instance of collusion by local management and staff.

•

The control associated with monitoring the control activities at the referenced subsidiary was not sufficient to detect or deter circumvention of accounting controls or accounting misstatements at the referenced subsidiary in a timely manner.

This material weakness resulted in out of period adjustments which impacted the accrued purchases, cost of natural gas (including natural gas liquids), inventory, accrued receivables and operating revenue financial statement accounts. Additionally, this material weakness, if not remediated, could result in mistatements to any of our financial statement accounts which would result in a material misstatement of our annual or interim consolidated financial statements which would not be prevented or detected.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2011, beginning on page 114.

REMEDIATION

Management, with the participation of the principal executive officer and principal financial officer, is committed to remediating the material weakness identified above by implementing changes to the Partnership’s internal control over financial reporting related to the referenced subsidiary. Management has implemented, or is in the process of implementing, the following changes to the Partnership’s internal control systems and procedures related to the referenced subsidiary:

Changes Made in the Fourth Quarter of 2011

•	Management at the subsidiary separated from the organization, and an interim manager of operations was appointed.

•	We added an additional layer of review of payments and accounting activities at the subsidiary.

Changes Made To Date in 2012

•	An interim accounting manager of the subsidiary has been appointed.

•	We have implemented new centralized reporting structures for various groups, including risk management and information technology.

Changes in Process

•	We are centralizing critical control functions, including accounting, contract administration, and risk management into the Partnership’s corporate office.

•	We will re-train personnel at the referenced subsidiary on our statement of Business Conduct, and Whistleblower, and Conflicts of Interest policies.

Certain of the remediation measures described above are subject to our internal controls assessment, testing and evaluation processes. We believe that these measures will remediate the identified material weakness and strengthen internal control over financial reporting. As we continue to evaluate and enhance our internal control over financial reporting, we may determine that additional measures need to be taken to address the material weakness or that we need to modify or otherwise adjust the remediation measures described above.

INHERENT LIMITATIONS OVER INTERNAL CONTROLS

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	The design of a control system must consider the benefits of controls relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations are known features of the financial reporting process, and while it is possible to design into the process safeguards to reduce the risk, it is not possible to completely eliminate the risk.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

The changes to our internal control over financial reporting described above under “Remediation—Changes Made in the Fourth Quarter of 2011” occurred during the fourth fiscal quarter of 2011. These changes have materially affected the Partnership’s internal control over financial reporting as it relates to the referenced subsidiary.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We are a limited partnership and have no officers or directors of our own. Set forth below is certain information concerning the directors and executive officers of the General Partner and of Enbridge Management as the delegate of the General Partner under a delegation of control agreement among us, the General Partner and Enbridge Management. All directors of the General Partner are elected annually and may be removed by Enbridge Pipelines Inc., as the sole shareholder of the General Partner, an indirect and wholly-owned subsidiary of Enbridge. All directors of Enbridge Management were elected and may be removed by the General Partner, as the sole holder of Enbridge Management’s voting shares. All officers of the General Partner and Enbridge Management serve at the discretion of the boards of directors of the General Partner and Enbridge Management, respectively. All directors and officers of the General Partner hold identical positions in Enbridge Management, except for Mark A. Maki and Terrance L. McGill.

Name	Age	Position
Directors and Executive Officers:
Martha O. Hesse	69	Director and Chairman of the Board
Jeffrey A. Connelly	65	Director
J. Herbert England	65	Director
Dan A. Westbrook	59	Director
Mark A. Maki	47	President of Enbridge Management, Senior Vice President of General Partner and Director
Terrance L. McGill	57	President of General Partner, Senior Vice President of Enbridge Management and Director
Al Monaco	52	Executive Vice President—Gas Pipelines, Green Energy & International and Director
Stephen J. Wuori	54	Executive Vice President—Liquids Pipelines and Director

Officers:
Richard L. Adams	47	Vice President—U.S. Operations, Liquids Pipelines
Janet L. Coy	54	Vice President—Natural Gas Marketing
E. Chris Kaitson	55	Vice President—Law
John A. Loiacono	49	Vice President—Commercial Activities
Susan E. Miller	54	Vice President—Integrity
Byron C. Neiles	46	Vice President—Major Projects
Stephen J. Neyland	44	Vice President—Finance
Kerry C. Puckett	50	Vice President—Engineering and Operations, Gathering and Processing
William M. Ramos	52	Controller
Allan M. Schneider	53	Vice President—Regulated Engineering and Operations
Bruce A. Stevenson	56	Corporate Secretary
David K. Wudrick	48	Treasurer
Leon A. Zupan	56	Vice President—Operations, Liquids Pipelines

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

Ms. Hesse’s contribution to the Board is enhanced by her experience as the former Chairman of the FERC and as an Assistant Secretary with the Department of Energy in Washington, D.C. particularly since many of our operations are federally regulated. Her government experience in combination with her banking and gas marketing experience fits well with our strategic direction.

Jeffrey A. Connelly

Jeffrey A. Connelly was elected a director of the General Partner and Enbridge Management in January 2003 and serves as the Chairman of the Audit, Finance & Risk Committee. Mr. Connelly served as Executive Vice President, Senior Vice President and Vice President of the Coastal Corporation from 1988 to 2001.

Mr. Connelly brings significant financial experience to our Board because of his experience as the former Treasurer and other executive roles with Coastal Corporation, a former Fortune 500 Company whose principal business segments included gathering, processing, storage, and distribution of natural gas; oil refining and marketing; oil exploration and production; electric power production; and coal mining. He also served as the chief executive officer for several wholly owned Coastal subsidiaries.

J. Herbert England

J. Herbert England was elected a director of the General Partner and Enbridge Management in July 2010 and serves on the Audit, Finance & Risk Committee. Mr. England also serves on the Enbridge board of directors and the board of directors of FuelCell Energy, Inc. He has been Chair & Chief Executive Officer of Stahlman-England Irrigation Inc. (contracting company) in southwest Florida since 2000. From 1993 to 1997, Mr. England was the Chair, President & Chief Executive Officer of Sweet Ripe Drinks Ltd. (fruit beverage manufacturing company). Prior to 1993, Mr. England held various executive positions with John Labatt Limited (brewing company) and its operating companies, Catelli Inc. (food manufacturing company) and Johanna Dairies Inc. (dairy company).

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

Mr. Maki progressed through a series of accounting and financial roles of increasing responsibility during his 26 years with Enbridge, in the United States and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry Mr. Maki provides our Board with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

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

As the President of the General Partner, Mr. McGill gives our Board insight and in-depth knowledge of our industry and our specific operations and strategies. He also provides leadership skills, pipeline operations and management expertise and knowledge of our local community and business environment, which he has gained through his long career in the oil and gas industry.

Al Monaco

Al Monaco was elected as a director of the General Partner and Enbridge Management in October 2010 and simultaneously resigned as an officer of these entities. In April of 2011, he was elected as Executive Vice President—Gas Pipelines, Green Energy & International of the General Partner and Enbridge Management. He also serves as President of Enbridge since February 2012 and prior to that as, President, Gas Pipelines, Green Energy & International of Enbridge since October 2010. Previously, Mr. Monaco was elected Executive Vice President, Major Projects of the General Partner and Enbridge Management in January 2008 and held similar responsibilities with Enbridge. Prior to that, Mr. Monaco was President of Enbridge Gas Distribution Inc., a subsidiary of Enbridge, from September 2006, Senior Vice President, Planning & Development, Enbridge from June 2003, and Vice President, Financial Services, of Enbridge from February 2002. Mr. Monaco was Treasurer of the General Partner from February 2002 and Enbridge Management from its formation until his resignation from those positions in April 2003.

Since 1995, Mr. Monaco has held multiple roles of increasing financial and managerial responsibility during his career with Enbridge. Mr. Monaco brings the Board pipeline industry experience, extensive knowledge in the areas of investor relations, treasury and corporate finance, as well as leadership skills and knowledge of his local community and business environment.

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

E. Chris Kaitson was elected Vice President, Law of the General Partner and Enbridge Management in May 2007. He also currently serves as Deputy General Counsel of Enbridge. Prior to that, he was Assistant General Counsel and Assistant Secretary of the General Partner and Enbridge Management from July 2004. He served as Corporate Secretary of the General Partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until it was acquired by Enbridge in May 2001.

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

Byron C. Neiles was elected Vice President—Major Projects of the General Partner and Enbridge Management in October 2010. Mr. Neiles was named Senior Vice President—Major Projects of Enbridge in November 2011 and previously served Enbridge as Vice President in the Major Projects division since April 2008, prior to which he was Vice President of Enbridge Gas Distribution from 2003 to 2008. Mr. Neiles joined Enbridge in 1994.

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

Leon A. Zupan was elected Vice President—Operations, Liquids Pipelines of the General Partner and Enbridge Management in July 2004, and is President—Gas Pipelines of Enbridge since February 2012 and prior to that as Senior Vice President—Operations of Enbridge. Mr. Zupan previously served as Vice President, Operations of Enbridge from 2004 and Vice President, Development & Services for Enbridge Pipelines from 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10 percent beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2011 and prior years were timely made.

GOVERNANCE MATTERS

We are a “controlled company,” as that term is used in NYSE Rule 303A, because all of our voting shares are owned by the General Partner. Because we are a controlled company, the NYSE listing standards do not require that we or the General Partner have a majority of independent directors or a nominating or compensation committee of the General Partner’s board of directors.

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 21, 2011.

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

We also have a Statement of Business Conduct applicable to all of our employees, officers and directors. A copy of the Statement of Business Conduct is available on our website at www.enbridgepartners.com. We post on our website any amendments to or waivers of our Statement of Business Conduct, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to this information through such postings. Additionally, this material is available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Partners, L.P., 1100 Louisiana Street, Suite 3300, Houston, TX 77002.

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

Since we do not have direct employees or directors, and our General Partner and Enbridge Management do not have responsibility for approving the elements of compensation for the NEOs, we, our General Partner and Enbridge Management do not have compensation policies. The compensation policies and philosophy of Enbridge govern the types and amounts of compensation of each of the NEOs. The NEOs at December 31, 2011 were:

•	Terrance L. McGill, President of Enbridge Energy Company, Inc., Senior Vice President of Enbridge Management and Director

•	Mark A. Maki, President of Enbridge Management, Senior Vice President of the General Partner and Director

•	Stephen J. Neyland, Vice President, Finance

•	Stephen J. Wuori, Executive Vice President, Liquids Pipelines and Director

•	Al Monaco, Executive Vice President, Gas Pipelines, Green Energy and International and Director

Messrs. Wuori and Monaco are also named executive officers of Enbridge. Mr. Wuori serves as President, Liquids Pipelines of Enbridge, and Mr. Monaco serves as President, Gas Pipelines, Green Energy & International of Enbridge. Since these individuals are also named executive officers of Enbridge, the Human Resources and Compensation Committee of the board of directors of Enbridge, or the HRC Committee, approves the elements of compensation of these individuals based on the recommendation of the chief executive officer of Enbridge, considering their positions within Enbridge on an enterprise-wide basis. Each of these executive officers completes a self-assessment. The chief executive officer of Enbridge documents the performance of each Enbridge executive officer during the year, reviews the compensation data provided by an outside consultant to the HRC Committee and makes a recommendation to the HRC Committee on the elements of compensation for those individuals. The HRC Committee reviews and approves the performance and compensation recommendations of the chief executive officer of Enbridge with respect to these executive officers.

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

Elements of Compensation

The HRC Committee sets the compensation philosophy of Enbridge, which is approved by the Enbridge board of directors. Enbridge has a pay-for-performance philosophy and programs that are designed to be aligned with its interests, on an enterprise-wide basis, as well as the interests of its shareholders. A significant portion of total direct compensation of Enbridge’s senior management is dependent on actual performance measured against short and long-term performance goals of Enbridge, on an enterprise-wide basis, which are approved by the Enbridge board of directors. As a business unit of Enbridge, we contribute to its overall growth, earnings and attainment of performance goals. The following table presents our historical normalized operating results as a percentage of the normalized operating results of Enbridge for the preceding five years:

2011	2010	2009	2008	2007
17%	17%	12%	9%	7%

The elements of total compensation in 2011 for senior management of Enbridge, which include Messrs. Wuori and Monaco, are:

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

•

Medium-term and Long-term incentives—to recognize contributions and provide competitive, performance-based compensation comprised of performance stock units, performance-based stock options and incentive stock options that are tied to the share price of Enbridge common shares, and are mostly at-risk to motivate performance over the medium and long term.

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

The elements of compensation for Messrs. McGill, Maki, and Neyland, are similar to those described above, except that none have an employment agreement, and they are not eligible for performance-based stock options. The HRC Committee makes determinations as to whether the enterprise-wide performance goals have been achieved and if adjustments are necessary to more accurately reflect whether those goals have been met or exceeded. For example, the HRC Committee may determine to disregard a non-cash gain or loss reflected in our results of operations that resulted from mark-to-market accounting for our derivative activities in determining whether certain goals have been met.

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

The following is a summary for 2011 of the incentive targets, payout range, and relative weighting between the Enbridge corporate, business unit and individual performance:

			Relative Weighting
	Target STIP%(1)	Pay Out Range	Corporate	Business Unit	Individual
Terrance L. McGill
President of Enbridge Energy Company, Inc., Senior Vice President of Enbridge Management and Director	40%	0-80%	25%	50%	25%
Mark A. Maki
President of Enbridge Management, Senior Vice President of the General Partner and Director	40%	0-80%	25%	50%	25%
Stephen J. Neyland
Vice President, Finance	35%	0-70%	25%	50%	25%
Stephen J. Wuori
Executive Vice President, Liquids Pipelines and Director	50%	0-100%	25%	50%	25%
Al Monaco
Executive Vice President, Gas Pipelines, Green Energy and International and Director	50%	0-100%	25%	50%	25%

(1)	All values are expressed as percentages of base salary.

The overall performance multiplier and STIP are calculated as follows:

	Performance multiplier		STIP
	Corporate target incentive opportunity x (0-2)		Base Salary $
+	Business unit target incentive opportunity x (0-2)	x	Target STIP%
+	Individual target incentive opportunity x (0-2)	x	Overall performance multiplier (0-2)
=	Overall performance multiplier (0-2)	=	$ Short term incentive award

Enbridge Corporate Performance

Beginning in 2011, company-wide performance was changed to be measured by adjusted earnings per share, or EPS, rather than adjusted return on equity. This is a metric that focuses on return to shareholders and is aligned with how Enbridge believes investors assess its annual performance.

The adjusted EPS metric represents a significant component of Enbridge’s corporate named executives’ short-term incentive award at 25%. Enbridge’s 2011 EPS guidance range was $1.38 – $1.48 as approved by the Enbridge Board at the start of the year. Actual performance was $1.48. Adjustments are made to ensure the result is a fair reflection of performance. Approximately $119 million of net gains/earnings were adjusted out of the calculation, including mark to market gains, gains and losses from asset dispositions. The corporate multiplier ranges from 0 to 2, with 1.0 meaning that the performance measure was met. Based on Enbridge’s performance in 2011, the corporate multiplier was set at 2.0.

Enbridge Business Unit Performance

Business unit performance measures vary among the NEOs to reflect the annual business plans and operations for which each NEO is accountable. Performance is measured against targets that are established at the beginning of the year. The detailed business unit performance measures for each of the NEOs, other than Mr. Monaco, are set forth in the tables which follow.

For Messrs. McGill, Maki and Neyland, each of the business units for their scorecards are being weighted by business unit and the consolidated multiplier for the Gas Pipelines, Green Energy and International business unit. The business unit performance accounts for 70% of the overall business unit multiplier with the remaining 30% comprised of the consolidated performance of the Gas Pipelines, Green Energy and International business unit. For 2011, the combined Gas Pipelines, Green Energy and International multiplier was 1.64, resulting in a weighted multiplier of 0.49.

The business performance measure for each NEO is designed to reflect their multiple responsibilities at Enbridge. Mr. McGill’s performance measure is calculated at 75% for the Gas Transportation business unit and 25% for the Gas Development business unit, resulting in a business unit multiplier of 1.28 out of 2.0. Mr. Maki’s performance measure is calculated at 50% for the Gas Transportation business unit and 50% for the Shared Services business unit, resulting in a business unit multiplier of 1.30 out of 2.0. Mr. Neyland’s performance measure is calculated at 100% for the Shared Services business unit, resulting in a business unit multiplier of 1.44 out of 2.0. Mr. Wuori’s performance measure is calculated at 100% for the Liquids business unit, resulting in a business unit multiplier of 1.78 out of 2.0. Mr. Monaco’s performance measure takes into consideration performance in his role as Vice President, Gas Pipelines, Green Energy & International of Enbridge across multiple business units, resulting in a business unit multiplier of 1.64 out of 2.0.

The business unit multipliers upon which the NEO’s STIP is calculated are included in the following tables. They reflect rounding and range from 0 to 2, with 1.0 meaning that the performance measure was met. The business units include the Partnership, but also include portions of other Enbridge businesses.

Gas Transportation
Performance Measure	Weight	Sub Measures & Weightings		Rating	Performance Multiplier
Financial	40%	Adjusted Net Income of EEP gas and Enbridge offshore assets	40%	—	—
Operations & Integrity	20%	Plant Reliability	5%	1.83	0.37
		Emergency Response Drills	5%
		Integrity Management Program Inspections	5%
		Reportable Releases	2.5%
		Non-Reportable Releases	2.5%
Safety	20%	Health & Safety Management System Leader Enhancements	5%	1.50	0.30
		Safety Observations	5%
		Total Recordable Injury Frequency	5%
		Preventable Motor Vehicle Accidents	5%
Employee Engagement & Compliance	20%	Documenting Performance Objectives	5%	1.50	0.30
		Health Risk Assessment Participation	5%
		Compliance Training Participation	5%
		Compliance Index	5%
		Performance multiplier			0.97
		Weighting	70%		0.68
Gas Pipelines, Green Energy & International Weighted Multiplier			30%		0.49
		Business Unit Performance Multiplier			1.17

Gas Development
Performance Measure	Weight	Sub Measures & Weightings		Rating	Performance Multiplier
Financial	40%	Budget Earnings	40%	1.53	0.61
Operations, Safety & Integrity	40%	OSHA Recordable Incidents	10%	1.67	0.67
		Motor Vehicle Incidents	10%
		Environmental Regulatory Compliance	20%
Business Development Activities	20%	Develop Re-contracting Strategy	5%	1.75	0.35
		Develop Strategies/Initiatives to Increase NGL Content	5%
		G&P Midstream Business Opportunity Originated & Brought to Decision Point	5%
		Additional Commercial Opportunities Originated & Brought to Decision Point	5%
		Performance multiplier			1.63
		Weighting	70%		1.14
Gas Pipelines, Green Energy & International Weighted Multiplier			30%		0.49
		Business Unit Performance Multiplier			1.63

Shared Services
Performance Measure	Weight	Sub Measures & Weightings		Rating	Performance Multiplier
Financial	40%	Adjusted Net Income of EEP gas and Enbridge offshore assets	20%	0.97	0.38
		Liquids Net Income	20%
Operations & Integrity	20%	Plant Reliability	5%	1.83	0.37
		Emergency Response Drills	5%
		Integrity Management Program Inspections	5%
		Reportable Releases	2.5%
		Non-Reportable Releases	2.5%
Safety	20%	Health & Safety Management System Leader Enhancements	5%	1.5	0.30
		Safety Observations	5%
		Total Recordable Injury Frequency	5%
		Preventable Motor Vehicle Accidents	5%
Employee Engagement & Compliance	20%	Documenting Performance Objectives	5%	1.5	0.30
		Health Risk Assessment Participation	5%
		Compliance Training Participation	5%
		Compliance Index	5%
		Performance multiplier			1.35
		Weighting	70%		0.95
		Gas Pipelines, Green Energy and International Weighted Multiplier	30%		0.49
		Business Unit Performance multiplier			1.44

Liquids Pipelines
Performance Measure	Weight	Sub Measure% Weightings		Rating	Performance Multiplier
Financial	40%	Enbridge Liquids Pipelines Earnings	29%	1.9	0.77
		EEP Liquids Pipelines Earnings	8.5%
		Enbridge Pipeline Saskatchewan Liquids Pipelines Earnings	2.5%
Environmental, Health & Safety	15%	Total Recordable Injury Frequency	4%	1.6	0.24
		Motor Vehicle Incidents	4%
		Health & Safety Incident Investigation & Corrective Actions	2%
		Safety Observations	3%
		Employee Health & Safety Participation	2%
System Integrity	15%	Off-Property Releases (Significant Impact)	5%	1.8	0.27
		Off-Property Releases (Limited Impact)	3%
		On-Property Releases	3%
		2011 Inspection Program Complete	2%
		2011 Remediation Program	2%
Customer Satisfaction	10%	Capacity, Predictability & Quality	10%	1.1	0.11
New Business	10%	New Business Secured	10%	2.0	0.20
Employee Retention & Development	5%	Employee Retention	2.5%	1.8	0.09
		Employee Attraction	2.5%
Governance & Compliance	5%	Governance Composite	5%	1.9	0.10
		Business Unit Performance multiplier			1.78

Individual Performance

Each of the NEOs establishes individual goals at the beginning of each year by which individual performance is measured. These goals are based on areas of strategic and operational emphasis related to his respective portfolio, development of succession candidates, employee engagement, community involvement and leadership. The level of attainment of individual performance goals is determined by the chief executive officer of Enbridge for Messrs. Wuori and Monaco, and by Mr. Monaco and for Messrs. McGill, Maki, and Neyland.

Summary of 2011 STIP Performance Multipliers

The following table summarizes the corporate, business unit and individual performance multipliers for each executive, associated weights and overall performance multiplier result:

NEO	Corporate Performance (a) (Weight x Multiplier)	Business Unit Performance (b) (Weight x Multiplier)	Individual Performance (c) (Weight x Multiplier)	Overall Performance Multiplier (a+b+c)
Terrance L. McGill	25% x 2.00 = 0.50	50% x 1.28 = 0.64	25% x 1.50 = 0.38	1.52
Mark A. Maki	25% x 2.00 = 0.50	50% x 1.30 = 0.65	25% x 1.50 = 0.38	1.53
Stephen J. Neyland	25% x 2.00 = 0.50	50% x 1.44 = 0.72	25% x 1.50 = 0.38	1.60
Stephen J. Wuori	25% x 2.00 = 0.50	50% x 1.78 = 0.89	25% x 1.95 = 0.49	1.88
Al Monaco	25% x 2.00 = 0.50	50% x 1.64 = 0.82	25% x 1.75 = 0.44	1.76

Based on the overall performance multiplier determined from the above table, short term incentive awards for our executives were calculated as follows:

NEO	Base Salary (a)	Target (b)	Overall Performance Multiplier (c)	Calculated STIP (1) =(a) x (b) x (c)	Actual STIP
Terrance L. McGill	$355,620	40%	1.52	$216,217	$237,060
Mark A. Maki	322,400	40%	1.53	197,309	216,340
Stephen J. Neyland	226,600	35%	1.60	126,896	139,150
Stephen J. Wuori(2)	612,152	50%	1.88	575,423	632,130
Al Monaco(2)	530,786	50%	1.76	467,091	513,083

(1)	The calculated STIP may differ from the amounts presented due to rounding.

(2)

The dollar amounts presented for Messrs. Wuori and Monaco have been converted from Canadian dollars, or CAD, to United States dollars, or USD, using the average exchange rate for 2011 of $0.9891 CAD = $1 USD.

The calculated STIP may be adjusted for Messrs. Wuori and Monaco by a recommendation of the chief executive officer of Enbridge to the HRC Committee, which must approve any such recommendation. Mr. Monaco may recommend adjustments to the calculated STIP for Messrs. McGill, Maki, and Neyland, which recommendations are reviewed by Enbridge’s executive leadership team for fairness and consistency with enterprise-wide compensation.

The actual STIP for all employees of Enbridge, including the NEOs, was adjusted by the board of directors of Enbridge, based upon the recommendation of the chief executive officer of Enbridge. This recommendation was made in recognition of the significant accomplishments of Enbridge as a whole over the year, including being the single largest positive point contributor to the Toronto Stock Exchange index composite. As a result of this recommendation, the board of directors of Enbridge approved an overall increase of 10 percent to the STIP payout for each employee, which is reflected in the actual STIP in the table above.

Medium and Long-Term Incentives

Enbridge has four plans that make up its medium and long-term incentive program for senior management:

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

•

A restricted stock unit plan, or RSUP, which grants Restricted Stock Units, or RSUs, to director and manager-level employees on an annual basis. RSUs have the same value as a common share of Enbridge stock, but are not traded in external financial markets. Mr. Neyland is the only NEO that participated in this plan for the years ended December 31, 2010, and 2009.

Only the NEOs of Enbridge, including Messrs. Wuori and Monaco, are eligible to receive grants under the PSOP.

Enbridge believes that the combination of these medium and long-term incentive plans aligns a component of executive compensation with the interests of Enbridge shareholders beyond the current year. A significant percentage of the value of the annual long-term incentive awards to the NEOs is contingent on meeting performance criteria, share price targets under the PSOP and performance measures under the PSUP. Specifically, when earnings targets are achieved, the share price increases over the long term and when Enbridge shares perform well relative to its peer organizations, the value of the medium and long-term incentive is maximized for the executives while also benefitting shareholders. The mix of medium and long-term incentive programs and total target medium and long-term incentive opportunity, expressed as a percentage of base salary, are as follows:

		Amount Each Plan Contributes to Total Target Grant (1)
NEO	Target Medium & Long-term Incentive Grant(1)	Performance Stock Units	Performance- Based Stock Options	Incentive Stock Options	Restricted Stock Units
Terrance L. McGill	85%	25.5%	—	59.5%	—
Mark A. Maki	85%	25.5%	—	59.5%	—
Stephen J. Neyland	70%	21%	—	49.0%	—
Stephen J. Wuori	200%	70%	60%	70%	—
Al Monaco	200%	70%	60%	70%	—

(1)	All values are expressed as percentages of base salary.

Actual award values, expressed as a percentage of base salary, range between zero and 200% of the target medium and long-term incentive opportunity, based on individual performance history, succession potential, retention considerations and market competitiveness.

PSUP

The PSUP is a three-year performance-based unit plan. Performance measures and targets are established at the start of the term to reflect the mid-term objectives of Enbridge in the execution of its strategic plan. Achievement of the performance targets can decrease or increase the final award value in a range of zero to 200%. PSUs do not involve the issuance of any shares of stock of Enbridge. Throughout the term, units are added to the grants as if dividends were received and reinvested into additional units based on the actual dividend rate for shares of Enbridge stock. Awards are granted annually and paid in cash at the end of a three-year term based on two performance criteria that were established for the 2011 grants, each of which weighted 50%, and price to earnings ratio, or P/E Ratio.

The EPS performance reflects Enbridge’s commitment to its shareholders to achieve earnings that meet or exceed industry growth rates. Enbridge established the EPS target to reflect performance that would be consistent with the average growth rate forecast of peer companies over a comparable time period. The EPS required to achieve a two multiplier (the maximum) would demonstrate achievement of the long-range strategic plan and would represent exceptional performance to the investment community. Performance must at least meet 3% compound annual growth in EPS for a threshold payment, below which the multiplier would be zero.

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

Price/Earnings Ratio—Comparator Group of Companies

Ameren Corp. Canadian Utilities Centerpoint Energy Inc. Emera Inc. Fortis Inc. National Fuel Gas Corp. Nisource Inc.	OGE Energy Corp. Oneok Inc. PG&E Corp. Sempra Energy Spectra Energy Corp. TransAlta Corp. TransCanada Corporation

This peer group of companies was selected because they are all capital market competitors of Enbridge, have a similar risk profile and are in a comparable sector.

PSOP

Performance stock options align the Enbridge executives, including Messrs. Wuori and Monaco, with its shareholders by tying vesting to the achievement of defined performance criteria. Once the performance targets are met, exercisability is subject to time requirements. Enbridge grants performance stock options to its executives approximately every five years with eight year terms that become exercisable over a period of five years at a rate of 20 percent per year provided the performance criteria are met. Enbridge did not grant any performance stock options in 2011. Performance stock options were most recently granted in 2007 to the executive officers at that time, and in 2008 to Mr. Monaco when he was appointed to the Enbridge executive team. The performance criteria for the 2007 and 2008 performance stock options are Enbridge share price targets of $25 CAD and $27.50 CAD, respectively, which must be met by February 2014. The approach used to determine the share price targets was determined from the Enbridge long-range plan which is integrated with the strategic growth plans of Enbridge and historic industry P/E Ratio information. As of December 31, 2011, both share price targets for the 2007 and 2008 grants have been meet, therefore 80% of the 2007 grant is exercisable and 60% of the 2008 grant is exercisable.

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

RSUP

The RSUP is a plan that awards RSUs to director and manager-level employees based on their base salary, an RSU target incentive opportunity and the share price. Additionally the number of units can be adjusted for factors including performance, skill, potential and external market competitiveness. The final awards may be 0-150% of the RSU target incentive opportunity. Grants are made annually in February of each year and have a 35 month term. Throughout the term, units are added to the grants as if dividends were received and reinvested into additional units based on the actual dividend rate for shares of Enbridge stock. At the end of the term, the units are paid in cash based on the weighted average price of an Enbridge share on the NYSE for 20 trading days prior to the end of the term. Mr. Neyland is the only NEO that participated in this plan for the years ended December 31, 2010, and 2009.

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

In connection with our annual budget process, we determine a budgeted allocation rate, which represents an estimated average percentage of expected time that will be spent by each of the NEOs on our business during the succeeding year. The NEOs provide input as to what those estimated percentages should be. Those estimates are revised each year based on historical experience and business plans for the following year. The NEOs do not keep logs of their time spent on our matters. Since the allocation rate is estimated, the actual time spent by an NEO on our behalf may vary from the budgeted allocation rate, and we may be allocated more or less of that NEO’s compensation than the actual percentage of his time spent on our behalf in a given year. There were no other adjustments recognized for the years ended December 31, 2011, 2010, and 2009, for amounts reimbursed to us by Enbridge and its affiliates for the portion of the NEOs’ compensation allocated to us. For 2011, the percentage of time estimated to be spent by each of the NEOs on our matters was:

•	Terrance L. McGill – 86%

•	Mark A. Maki – 86%

•	Stephen J. Neyland – 86%

•	Stephen J. Wuori – 25%

•	Al Monaco – 40%

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

The compensation of our NEOs included in the tables below is established by Enbridge as described above. We have included in the following tables the full amount of compensation and related benefits provided for each of the NEOs for 2011, 2010, and 2009, or such shorter period of time for which the individuals have served as

NEOs, together with the budgeted estimate of the approximate time spent by each NEO on our behalf and the approximate amount of compensation cost allocated to us for the years ended December 31, 2011, 2010, and 2009, as applicable. Since the amount of NEO compensation allocated to us is based on estimates of time spent on our behalf by the particular NEO, the compensation amounts allocated to us may not exactly reflect the amount of time that a certain NEO devoted to our business.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards(1) ($) (e)	Option Awards(2) ($) (f)	Non-Equity Incentive Plan Compen- sation(3) ($) (g)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- sation(4) ($) (i)	Total ($) (j)	Approximate Percentage of Time Devoted to Enbridge Energy Partners, L.P. (%)	Approximate Amount Allocated to Enbridge Energy Partners, L.P. ($)
Terrance L. McGill	2011	366,309	734,843	435,372	237,060	442,000	35,853	2,251,437	86	2,080,741
President of Enbridge	2010	354,348	707,024	291,550	223,010	281,000	35,853	1,892,785	77	1,692,380
Energy Company, Inc., Senior	2009	341,646	311,400	341,544	250,650	217,000	33,913	1,496,153	77	1,286,685
Vice President of Enbridge
Management and Director
Mark A. Maki	2011	336,588	535,317	237,103	216,340	781,000	33,996	2,140,344	86	1,974,238
President of Enbridge	2010	294,639	447,118	159,653	202,740	370,000	33,996	1,508,146	77	1,336,788
Management, Senior Vice	2009	275,504	200,194	124,156	188,690	265,000	32,250	1,085,794	77	914,981
President of the General Partner and Director
Stephen J. Neyland	2011	234,998	151,454	125,248	139,150	157,000	33,496	841,346	86	763,286
Vice President, Finance	2010	213,027	75,566	81,055	96,360	75,000	24,897	565,905	79	491,208
	2009	—	—	—	—	—	—	—	—	—
Stephen J. Wuori(5)(7)	2011	606,976	2,661,202	572,988	632,130	2,003,000	218,224	6,694,520	25	346,186
Executive Vice President,	2010	563,815	2,395,240	537,411	333,141	1,628,000	79,692	5,537,299	40	396,715
Liquids Pipelines and Director	2009	496,497	853,995	505,298	472,855	1,082,000	73,156	3,483,801	25	244,573
Al Monaco(6)(7)	2011	524,467	2,505,293	550,210	513,083	834,000	71,964	4,999,017	40	1,182,137
Executive Vice President	2010	473,488	2,085,200	470,488	334,113	669,000	67,578	4,099,867	20	267,480
Gas Pipelines, Green Energy & International and Director	2009	383,100	387,815	408,588	437,828	372,000	58,152	2,047,483	10	148,973

(1)

The compensation expense associated with Performance Stock Units, or PSUs, for each NEO, and the Restricted Stock Units, or RSU’s with respect to Mr. Neyland that are reflected in this column represent one-third of the market value for each year the PSUs and RSUs are outstanding and are measured based on the number of respective units granted, dividends reinvested, the percentage vested (33%) for each year, the actual or forecast performance multiplier with respect to the PSUs, and the market value or payout amount at the end of each period. For example, 2011 includes one-third of the market values for PSUs and RSUs issued in 2011, 2010 and 2009. In 2011, the compensation expense recorded for PSUs granted in 2011, 2010 and 2009 include performance multipliers for the respective years, which are estimated at December 31, 2011 to be 2.0 and the actual multiplier of 2.0 for 2010 and 2009 based upon the expected or achieved levels of performance in relation to established targets for each year. RSUs do not have performance multipliers used in determining the payout amount. For years prior to the year a payout is made, a performance multiplier is forecast based upon the progress made in attaining the established performance criteria unless the actual multiplier has been determined. Refer also to footnote 3 of the Grants of Plan—Based Awards table for additional discussion regarding the PSUs. Mr. Neyland received RSUs in 2010 and 2009. The market value for each PSU and RSU grant represents the weighted average closing price of an Enbridge Share as quoted on the NYSE for the USD denominated PSUs and RSUs and the Toronto Stock Exchange, or TSX, for CAD denominated PSUs for the 20 consecutive days prior to the end of the performance period. PSUs granted for 2011, 2010, and 2009 were denominated in both USD and CAD, while RSUs granted to Mr. Neyland are denominated in only USD. The PSU expense in CAD is converted to USD based on the average exchange rate for the 20 trading days prior to the end of the performance period. The PSUs and RSUs were granted on January 1, 2011, 2010 and 2009, respectively. The actual payout amounts for the 2009 PSUs that vested in 2011 were based on average share prices of $35.75 USD and $36.38 CAD, for the respective USD denominated PSUs and CAD denominated PSUs and $34.57 USD for the 2009 RSUs that vested in 2011. Compensation expense as reported in the Summary Compensation Table above for Stock Awards has been determined using the following assumptions:

	2011	2010(a)	2009(a)	2008(a)	2007(a)
End of Period Market Value USD	$35.75	$27.71	$22.41	$15.70	$19.47
End of Period Market Value CAD	$36.38	$27.92	$23.57	$19.36	$19.39
20-day average exchange rate	$0.9768	$0.9927	$1.0544	$1.2343	$1.0030
Exchange rate on payout date	N/A	N/A	N/A	N/A	N/A
Performance multiplier	N/A	N/A	N/A	2.00	2.00
Assumed performance multiplier	2.00	2.00	2.00	N/A	N/A

(a)	All values adjusted for 2011 stock split.

(2)

Under the authoritative accounting provisions for share-based payments, the annual expenses for option awards that are granted under the Enbridge Incentive Stock Option Plan (2002 and 2007), or ISOP, and the PSOP are determined by computing the fair value of the options on the grant date using the Black-Scholes option pricing model for ISOPs and the Bloomberg barrier option valuation model for PSOPs. Enbridge did not grant any PSOPs to the NEOs during 2011. The following assumptions were used in computing the fair value of the options on the grant date for the respective option pricing model employed and the indicated year:

	ISOP			PSOP
Assumption	2011	2010	2009	2011	2010	2009
Expected option term in years	6	6	6	N/A	N/A	N/A
Expected volatility	22.40%	34.10%	33.00%	N/A	N/A	N/A
Expected dividend yield	3.41%	3.64%	3.87%	N/A	N/A	N/A
Risk-free interest rate	2.80%	2.92%	2.31%	N/A	N/A	N/A

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

	ISOP			PSOP
	2011	2010(a)	2009(a)	2011	2010	2009
Exercise price in CAD	$28.78	$23.30	$19.81	N/A	N/A	N/A
Exercise price in USD	$28.99	$21.97	$15.80	N/A	N/A	N/A
Grant date exchange rate for $1 USD	$0.9885	$1.0426	$1.2556	N/A	N/A	N/A

(a)	All prices have been adjusted for 2011 stock split

	ISOP			PSOP
	2011	2010(a)	2009(a)	2011	2010	2009
Vesting period in years	4	4	4	N/A	N/A	N/A
Option fair value on grant date in CAD	$4.00	$4.66	$3.37	N/A	N/A	N/A
Option fair value on grant date in USD	$5.11	$5.95	$3.43	N/A	N/A	N/A
Average exchange rate for $1 USD	$0.9891	$1.0299	$1.1420	N/A	N/A	N/A

(a)	All fair values adjusted for 2011 stock split

(3)

Non-equity incentive plan compensation represents awards that are paid in February of each year for amounts that are earned in the immediately preceding fiscal year under the Enbridge STIP as discussed in the above Compensation Discussion and Analysis.

(4)	The table which follows labeled “All Other Compensation” sets forth the elements comprising the amounts presented in this column.

(5)

Mr. Wuori is also an executive officer of Enbridge with responsibility for other affiliates of Enbridge in addition to those for our General Partner and Enbridge Management. Mr. Wuori is compensated by affiliates of Enbridge in CAD, which we have converted to USD using the weighted average exchange rates for the years ended December 31, 2011, 2010 and 2009 of $0.9891 CAD = $1USD, $1.0299 CAD = $1USD, and $1.142 CAD = $1USD, respectively. The costs associated with the PSUs and options Mr. Wuori was granted in 2011, 2010 and 2009 were borne by Enbridge and other affiliates where he is also an officer. We are allocated a portion of the remaining elements of Mr. Wuori’s compensation pursuant to the terms of the Operational Services Agreement among Enbridge, Enbridge Operational Services, Inc., or EOSI, and Enbridge Pipelines, both subsidiaries of Enbridge.

(6)

Mr. Monaco is also an executive officer of Enbridge with responsibility for other affiliates of Enbridge in addition to those for our General Partner and Enbridge Management. Mr. Monaco is compensated by affiliates of Enbridge in CAD, which we have converted to USD using the weighted average exchange rates for the years ended December 31, 2011, 2010 and 2009 of $0.9891 CAD = $1USD, $1.0299 CAD = $1USD and $1.142 CAD = $1 USD, respectively. The costs associated with the PSUs and options Mr. Monaco was granted in 2011, 2010 and 2009 were borne by Enbridge and other affiliates where he is also an officer.

(7)	Messrs. Wuori and Monaco were elected officers of Enbridge Management and our General Partner in January 2008, prior to which they held other responsibilities with Enbridge.

ALL OTHER COMPENSATION

(For the years ended December 31, 2011, 2010 and 2009)

Name	Year	Flexible Benefits(2) $	401(k) Matching Contributions(3) $	Mortgage Interest Payments $	Other Benefits(4) $	Total
Terrance L. McGill	2011	20,000	12,250	—	3,603	35,853
	2010	20,000	12,250	—	3,603	35,853
	2009	20,000	12,250	—	1,663	33,913

Mark A. Maki	2011	20,000	12,250	—	1,746	33,996
	2010	20,000	12,250	—	1,746	33,996
	2009	20,000	12,250	—	—	32,250

Stephen J. Neyland	2011	20,000	11,750	—	1,746	33,496
	2010	12,500	10,651	—	1,746	24,897

Stephen J. Wuori(1)	2011	72,028	—	—	146,196	218,224
	2010	68,398	—	—	11,294	79,692
	2009	62,500	—	274	10,382	73,156

Al Monaco(1)	2011	62,326	—	—	9,638	71,964
	2010	58,759	—	—	8,819	67,578
	2009	53,268	—	—	4,884	58,152

(1)

The amounts reported in this table for Messrs. Wuori and Monaco, our NEOs domiciled in Canada, have been converted from CAD to USD using the average exchange rate for the years ended December 31, 2011, 2010 and 2009 of $0.9891 CAD = $1 USD, $1.0299 CAD = $1 USD and $1.142 CAD = $1 USD, respectively.

(2)

Flexible benefits for our U.S.-domiciled NEOs represent a perquisite allowance that is paid in cash as additional compensation. Our NEOs domiciled in Canada also receive flexible benefits based on their family status and base salary. For our NEOs that are domiciled in Canada, the flexible benefits can be used to purchase additional benefits, paid in cash, or be applied as contributions to the Enbridge Stock Purchase and Savings Plan; or paid as additional compensation.

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

(4)	Other benefits include professional financial services, parking, home security, air travel benefit and internet services.

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

The PSUs are granted to the NEOs pursuant to the PSUP and stock options are granted pursuant to the ISOP and the PSOP. Awards under these plans provide long-term incentive and are administered by the HRC Committee of Enbridge. Although stock options remain outstanding that were granted under the Enbridge Incentive Stock Option Plan (2002), no further stock options will be granted under this plan. The performance stock units granted in 2009 through 2011 to our U.S.-domiciled NEOs are denominated in USD while those granted to NEOs domiciled in Canada are denominated in CAD. The three tables which follow set forth information concerning performance stock units and stock options granted during the year ended December 31, 2011, outstanding at December 31, 2011 and the number of awards vested and exercised during the year ended December 31, 2011 by each of the NEOs.

GRANTS OF PLAN-BASED AWARDS
Name (a)	Plan Name(1) (b)	Approval Date (b)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Option Awards: Number of Securities Underlying Options(4)(5) (#) (j)	Exercise or Base Price of Option Awards (4)(5) ($/Sh) (k)	Date Fair Value of Stock and Option Awards (3)(4)(5) ($) (l)

				Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Terrance L. McGill	PSUP	2-Feb-11	1-Jan-11	—	—	—	3,875	6,200	12,400	—	—	171,771
	ISOP	2-Feb-11	14-Feb-11	—	—	—	—	—	—	85,200	28.99	435,372
	STIP	1-Feb-12	1-Feb-12	—	142,248	284,496	—	—	—	—	—	—
Mark A. Maki	PSUP	2-Feb-11	1-Jan-11	—	—	—	3,750	6,000	12,000	—	—	166,230
	ISOP	2-Feb-11	14-Feb-11	—	—	—	—	—	—	76,400	28.99	390,404
	STIP	1-Feb-12	1-Feb-12	—	128,960	257,920	—	—	—	—	—	—
Stephen J. Neyland	PSUP	2-Feb-11	1-Jan-11	—	—	—	2,000	3,200	6,400	—	—	88,656
	ISOP	2-Feb-11	14-Feb-11	—	—	—	—	—	—	44,600	28.99	227,906
	STIP	1-Feb-12	1-Feb-12	—	79,310	158,620	—	—	—	—	—	—
Stephen J. Wuori	PSUP	2-Feb-11	1-Jan-11	—	—	—	8,750	14,000	28,000	—	—	387,957
	ISOP	2-Feb-11	14-Feb-11	—	—	—	—	—	—	100,000	29.11	404,640
	STIP	1-Feb-12	1-Feb-12	—	306,076	306,076	—	—	—	—	—	—
Al Monaco	PSUP	2-Feb-11	1-Jan-11	—	—	—	8,750	14,000	28,000	—	—	387,957
	ISOP	2-Feb-11	14-Feb-11	—	—	—	—	—	—	100,000	29.11	404,640
	STIP	1-Feb-12	1-Feb-12	—	265,393	265,393	—	—	—	—	—	—

(1)	The abbreviated plan names are defined as follows:

a.	PSUP refers to the Enbridge Performance Stock Unit Plan (2007), an equity- based incentive plan.

b.	ISOP refers to the Enbridge Incentive Stock Option Plan (2007), a qualified stock option plan.

c.	STIP refers to the Enbridge Short Term Incentive Plan (2006), a non-equity performance-based incentive plan.

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

The threshold at which PSUs are paid out represents 62.5 percent of the number of PSUs initially granted increased by additional PSUs resulting from reinvested dividends and is the lowest level at which PSUs will be paid out based on the performance criteria discussed above. The target level at which PSUs are issued represents 100 percent of the number of PSUs initially granted increased by additional PSUs resulting from reinvested dividends and attainment of the established performance criteria. The maximum level at which PSUs may be issued is 200 percent of the number of PSUs initially granted and may occur when Enbridge exceeds the established performance criteria. PSUs vest at the end of a three year performance period that begins on January 1 of the year granted and during the term the PSUs are outstanding, a liability and expense are recorded by Enbridge based on the number of PSUs outstanding and the current market price of an Enbridge share with an assumed performance multiplier that is determined quarterly based on progress towards achieving the established performance criteria, until the end of the performance period at which point the performance multiplier is known. The grant date fair value for each PSU granted to each of our U.S.-based NEOs was $27.71 USD, representing the volume weighted average closing price of one Enbridge share as quoted on the NYSE for the 20 trading days immediately preceding the start of the performance period that began on January 1, 2011. The grant date fair value for each PSU granted to each of our Canadian based NEOs was $27.92 CAD, representing the volume weighted average closing price of one Enbridge share as quoted on the TSX for the 20 days immediately preceding the start of the performance period that began on January 1, 2011. We have converted the grant date fair value for the Canadian PSU grants made from CAD to USD using an exchange rate of $1.0073 CAD = $1 USD, representing the weighted average noon rate for 20 trading days immediately preceding the performance period that began on January 1, 2011.

(4)

The ISOP is administered by a committee of the Enbridge board of directors and if an option is granted during a trading blackout period, the exercise price of an option grant is determined as the weighted average trading price of an Enbridge share on the TSX or NYSE for the five trading days immediately prior to the effective date of the option. In the event an option grant is granted during a period a trading blackout is not in effect, the exercise price of the option grant is equal to the last reported sales price on the TSX or NYSE for the day immediately preceding the grant date. During 2011, each of the NEOs received grants of Enbridge incentive stock options that upon exercise may be exchanged for an equivalent number of shares of Enbridge common stock. The exercise price of the incentive stock options at the time of grant was $28.78CAD for Canadian-domiciled NEOs and $28.99 USD for NEOs domiciled in the United States.

The amounts included as the grant date fair value for the 2011 incentive stock option awards represent the amount determined by computing the fair value of the options in accordance with the authoritative guidance for share-based payments on the grant date using the Black-Sholes option pricing model with the following assumptions:

USD Option Value	CAD Option Value
6 years expected term;	6 years expected term;
22.4% expected volatility;	17.8% expected volatility;
3.41% expected dividend yield; and	3.41% expected dividend yield; and
2.80% risk free interest rate.	2.88% risk free interest rate.

The fair value of options granted as computed using these assumptions is $5.11 USD or $4.00 CAD. The $4.00 CAD option value and the $28.78 CAD exercise price have been converted to USD using an exchange rate of $0.9885 CAD = $1 USD representing the noon buying rate in New York for transfers of CAD on the grant date of February 14, 2011. The grant date fair value is expensed over the shorter of the vesting period for the options, generally 4 years, and in the year granted for employees age 55 and over and eligible for early retirement. Mr. McGill was aged 55 or over and eligible for early retirement as of the grant date and as a result the grant date fair value of options they were awarded is expensed in the year granted.

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

One half of the PBSOs become exercisable if the first share price hurdle is achieved and 100% of the grant becomes exercisable if the second share price hurdle is achieved within a 6 1/2 year time period. The term of each grant is 8 years provided the performance criteria are met. PBSOs are granted on an infrequent basis and provide the eligible NEO the opportunity to acquire one Enbridge share for each option held when the specified term and share price targets are met. The grant date fair value is expensed over the shorter of the vesting period for the options (generally 5 years) and the period to early retirement eligibility. Enbridge did not grant PBSOs to any of the NEOs during the year ended December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)(2) (c)	Option Exercise Price(3) ($) (e)	Option Expiration Date(1) (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4) (#) (i)	Equity Incentive Plan Awards: Market or Payout of Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Terrance L. McGill	—	85,200	28.99	14-Feb-21	6,394	478,365
	12,250	36,750	21.97	16-Feb-20	8,963	670,637
	49,500	49,500	15.80	25-Feb-19
	74,250	24,750	20.17	19-Feb-18
	32,800	—	16.30	9-Feb-17
	37,800	—	15.79	13-Feb-16
	40,800	—	12.75	3-Feb-15
Mark A. Maki	—	76,400	28.99	14-Feb-21	6,187	462,934
	8,500	25,500	21.97	16-Feb-20	6,402	479,027
	15,600	30,100	15.80	25-Feb-19
	45,150	15,050	20.17	19-Feb-18
	10,000	—	16.30	9-Feb-17
	2,200	—	15.79	13-Feb-16
	2,800	—	12.75	3-Feb-15
Stephen J. Neyland	—	44,600	28.99	14-Feb-21	3,300	246,898
	3,850	11,550	21.97	16-Feb-20	1,921	143,708
	—	15,500	15.80	25-Feb-19
	—	7,750	20.17	19-Feb-18
Stephen J. Wuori	—	100,000	29.11	14-Feb-21	14,436	1,081,338
	20,000	60,000	21.97	16-Feb-20	52,253	3,914,166
	60,000	60,000	15.80	25-Feb-19
	90,000	30,000	20.17	19-Feb-18
	90,000	—	16.30	9-Feb-17
	96,600	—	15.79	13-Feb-16
	528,000	132,000	19.90	15-Aug-15
	91,600	—	12.75	3-Feb-15
	78,000	—	9.65	4-Feb-14
	160,000	—	6.85	6-Feb-13
Al Monaco	—	100,000	29.11	14-Feb-21	14,436	1,081,338
	20,000	60,000	21.97	16-Feb-20	52,253	3,914,166
	50,000	50,000	15.80	25-Feb-19
	67,500	22,500	20.17	19-Feb-18
	28,400	—	16.30	9-Feb-17
	32,600	—	15.79	13-Feb-16
	300,000	200,000	19.90	15-Aug-15
	37,600	—	12.75	3-Feb-15
	54,800	—	9.65	4-Feb-14

(1)

Each ISO award has a 10-year term and vests pro-rata as to one fourth of the option award beginning on the first anniversary of the grant date; thus the vesting dates for each of the option awards in this table can be calculated accordingly. As an example, for Mr. Maki’s grant that expires on February 14, 2021, the grant date would be ten years prior or February 14, 2011 and as a result, the remaining unexercisable amounts become fully vested on February 14, 2015 representing 4 years following the grant date.

(2)

PBSOs were provided to certain of our NEOs on September 16, 2002, August 15, 2007 and February 19, 2008 and are similar to the incentive stock options, except that the quantities that become exercisable are subject to both time and performance requirements. PBSOs are granted on an infrequent basis and provide the eligible NEO the opportunity to acquire one Enbridge share for each option held when the specified time and performance conditions are met. The PBSOs granted September 16, 2002, became exercisable, as to 50 percent of the grant, when the price of an Enbridge Share exceeded $30.50 for 20 consecutive days during the period September 16, 2002 to September 16, 2007, and became exercisable as to 100 percent when the price of an Enbridge share exceeded $35.50 for 20 consecutive days during the same period. As a result of achieving the established performance criteria, the initial five year term of the options was extended to 8 years expiring on September 16, 2010. In addition to the performance hurdles, the PBSOs are also time vested 20% annually over 5 years. As of December 31, 2007, 100 percent of the PBSOs granted September 16, 2002 had vested and were exercisable. As of December 31, 2011, both share price targets for the PBSOs granted August 15, 2007 and February 19, 2008 were met, therefore 80% of the 2007 grant and 60% of the 2008 grant were vested or exercisable.

(3)

The exercise prices of the ISOs and PBSOs issued during 2006 and prior years are denominated in CAD and all exercise prices prior to 2011 have been adjusted for the 2011 stock split. Beginning in 2007, ISOs and PBSOs granted to NEOs domiciled in the United States are denominated in USD while those NEOs domiciled in Canada are denominated in CAD. The ISOs and PBSOs denominated in CAD have been converted to USD using the exchange rate on the grant dates as set forth below:

Grant Date	Option Exercise Price CAD	Exchange Rate USD/ CAD	Option Exercise Price USD
February 6, 2003	10.4125	0.6572	6.8431
February 4, 2004	12.8600	0.7504	9.6501
February 3, 2005	15.8400	0.8046	12.7449
February 13, 2006	18.2350	0.8660	15.7915
February 9, 2007	19.1300	0.8519	16.2968
August 15, 2007	18.2850	0.9306	17.0160
February 19, 2008	20.2100	0.9843	19.8927
February 25, 2009	19.8050	0.7964	15.7727
February 16, 2010	23.2950	0.9591	22.3422
February 14, 2011	28.7750	1.0116	29.1088

(4)

The unearned shares, units or other rights that have not vested under stock awards represent PSUs for which the performance criteria discussed in footnote number 3 of the Grants of Plan-Based Awards table have not been achieved. The PSUs become vested upon achieving the established performance criteria. The amounts represented in the column are the number of units that have not vested at the closing share price of one Enbridge share on the NYSE at $37.41 per share or the TSX at $38.09 per share converted to USD of $37.45 per share at the conversion rate of $1.0170 CAD = $1 USD. The market or payout values presented assume a performance multiplier of 2.0 for PSUs granted in 2011, 2010 and 2009, which amounts represent the maximum level attainable based on forecasts of performance at December 31, 2011.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting(1)(2) (#) (d)	Value Realized on Vesting(1)(3) ($) (e)
Terrance L. McGill	—	—	8,850	632,774
Mark A. Maki	97,500	1,724,515	5,531	395,484
Stephen J. Neyland	88,550	1,148,874	2,655	91,783
Stephen J. Wuori	160,000	3,091,234	22,122	1,572,397
Al Monaco	96,000	2,251,758	17,697	1,257,918

(1)

For Mr. Neyland, the number of shares acquired on vesting for stock awards represents the number of RSUs issued in 2009 increased by the number of additional units obtained from reinvesting dividends received. The value realized on vesting is determined based on the weighted average price of Enbridge stock for 20 trading days prior to the end of the term on December 1, 2011, which was $34.57 USD.

(2)

The number of shares acquired on vesting for stock awards represents the number of PSUs issued in 2009 and the related dividends paid that were used to acquire additional PSUs, all of which matured on December 31, 2011. As discussed in footnote number 3 of the Grants of Plan-Based Awards table, no shares are issued with respect to the PSUs that become vested; rather, cash is paid in an amount based on the value of an Enbridge share at the maturity date and the level of achievement of the established performance goals. The payout for the PSUs granted in 2009 is expected to occur on or about March 15, 2012.

(3)

The value realized on vesting is determined based on the final value of an Enbridge share of $35.75 USD for the NEOs domiciled in the U.S. or $36.38 CAD for the NEOs domiciled in Canada. In each case the share price is multiplied by a 2.0 performance factor multiplied by the number of PSUs, and is then converted to USD, as applicable, using an exchange rate of $1.0238 CAD = $1USD for the PSUs that matured on December 31, 2011.

Pension Plan

Enbridge sponsors two basic pension plans, the Retirement Plan for the Employees’ of Enbridge Inc. and Affiliates, or EI RPP, and the Enbridge Employee Services, Inc. Employees’ Pension Plan, or QPP. These plans provide defined pension benefits and cash balance benefits, and cover employees in Canada and the United States, respectively. Both plans are non-contributory. Enbridge also sponsors supplemental nonqualified retirement plans in both Canada, referred to as EI SPP, and the United States, referred to as US SPP, which provide defined pension benefits for the NEOs in excess of the tax-qualified plans’ limits. We collectively refer to the EI RPP, the QPP, the EI SPP and the US SPP as the “Pension Plans.” Defined pension benefits under the Pension Plans are based on the employees’ years of service and final average remuneration with an offset for Social Security benefits, while cash balance benefits are based on annual payout and interest credits to notional member accounts. Defined pension benefits are partially indexed to inflation after a named executive officer’s retirement.

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

Plan benefits that exceed maximum pension rules applicable to qualified plan benefits are paid from the EI SPP and US SPP. Other trusteed pension plans, with varying contribution formulae and benefits, cover the balance of employees.

Mr. Monaco accumulates pension credits equal to 2.5% for each year of service from January 1, 2008 to December 31, 2013.

The table below illustrates the total annual pension entitlements at December 31, 2011 assuming the eligibility requirements for an unreduced pension have been satisfied. We have converted pensions payable in CAD into USD at the rate of $1.017 CAD = $1.00 USD, the exchange rate at December 31, 2011. The present value of the accumulated benefits has been determined under the accrued benefit valuation method with the following assumptions:

Discount rate	4.20% at year end 2011
Salaries	Current
Inflation	2.50% per year
Retirement age	Age when first eligible for an unreduced pension(1)
Terminations	None
Mortality rates
Pre-retirement	None
Post-retirement	PPA generational annuitant and nonannuitant tables (RP-2000 with generational projections)

(1)	This is age 60 for all executives except for Messrs. Wuori and Maki, who are eligible for an unreduced pension at age 55.

PENSION BENEFITS

Name (a)	Plan Name (b)		Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Terrance L. McGill	US QPP		9.50	183,000	—
	US SPP		9.83	1,376,000	—
Mark A. Maki	EI RPP		1.92	78,000	—
	EI SPP		1.92	130,000	—
	US QPP		23.40	1,387,000	—
	US SPP		23.40	772,000	—
Stephen J. Neyland	US QPP		9.50	134,000	—
	US SPP		7.00	267,000	—
Stephen J. Wuori	EI RPP		17.67	940,000	—
	EI SPP		17.67	7,993,000	—
	US QPP		13.83	330,000	—
	US SPP		13.83	90,000	—
Al Monaco	EI RPP	(1)	16.08	517,000	—
	EI SPP		13.08	2,017,000	—

(1)

Mr. Monaco’s EI RPP Service includes three years spent in defined contribution component of the Pension Plan. The current defined contribution balance has been included in the EI RPP accumulated benefit.

Employment and Severance Agreements

Enbridge entered into an executive employment agreement with each of Stephen J. Wuori, Executive Vice President—Liquids Pipelines of Enbridge Management and our General Partner, and Al Monaco, Director of Enbridge Management and our General Partner and President, Gas Pipelines, Green Energy and International of Enbridge. The agreements for Mr. Wuori were entered into effective April 14, 2003 and were amended effective June 24, 2004. On March 10, 2009, Mr. Monaco executed an employment agreement with Enbridge. Prior to that date, Mr. Monaco did not have an employment agreement with us or any Enbridge affiliate. The term of each of the agreements continues until the earlier of the applicable executive officer’s voluntary retirement in accordance with Enbridge’s retirement policies for its senior employees, voluntary resignation, death or termination of employment by Enbridge of the applicable executive officer. Messrs. McGill, Maki and Neyland do not have an employment agreement with us or any other Enbridge affiliate.

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

The following table provides a summary of the incremental compensation that Enbridge would pay to the applicable executive officer under the terms of his employment agreements upon the occurrence of one of the foregoing events:

Type of Termination	Base Pay	Short-term Incentive	Long-term Incentive	Benefits	Pension
Resignation	None	Payable in full if entire calendar year is worked. Otherwise none.	Performance options are pro-rated based on resignation date. Vested options must be exercised within 30 days post the resignation or by the end of the original term, whichever is shorter. Unvested options are cancelled. Performance units are forfeited.	None	Credited service no longer earned.
Retirement	None	Current year’s incentive for current year is pro-rated based on retirement date.

Performance options are pro-rated based on retirement date. Options continue to vest and remain exercisable for three years after the retirement date or until the end of the original term, whichever is shorter. Performance units are pro-rated based on retirement date.

				Post retirement benefits begin.	Credited service no longer earned.
Involuntary Termination (Not for Cause)	Base salary is paid out in a lump sum over two years.	Two times the average of short-term incentive awards received during the past two years plus the current year’s short term incentive pro-rated based on service prior to the termination of employment.(1)	Vested options are exercisable in accordance with their terms.(2) Value of the unvested options is paid in cash. Performance units are pro-rated based on employment termination date and the value is assessed and paid at the end of the term.	Benefits value is paid out in a lump sum over two years.	Two additional years of pension accrual added to final pension calculation.
Termination (Constructive Dismissal)
Termination (Change of Control)			All options vest. All performance units mature and value is assessed and paid based upon applicable performance measures achieved to that time.

(1)	For Mr. Monaco, pro-rated payment for current year is based upon the prior year’s short term incentive award.

(2)	Performance stock options are valued assuming all performance measures have been met.

In addition, the executive officer will receive:

•	Up to a maximum of $10,000 for financial or career counseling assistance.

•	An amount in cash equal to the value of all of such executive officer’s accrued and unpaid vacation pay.

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

Both Messrs. Wuori and Monaco are subject during his employment (and for two years thereafter with regard to disclosure of confidential information) to restrictions on (1) any practice or business in competition with Enbridge or its affiliates and (2) disclosure of the confidential information of Enbridge or its affiliates.

In the event of a termination that would result in severance benefits to either Messrs. Wuori or Monaco, Enbridge would owe incremental benefits with a value of approximately $11 million for each. Such amounts assume that termination was effective as of December 31, 2011, and as a result include amounts earned through such time and are estimates of the amounts which would be paid out to each of Messrs. Wuori and Monaco upon termination under such circumstances. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Enbridge.

Director Compensation

As a partnership, we are managed by Enbridge Management, as the delegate of our General Partner. The boards of directors of Enbridge Management and our General Partner, which are comprised of the same persons, perform for us the functions of a board of directors of a business corporation. We are allocated 100 percent of the director compensation of these board members. Enbridge employees who are members of the boards of directors of our General Partner or Enbridge Management do not receive any additional compensation for serving in those capacities. Effective January 19, 2011, George Petty retired as a member of the boards of directors of Enbridge Management and our General Partner.

Under the Director Compensation Plan, directors receive an annual retainer of $95,000 and no additional fees for attending regular meetings. The annual retainer paid to the Chairman of the Board is $15,000 and the annual retainer paid to the Chairman of the Audit Committee is $10,000. The out-of-state travel fee is $1,500 per meeting. The Corporate Governance Guidelines provide an expectation that independent directors will hold a personal investment in either or both of us or Enbridge Management, of at least two times the annual board retainer, which currently would be $190,000 (i.e., 2 X $95,000 = $190,000). Directors would be expected to achieve the foregoing level of equity ownership by the later of January 1, 2011 or five years from the date he or she became a director. In addition, on January 30, 2009, the Director Compensation Plan was amended to increase the retainer paid to a Director serving as Chairman of any Special Committee that may be constituted from time to time to $5,000 for each assignment plus additional amounts to be paid at the Board’s discretion depending on the complexity of the project and time involved. In addition, each member of the Special Committee receives $1,500 per meeting.
DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)
Jeffrey A. Connelly	114,500
Audit Committee Chairman
J. Herbert England	101,000
Martha O. Hesse	164,080
Chairman of the Board
George K. Petty	25,250
Dan A. Westbrook	105,500

The General Partner indemnifies each director for actions associated with being a director to the fullest extent permitted under Delaware law and maintains errors and omissions insurance.

On December 5, 2011, the boards of directors amended the Director Compensation Plan effective January 1, 2012, under which the directors shall receive an annual retainer of $115,000, which was increased from $95,000, with no additional fees for attending regular meetings. In addition, the annual retainer paid to the Chairman of the Board was increased to $20,000 from $15,000 and the annual retainer paid to the Chairman of the Audit Committee was increased to $15,000 from $10,000.

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

/S/ MARK A. MAKI	/S/ TERRANCE L. MCGILL
Mark A. Maki President and Director (Principal Executive Officer)	Terrance L. McGill President of General Partner and Director

/S/ STEPHEN J. WUORI	/S/ AL MONACO
Stephen J. Wuori Executive Vice President—Liquids Pipelines and Director	Al Monaco Director

/S/ MARTHA O. HESSE	/S/ JEFFREY A. CONNELLY
Martha O. Hesse Director	Jeffrey A. Connelly Director
/S/ DAN A. WESTBROOK	/S/ J. HERBERT ENGLAND
Dan A. Westbrook Director	J. Herbert England Director

Item 12.     Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of March 13, 2012 with respect to persons known to us to be the beneficial owners of more than five percent of any class of the Partnership’s units:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Enbridge Energy Management, L.L.C.	i-units	38,566,334	100.0
1100 Louisiana, Suite 3300
Houston, TX 77002
Enbridge Energy Company, Inc.	Class A common units	46,518,336	19.5
1100 Louisiana, Suite 3300	Class B common units	7,825,500	100.0
Houston, TX 77002
Caisse de dépôt et placement du Québec	Class A common units	18,654,304	7.9
1000, place Jean-Paul-Riopelle
Montréal, Québec, Canada H2Z 2B3

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of March 13, 2012 with respect to each class of our units and the listed shares of Enbridge Management beneficially owned by the NEOs and directors of the General Partner and Enbridge Management and all executive officers and directors of the General Partner and Enbridge Management as a group:

	Enbridge Energy Partners, L.P.			Enbridge Energy Management, L.L.C.
Name	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class	Title of Class	Number of Shares(1)	Percent of Class
Martha O. Hesse(2)	Class A common units	—	—	Listed Shares	50,800	*
Jeffrey A. Connelly(3)	Class A common units	20,000	—	Listed Shares	—	—
J. Herbert England	Class A common units	7,876	—	Listed Shares	—	—
Dan A. Westbrook(4)	Class A common units	21,000	*	Listed Shares	—	—
Mark A. Maki	Class A common units	3,000	*	Listed Shares	2,333	*
Terrance L. McGill	Class A common units	8,000	*	Listed Shares	4,106	*
Al Monaco	Class A common units	—	—	Listed Shares	—	—
Stephen J. Wuori	Class A common units	—	—	Listed Shares	—	—
Richard L. Adams	Class A common units	—	—	Listed Shares	—	—
Janet L. Coy(5)	Class A common units	500	—	Listed Shares	—	—
E. Chris Kaitson	Class A common units	—	—	Listed Shares	—	—
John A. Loiacono	Class A common units	3,000	*	Listed Shares	—	—
Susan E. Miller	Class A common units	—	—	Listed Shares	—	—
Byron C. Neiles	Class A common units	—	—	Listed Shares	—	—
Stephen J. Neyland(6)	Class A common units	—	—	Listed Shares	2,893	*
Kerry C. Puckett	Class A common units	2,000	*	Listed Shares	1,033	*
William M. Ramos	Class A common units	—	—	Listed Shares	—	—
Allan M. Schneider	Class A common units	—	—	Listed Shares	—	—
Bruce A. Stevenson	Class A common units	—	—	Listed Shares	—	—
David K. Wudrick	Class A common units	—	—	Listed Shares	—	—
Leon A. Zupan	Class A common units	—	—	Listed Shares	—	—

All Officers, directors and nominees as a group (21 persons)	Class A common units	65,376	*	Listed Shares	61,165	*

*	Less than one percent.

(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.

(2)	The 50,800 Listed Shares beneficially owned by Ms. Hesse are held in an Individual Retirement Account established for her benefit.

(3)

Of the 20,000 Class A common units deemed beneficially owned by Mr. Connelly, 20,000 Class A common units are held in the Susan K. Connelly Family Trust of which Mr. Connelly is the trustee and a beneficiary.

(4)

Of the 21,000 Class A common units deemed beneficially owned by Mr. Westbrook, 16,000 Class A common units are held by The Westbrook Trust, for which Mr. Westbrook is the trustee and beneficiary, and 5,000 Class A common units are held by the Mary Ruth Westbrook Trust, for which Mr. Westbrook is the sole trustee and beneficiary.

(5)	The 500 Class A common units beneficially owned by Ms. Coy are held in an Individual Retirement Account established for her benefit.

(6)	The 2,893 Listed Shares beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

INTEREST OF THE GENERAL PARTNER IN THE PARTNERSHIP

At December 31, 2011, our General Partner had the following ownership interests in us:

	Quantity	Effective Ownership %
Direct ownership
Class A common units representing limited partner interest	46,518,336	16.0%
Class B common units representing limited partner interest	7,825,500	2.7%
General Partner interest	5,804,812	2.0%
Indirect ownership
Enbridge Management shares (Listed and Voting)	6,493,754	2.2%

Total effective ownership	66,642,402	22.9%

INTEREST OF ENBRIDGE MANAGEMENT IN THE PARTNERSHIP

At December 31, 2011, Enbridge Management owned 38,566,334 i-units, representing a 13.3% limited partner interest in us. The i-units are a special class of our limited partner interests. All of our i-units are owned by Enbridge Management and are not publicly traded. Enbridge Management’s limited liability company agreement provides that the number of all of its outstanding shares, including the voting shares owned by the General Partner, at all times will equal the number of i-units that it owns. Through the combined effect of the provisions in the Partnership Agreement and the provisions of Enbridge Management’s limited liability company agreement, the number of outstanding Enbridge Management shares and the number of our i-units will at all times be equal.

CASH DISTRIBUTIONS

As discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we make quarterly cash distributions of our available cash to our General Partner and the holders of our common units. The holders of our i-units and Class C units, prior to their conversion to Class A common units in October 2009, received in-kind distributions under the Partnership Agreement. Our General Partner receives incremental incentive cash distributions on the portion of cash distributions that exceed certain target thresholds on a per unit basis as follows:

	Unitholders	General Partner
Quarterly Cash Distributions per Unit:
Up to $0.295 per unit	98%	2%
First Target—$0.295 per unit up to $0.35 per unit	85%	15%
Second Target—$0.35 per unit up to $0.495 per unit	75%	25%
Over Second Target—Cash distributions greater than $0.495 per unit	50%	50%

During 2011, we paid cash and incentive distributions to our General Partner for its general partner ownership interest of approximately $95.0 million and cash distributions of $97.3 million and $16.4 million in connection with its ownership of the Class A and Class B common units, respectively. The cash distributions we make to our General Partner for its general partner ownership interest exclude an amount equal to two percent of the i-unit distributions to maintain its two percent general partner interest.

IN-KIND DISTRIBUTIONS

Enbridge Management, as owner of our i-units, does not receive distributions in cash. Instead, each time that we make a cash distribution to the General Partner and the holders of our Class A and Class B common units, we issue additional i-units to Enbridge Management in an amount determined by dividing the cash amount distributed per limited partner unit by the average price of one of Enbridge Management’s listed shares on the NYSE for the 10-trading day period immediately preceding the ex-dividend date for Enbridge Management’s shares multiplied by the number of shares outstanding on the record date. In 2011, 2010 and 2009, distributed a total of 2,420,228, 2,507,688 and 3,251,624 i-units to Enbridge Management, on a split-adjusted basis, and retained cash totaling approximately $75.7 million, $68.3 million and $61.1 million in connection with these in-kind distributions.

Prior to the conversion of the Class C units to Class A common units in October 2009, holders of our Class C units received quarterly distributions of additional Class C units with a value equal to the quarterly cash distribution we paid to the holders of our Class A and Class B common units. We determined the additional Class C units we issued by dividing the quarterly cash distribution per unit we paid on our Class A and Class B common units by the average market price of a Class A common unit as listed on the NYSE for the 10-trading day period immediately preceding the ex-dividend date for our Class A common units multiplied by the number of Class C units outstanding on the record date. In 2009, we distributed a total of 1,077,218 split adjusted Class C units to our General Partner in lieu of making cash distributions and retained cash totaling approximately $19.7 million in connection with these in-kind distributions.

GENERAL PARTNER CONTRIBUTIONS

Pursuant to our partnership agreement, our General Partner is at all times required to maintain its two percent general partner ownership interest in us. During 2011 and 2010, in connection with our various issuances and sales of Class A common units, our General Partner contributed approximately $18.2 million and $8.6 million, respectively, to us to maintain its two percent general partner ownership interest.

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

The total amount we reimbursed the Canadian service providers pursuant to the operational services agreement for the years ended December 31, 2011, 2010 and 2009 was $97.3 million, $74.5 million and $63.4 million, respectively.

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

The total amount reimbursed by us for services received pursuant to the general and administrative services agreement for the years ended December 31, 2011, 2010 and 2009 was $264.3 million, $231.6 million and $225.8 million, respectively.

Enbridge and its affiliates allocated direct workforce costs to us for our construction projects of $24.9 million, $16.3 million and $10.0 million during 2011, 2010 and 2009, respectively, that we recorded as additions to “Property, plant and equipment, net” on our consolidated statements of financial position.

Line 6A and 6B Expense Reimbursement

For the years ended December 31, 2011 and 2010, we have reimbursed Enbridge $7.6 million and $14.9 million, respectively, for its assistance with the administration and clean-up efforts for our Line 6A and 6B crude oil releases. For further details related to our Line 6A and 6B crude oil releases, refer to Note 13. Commitments and Contingences—Lakehead Lines 6A and 6B crude oil releases.

Affiliate Revenues and Purchases

We purchase natural gas from third-parties, which subsequently generates operating revenues from sales to Enbridge and its affiliates. These transactions are entered into at the market price on the date of sale. We also record operating revenues in our Liquids segment for storage, transportation and terminaling services we provide to affiliates. Included in our results for the twelve months ending December 31, 2011, 2010 and 2009, are operating revenues of $354.3 million, $430.4 million and $181.3 million, respectively, related to these transactions.

Facilities Cost Reimbursement Agreement

In 2007, we entered into an agreement with Enbridge Pipelines to install and operate certain sampling and related facilities for the purpose of improving the quality of crude oil and the transportation services on our Lakehead system, which directly increases the transportation services revenue of Enbridge Pipelines. As compensation for installing and operating these transportation facilities, Enbridge Pipelines makes annual payments to us on a cost of service basis. The income we recorded for providing these transportation services in 2011, 2010 and 2009 was approximately $0.8 million, $0.9 million and $0.8 million, respectively.

We also purchase natural gas from Enbridge and its affiliates for sale to third-parties at market prices on the date of purchase. Included in our results for the twelve months ending December 31, 2011, 2010 and 2009, are costs for natural gas purchases of $200.8 million, $242.3 million and $53.6 million, respectively, related to these purchases.

Financing Transactions with Affiliates

EUS Credit Agreement

In December 2007, we entered into an unsecured revolving credit agreement, referred to as the EUS Credit Agreement, with Enbridge (U.S.) Inc., a wholly-owned subsidiary of Enbridge, referred to as Enbridge U.S. The EUS Credit Agreement provided for a maximum principal amount of credit available to us at any one time of $500 million for a three-year term that was scheduled to mature in December 2010. In March 2010, we terminated our unsecured revolving credit agreement with Enbridge U.S. in accordance with the terms of the agreement and without penalty. At December 31, 2010, we had no balances outstanding under the EUS Credit Agreement.

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

A summary of the cash activity for the A1 Term Note for the years ended December 31, 2011, 2010 and 2009 are as follows:

	A1 Credit Facility	A1 Term Note	Total
	(in millions)
Balance at December 31, 2009	$269.7	$—	$269.7
Borrowings	54.9	353.5	408.4
Repayments	(324.6)	(6.1)	(330.7)

Balance at December 31, 2010	—	347.4	347.4
Borrowings	—	7.0	7.0
Repayments	—	(12.4)	(12.4)

Balance at December 31, 2011	$—	$342.0	$342.0

The following table presents in millions, the scheduled maturities of the A1 Term Note based upon the $342.0 outstanding at December 31, 2011.

2012	$12.0
2013	12.0
2014	12.0
2015	12.0
2016	12.0
Thereafter	282.0

Total	$342.0

Our General Partner also made equity contributions totaling $3.3 million, $102.3 million and $329.7 to the OLP during the years ended December 31, 2011, 2010 and 2009, respectively, to fund its equity portion of the construction costs associated with the Alberta Clipper Pipeline.

We allocated earnings derived from operating the Alberta Clipper Pipeline in the amounts of $53.2 million, $60.6 million and $11.4 million to our General Partner for its 66.67 percent share of the earnings of the Alberta Clipper Pipeline for the years ended December 31, 2011, 2010 and 2009, respectively. We have presented the amounts we allocated to our General Partner for its share of the earnings of the Alberta Clipper Pipeline in “Net income attributable to noncontrolling interest” on our consolidated statements of income.

Distribution to Series AC Interests

The following table presents distributions paid by the OLP to our General Partner and its affiliate during the years ended December 31, 2011 and 2010, representing the noncontrolling interest in the Series AC and to us, as the holders of the Series AC general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to Partnership	Amount paid to the noncontrolling interest	Total Series AC Distribution
		(in millions)
2011
October 28	November 14	$7.7	$15.3	$23.0
July 28	August 12	8.8	17.7	26.5
April 28	May 13	10.8	21.6	32.4
January 28	February 14	10.9	21.8	32.7

		$38.2	$76.4	$114.6

2010
October 27	November 12	$10.7	$21.4	$32.1
July 23	August 13	8.6	17.2	25.8

		$19.3	$38.6	$57.9

EUS Credit Facility

In April 2009, we entered into a $150 million unsecured and non-guaranteed revolving credit facility agreement with Enbridge (U.S.) Inc., which we terminated in December 2009 as discussed in Note 10. Debt—364-day Credit Facilities. In connection with our termination of the Enbridge (U.S.) Inc. portion of the 364-day Credit Facilities, we recognized $1.5 million of debt origination fees on our consolidated statement of income for the year ended December 31, 2009.

Hungary Note Payable

In November 2009, we repaid the $130.0 million outstanding balance of our notes payable to Enbridge Hungary Ltd., an affiliate of our General Partner (the “Hungary Note”). At December 31, 2009 we had no amounts outstanding under the Hungary Note. We paid interest at a fixed rate of 8.4% per annum on the Hungary Note semi-annually in June and December of each year through November 2009 when we repaid the outstanding balance and accrued interest due. For the year ended December 31, 2009, we made interest payments of approximately $9.3 million.

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

The exchange resulted in a $166.5 million increase in “Property, plant and equipment” and the capital account of our General Partner included in “Partners’ capital” on our December 31, 2009 consolidated statement of financial position, representing the $171.5 million cost of the light sour pipeline that was in excess of the $5.0 million net book value of the Line 13 assets we exchanged. The costs were transferred to us through the capital account of our General Partner and are included in the $171.5 million. Further, $3.8 million of additional costs for the year ended December 31, 2010 were incurred and transferred by Southern Lights, which increased the total costs for the light sour crude oil pipeline at December 31, 2010 to $175.3 million. The light sour pipeline is newer and has a slightly higher capacity than Line 13, which will allow us to transport additional volumes of light sour crude oil on our Lakehead system with less integrity and maintenance costs, although depreciation and property tax expense is anticipated to increase in future periods due to the higher book value associated with these assets.

Purchase of Line Pipe

In March 2009, we acquired, for $27.0 million, approximately 25 miles of 36-inch diameter line pipe from our General Partner. The purchase was for our use in constructing the Alberta Clipper crude oil pipeline project, referred to as the Alberta Clipper Project. The line pipe was initially obtained by our General Partner for use in constructing the Southern Access extension. The transactions were previously approved by the Enbridge Management Board of Directors.

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

General Partner Equity Transactions

Our General Partner owns an effective two percent general partner interest in us. Pursuant to our partnership agreement we paid cash distributions to our General Partner of $95.0 million, $69.8 million and $57.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. The cash distributions we make to our General Partner exclude an amount equal to two percent of the i-units and until the conversion to Class A common units, Class C unit distributions, which we retain from the General Partner to maintain its two percent general partner interest in us.

As of December 31, 2011, our General Partner owned 46.5 million Class A common units, representing a 16.0 percent limited partner interest in us. We paid the General Partner cash distributions of $97.3 million for the year ended December 31, 2011, with respect to its ownership of Class A common units. In October 2009, we effected the conversion of all our outstanding Class C units into Class A common units in accordance with the terms of our partnership agreement. The conversion became effective upon the determination by our General Partner that the converted Class C units would have, as a substantive matter, like intrinsic economic and United States federal income tax characteristics, in all material respects, to the intrinsic economic and United States federal income tax characteristics of our outstanding Class A common units. Along with the conversion and adjusted for the 2011 split, we issued and sold 42,490 Class A common units to our General Partner for a purchase price of $23.535 per unit, or approximately $1.0 million.

As of December 31, 2011 and 2010, our General Partner also owned 7,825,500 Class B common units, representing a 2.7 percent and 3.0 percent limited partner interest in us for the respective years. We paid the General Partner cash distributions of $16.4 million, $15.8 million and $15.5 million for the years ended December 31, 2011, 2010, and 2009, respectively, with respect to its ownership of Class B common units.

As a result of the October 2009 conversion of all our outstanding Class C units into Class A common units, we did not have any Class C units outstanding at December 31, 2011 and 2010. Refer to Note 11. Partners’ Capital for additional information regarding the Class C units.

For further discussion of these and other related party transactions, refer to Note 12. Related Party Transactions in the consolidated financial statements of this Annual Report on Form 10-K.

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

During 2011, we had the following “related person” transactions (as the term is defined in Item 404 of Regulation S-K):

•

An affiliate of Enbridge which provides employee services to the Partnership continued a previously existing employment relationship with Jan Connelly, the sister of Jeffrey A. Connelly, a member of the Board of Directors. Ms. Connelly is employed in our Houston office as the Manager, Optimization. During 2011, she received total compensation of $323,158.12 and benefits estimated at approximately 37% of her base compensation for a total of $372,340.40. This amount includes $78,624.24 of imputed income which Ms. Connelly was deemed to have received in connection with moving expenses incurred in her transfer from our Michigan office to Houston during 2011.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, our principal independent auditors, for each of our last two fiscal years.

	For the year ended December 31,
	2011	2010
Audit fees(1)	$5,131,300	$2,737,000
Tax fees(2)	700,000	600,000

Total	$5,831,300	$3,337,000

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

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit, Finance & Risk Committee of Enbridge Management’s board of directors; however, services up to $50,000 may be approved by the Chairman of the Audit, Finance & Risk Committee, under the board of directors’ delegated authority. All services in 2011 and 2010 were approved by the Audit, Finance & Risk Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)  Financial Statements.

The following financial statements and supplementary data are incorporated by reference in Part II, Item 8. Financial Statements and Supplementary Data beginning on page 113 of this Form 10-K.

a.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

b.	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

c.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009.

d.	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

e.	Consolidated Statements of Financial Position as of December 31, 2011 and 2010.

f.	Consolidated Statements of Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

g.	Notes to the Consolidated Financial Statements.

(2)  Financial Statement Schedules.

All schedules have been omitted because they are not applicable, the required information is shown in the consolidated financial statements or Notes thereto or the required information is immaterial.

(3)  Exhibits.

Reference is made to the “Index of Exhibits” following the signature page on page 239, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE ENERGY PARTNERS, L.P. (Registrant)

	By:	Enbridge Energy Management, L.L.C., as delegate of the General Partner

	By:	/S/ MARK A. MAKI
Mark A. Maki
Date: March 13, 2012		(President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

/S/ MARK A. MAKI	/S/ TERRANCE L. MCGILL
Mark A. Maki President and Director (Principal Executive Officer)	Terrance L. McGill President of General Partner and Director

/S/ STEPHEN J. WUORI	/S/ AL MONACO
Stephen J. Wuori Executive Vice President—Liquids Pipelines and Director	Al Monaco Director

/S/ STEPHEN J. NEYLAND	/S/ WILLIAM M. RAMOS
Stephen J. Neyland Vice President—Finance (Principal Financial Officer)	William M. Ramos Controller

/S/ JEFFREY A. CONNELLY	/S/ J. HERBERT ENGLAND
Jeffrey A. Connelly Director	J. Herbert England Director

/S/ MARTHA O. HESSE	/S/ DAN A. WESTBROOK
Martha O. Hesse Director	Dan A. Westbrook Director

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

Exhibit Number	Description
3.1	Certificate of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.1 of our Registration Statement No. 33-43425).
3.2	Certificate of Amendment to Certificate of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.2 of our Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on October 9, 2001).
3.3	Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated August 15, 2006 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed on August 16, 2006).
3.4	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated December 28, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 3, 2008).
3.5	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated August 6, 2008 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 7, 2008).
3.6	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 21, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 25, 2011).
4.1	Form of Certificate representing Class A common units (incorporated by reference to Exhibit 4.1 of our Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on October 9, 2001).
4.2	Registration Rights Agreement, dated April 2, 2007, among Enbridge Energy Partners, L.P. and CDP Infrastructures Fund G.P., Tortoise Energy Infrastructure Corporation and Tortoise Energy Capital Corporation (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 2, 2007).
10.1	Contribution, Conveyance and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line Company, Limited Partnership (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009).
10.2	LPL Contribution and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Pipe Line Company, Limited Partnership and Lakehead Services, Limited Partnership (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009).
10.3	Contribution Agreement (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-3/A, filed on July 8, 2002).
10.4	First Amendment to Contribution Agreement (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1/A, filed on September 24, 2002).
10.5	Second Amendment to Contribution Agreement (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on October 31, 2002).
10.6	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.7	First Amending Agreement to the Delegation of Control Agreement, dated February 21, 2005 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 5, 2005).

Exhibit Number	Description
10.8	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.9	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.10	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.11	Omnibus Agreement (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.12	Credit Agreement, dated December 18, 2007, between the Partnership, as Borrower, and Enbridge (U.S.), Inc., as Lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 19, 2007).
10.13	Commercial Paper Dealer Agreement between the Partnership, as Issuer, and Banc of America Securities LLC, as Dealer, dated as of April 21, 2005 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 3, 2005).
10.14	Commercial Paper Dealer Agreement between the Partnership, as Issuer, and Deutsche Bank Securities Inc., as Dealer, dated as of April 21, 2005 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on May 3, 2005).
10.15	Commercial Paper Dealer Agreement between the Partnership, as Issuer, and Goldman, Sachs & Co., as Dealer, dated April 21, 2005 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on May 3, 2005).
10.16	Commercial Paper Dealer Agreement between the Partnership, as Issuer, Merrill Lynch, Pierce, Fenner, and Smith Incorporated and Merrill Lynch Money Markets Inc., as Dealer, dated April 21, 2005 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on May 3, 2005).
10.17	Commercial Paper Issuing and Paying Agent Agreement between the Partnership and Deutsche Bank Trust Company Americas, dated April 21, 2005 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on May 3, 2005).
10.18	Commercial Paper Issuing and Paying Agent Agreement between the Partnership and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 18, 2011).
10.19	Assumption and Indemnity Agreement, dated December 18, 1992, between Interprovincial Pipe Line Inc. and Interprovincial Pipe Line System Inc. (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009).
10.20	Settlement Agreement, dated August 28, 1996, between Lakehead Pipe Line Company, Limited Partnership and the Canadian Association of Petroleum Producers and the Alberta Department of Energy (incorporated by reference to Exhibit 10.17 of our 1996 Annual Report on Form 10-K for the year ended December 31, 1996, filed on February 28, 1997).
10.21	Tariff Agreement as filed with the Federal Energy Regulatory Commission for the System Expansion Program Phase II and Terrace Expansion Project (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 22, 1999).
10.22	Offer of Settlement, dated December 21, 2005, as filed with the Federal Energy Regulatory Commission for approval to implement an additional component of the Facilities Surcharge to permit recovery by Enbridge Energy, Limited Partnership of the costs for the Southern Access Mainline Expansion and approval of the Offer of Settlement dated March 16, 2006 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on July 31, 2007).
10.23	Indenture, dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank (incorporated by reference to Exhibit 4.1 of the Lakehead Pipe Line Company, Limited Partnership Current Report on Form 8-K, filed on October 20, 1998).
10.24	First Supplemental Indenture, dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank (incorporated by reference to Exhibit 4.2 of the Lakehead Pipe Line Company, Limited Partnership Current Report on Form 8-K, filed on October 20, 1998).

Exhibit Number	Description
10.25	Second Supplemental Indenture, dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank (incorporated by reference to Exhibit 4.3 of the Lakehead Pipe Line Company, Limited Partnership Current Report on Form 8-K, filed on October 20, 1998).
10.26	Third Supplemental Indenture dated November 21, 2000, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank (incorporated by reference to Exhibit 4.2 of the Lakehead Pipe Line Company, Limited Partnership Current Report on Form 8-K, filed on November 20, 2000).
10.27	Indenture dated September 15, 1998, between Lakehead Pipe Line Company, Limited Partnership and the Chase Manhattan Bank (incorporated by reference to Exhibit 4.4 of the Lakehead Pipe Line Company, Limited Partnership Current Report on Form 8-K, filed on October 20, 1998).
10.28+	Executive Employment Agreement, dated April 14, 2003, between Stephen J.J. Letwin, as Executive, and Enbridge Inc., as Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 3, 2006).
10.29+	Executive Employment Agreement between Stephen J. Wuori and Enbridge Inc., dated April 14, 2003, (incorporated by reference to our Current Report on Form 8-K, filed on January 28, 2008).
10.30+	Executive Employment Agreement, dated May 11, 2001, between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation (incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K, filed on March 28, 2003).
10.31+	Executive Employment Agreement between Enbridge Inc. and Al Monaco, dated January 9, 2008 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 5, 2009).
10.32+	Enbridge Incentive Stock Option Plan (2002), dated May 3, 2002 (incorporated by reference to Exhibit 10.2 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
10.33+	Enbridge Incentive Stock Option Plan (2007) dated January 1, 2007 (incorporated by reference to Exhibit 10.3 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
10.34+	Enbridge Performance Stock Option Plan (2007) dated January 1, 2007 (incorporated by reference to Exhibit 10.4 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
10.35+	Enbridge Performance Stock Unit Plan (2007), dated January 1, 2007 (incorporated by reference to Exhibit 10.5 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
10.36	Indenture, dated May 27, 2003, between the Partnership, as Issuer, and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-4, filed on June 30, 2003).
10.37	First Supplemental Indenture, dated May 27, 2003, between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-4, filed on June 30, 2003).
10.38	Second Supplemental Indenture, dated May 27, 2003, between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-4, filed on June 30, 2003).
10.39	Third Supplemental Indenture, dated January 9, 2004, between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on January 9, 2004).
10.40	Fourth Supplemental Indenture, dated December 3, 2004, between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on December 3, 2004).
10.41	Fifth Supplemental Indenture, dated December 3, 2004, between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on December 3, 2004).
10.42	Sixth Supplemental Indenture, dated December 21, 2006, between the Partnership and U.S. Bank National Association, successor to SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on December 21, 2006).

Exhibit Number	Description
10.43	Seventh Supplemental Indenture, dated April 3, 2008, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on April 7, 2008).
10.44	Eighth Supplemental Indenture, dated April 3, 2008, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on April 7, 2008).
10.45	Ninth Supplemental Indenture, dated December 22, 2008, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on December 22, 2008).
10.46	Tenth Supplemental Indenture, dated March 2, 2010, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K, filed on March 2, 2010).
10.47	Eleventh Supplemental Indenture, dated September 13, 2010, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K, filed on September 13, 2010).
10.48	Twelfth Supplemental Indenture, dated September 15, 2011, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K, filed on September 15, 2011).
10.49	Indenture for Subordinated Debt Securities, dated September 27, 2007, between Enbridge Energy Partners, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on September 28, 2007).
10.50	First Supplemental Indenture to the Indenture, dated September 27, 2007, between Enbridge Energy Partners, L.P. and U.S. Bank National Association, as Trustee (including form of Note) (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on September 28, 2007).
10.51	Replacement Capital Covenant, dated September 27, 2007, by Enbridge Energy Partners, L.P. in favor of the debtholders designated therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 28, 2007).
10.52	Common Unit Purchase Agreement (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed on February 10, 2005).
10.53	Class A Common Unit Purchase Agreement, dated November 17, 2008, between the Partnership and Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 18, 2008).
10.54	Contribution Agreement among Enbridge Energy Company, Inc., Enbridge Pipelines (Alberta Clipper) L.L.C., the OLP, the Partnership, Enbridge Pipelines (Lakehead) L.L.C. and Enbridge Pipelines (Wisconsin) Inc. dated July 17, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 22, 2009).
10.55	Third Amended and Restated Agreement of Limited Partnership of the OLP among Enbridge Pipelines (Lakehead) L.L.C., Enbridge Pipelines (Wisconsin) Inc., Enbridge Energy Company, Inc., Enbridge Pipelines (Alberta Clipper) L.L.C. and the Partnership dated July 31, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 5, 2009).
10.56	A1 Credit Agreement between the Partnership, as Borrower, and Enbridge Energy Company, Inc., as Lender, dated July 31, 2009 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on August 5, 2009).
10.57	Amended and Restated Equity Distribution Agreement dated as of May 27, 2011 between the Partnership and UBS Securities LLC (incorporated by reference to Exhibit 1.1 of the Partnership’s Current Report on Form 8-K, filed on May 27, 2011).
10.58	Commercial Paper Dealer Program [4(2) Program] dated as of December 15, 2010 between the Partnership, as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on February 18, 2011).

Exhibit Number	Description
10.59	Credit Agreement, dated September 26, 2011, between the Partnership, as Borrower, and Bank of America, N.A., as Administrative Agent and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2011).
10.60	International Joint Tariff Agreement, dated May 6, 2011, by and between Enbridge Pipelines Inc. and Enbridge Energy, Limited Partnership (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 29, 2011).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K, filed on March 12, 2004).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
99.1	Charter of the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of our Annual Report on Form 10-K, filed February 25, 2005).

Copies of Exhibits may be obtained upon written request of any Unitholder to Investor Relations, Enbridge Energy Partners, L.P., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.