Form 10-Q/A
period 2013-06-30
ENBRIDGE ENERGY PARTNERS LP
filed 2013-08-06
CIK 880285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on July 31, 2013 (the “Original Filing”), for the sole purpose of re-filing Exhibits 10.6 and 10.7, which were inadvertently incomplete in the Original Filing.

This Amendment speaks as of the filing date of the Original Filing, does not reflect events occurring after the original filing date or modify or update the disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Filing or any exhibits thereto.

PART II—OTHER INFORMATION

Item 6. Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which we hereby incorporate into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENBRIDGE ENERGY PARTNERS, L.P. (Registrant)

	By:	Enbridge Energy Management, L.L.C.
as delegate of Enbridge Energy Company, Inc. as General Partner

Date: August 6, 2013	By:	/s/ Mark A. Maki
Mark A. Maki President (Principal Executive Officer)

Date: August 6, 2013	By:	/s/ Stephen J. Neyland
Stephen J. Neyland Vice President, Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Amendment No. 1 on Form 10-Q/A. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

3.1	Fifth Amended and Restated Agreement of Limited Partnership of the Partnership, dated May 8, 2013 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed on May 13, 2013).

4.1	Series 1 Preferred Unit Purchase Agreement, dated May 7, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 13, 2013).

10.1	Credit Agreement dated as of July 6, 2012, by and among the Partnership, JP Morgan Chase Bank, National Association, as administrative agent for the lenders, letter of credit issuer, swing line lender and lender and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 14, 2013).

10.2	Amendment No. 1 to Credit Agreement, dated as of February 8, 2013, by and among the Partnership, JP Morgan Chase Bank, National Association, as administrative agent for the lenders, letter of credit issuer, swing line lender and lender and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on February 14, 2013).

10.3	Amendment No. 2 to Credit Agreement and Extension and Increase Agreement, dated as of July 3, 2013, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 5, 2013).

10.4	Option Interests Purchase Agreement, dated as of June 28, 2013, between Enbridge Energy Partners, L.P. and Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 5, 2013).

10.5	Registration Rights Agreement, dated as of May 7, 2013, by and between the Partnership and Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on May 13, 2013).

10.6 *	Form of Indemnification Agreement, and Schedule of Omitted Agreements.

10.7 *	Form of Guarantee, and Schedule of Omitted Agreements.

10.8	Incremental Commitment Activation Notice to Credit Agreement, dated July 24, 2013, between the Partnership, the Borrower, JP Morgan Chase Bank, National Association, as administrative agent for the lenders, letter of credit issuer, swing line lender and lender and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q, filed on July 31, 2013).

10.9	New Lender Supplement to Credit Agreement, dated July 24, 2013, between the Partnership, the Borrower, JP Morgan Chase Bank, National Association, as administrative agent for the lenders, letter of credit issuer, swing line lender and lender and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q, filed on July 31, 2013).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (previously filed with our Quarterly Report on Form 10-Q, filed on July 31, 2013).

101.SCH	XBRL Taxonomy Extension Schema Document (previously filed with our Quarterly Report on Form 10-Q, filed on July 31, 2013).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed with our Quarterly Report on Form 10-Q, filed on July 31, 2013).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed with our Quarterly Report on Form 10-Q, filed on July 31, 2013).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed with our Quarterly Report on Form 10-Q, filed on July 31, 2013).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed with our Quarterly Report on Form 10-Q, filed on July 31, 2013).

5