Form 10-K
period 2014-12-31
ENBRIDGE ENERGY PARTNERS LP
filed 2015-02-18
CIK 880285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A common units held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2014, was $7,667,339,293.

As of February 13, 2015 the registrant has 254,208,428 Class A common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

In this report, unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean Enbridge Energy Partners, L.P. and its consolidated subsidiaries. We refer to our general partner, Enbridge Energy Company, Inc., as our “General Partner.”

This Annual Report on Form 10-K includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond the Partnership’s ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for or the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and NGLs, including the rate of development of the Alberta Oil Sands; (2) our ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline systems; (4) shut-downs or cutbacks at our facilities or refineries, petrochemical plants, utilities or other businesses for which we transport products or to whom we sell products; (5) hazards and operating risks that may not be covered fully by insurance, including those related to Line 6B and any additional fines and penalties assessed in connection with the crude oil release on that line; (6) changes in or challenges to our tariff rates; (7) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (8) permitting at federal, state and local levels in regards to the construction of new assets.

For additional factors that may affect results, see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K, which is available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.enbridgepartners.com).

i

Glossary

The following abbreviations, acronyms and terms used in this Form 10-K are defined below:

AEDC	Allowance for equity during construction
AER	Alberta Energy Regulator
AFUDC	Allowance for funds used in construction
Alberta Clipper Pipeline	A 36-inch pipeline that runs from the Canadian international border near Neche, North Dakota to Superior, Wisconsin on our Lakehead system
Anadarko system	Natural gas gathering and processing assets located in western Oklahoma and the Texas Panhandle which serve the Anadarko basin; inclusive of the Elk City System
AOCI	Accumulated other comprehensive income
Bbl	Barrel of liquids (approximately 42 United States gallons)
Bcf/d	Billion cubic feet per day
BLLP	Beaver Lodge Loop Project
Bpd	Barrels per day
Btu	British thermal units
CAA	Clean Air Act of 1970, as amended
CAD	Amount denominated in Canadian dollars
CAO	Corrective Action Order
CAPP	Canadian Association of Petroleum Producers, a trade association representing a majority of our Lakehead system’s customers
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFTC	Commodity Futures Trading Commission
CO2e	Carbon Dioxide Equivalent
Credit Facilities	364-Day Credit Facility and the Credit Facility
CWA	Clean Water Act
DBRS	Dominion Bond Rating System
DCF	Discounted Cash Flow
DOE	United States Department of Energy
DOJ	United States Department of Justice
DOT	United States Department of Transportation
EA interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the Eastern Access Projects
East Texas system	Natural gas gathering, treating and processing assets in East Texas that serve the Bossier trend and Haynesville shale areas. Also includes a system formerly known as the Northeast Texas system
Eastern Access Joint Funding Agreement	The funding agreement between Enbridge Energy Partners, L.P. (the Partnership) and Enbridge Energy Company, Inc. (the General Partner) to provide joint funding for the Eastern Access Projects
Eastern Access Projects	Multiple expansion projects that will provide increased access to refineries in the United States Upper Midwest and in Canada in the provinces of Ontario and Quebec for light crude oil produced in western Canada and the United States.
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EDA	Equity Distribution Agreement
EES	Enbridge Employee Services Inc., a subsidiary of our General Partner
EIA	Energy Information Administration
Elk City system	Elk City natural gas gathering and processing system located in western Oklahoma in the Anadarko basin
Enbridge	Enbridge Inc., of Calgary, Alberta, Canada, the ultimate parent of the General Partner

Enbridge Management	Enbridge Energy Management, L.L.C.
Enbridge system	Canadian portion of the liquid petroleum mainline system
Enbridge Pipelines	Enbridge Pipelines Inc.
Enterprise Products	Enterprise Products Partners, L.P.
EOSI	Enbridge Operational Services, Inc.
EP Act	Energy Policy Act of 1992
EPA	Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FSM	Facilities Surcharge Mechanism
GDP	Gross Domestic Product
General Partner	Enbridge Energy Company, Inc., the general partner of the Partnership
GHG PSD	Greenhouse Gas Prevention of Significant Deterioration
HB 500	House Bill 500
HCDP Plants	Hydrocarbon dewpoint control facilities
High Prarie	High Prarie Pipelines L.L.C.
IBES	Institutional Brokers’ Estimate System
ICA	Interstate Commerce Act
ISDA®	International Swaps and Derivatives Association, Inc.
IJT	International Joint Tariff
IRS	Internal Revenue Service
i-units	Special class of our limited partner interests
Lakehead system	United States portion of the liquid petroleum mainline system
LIBOR	London Interbank Offered Rate—British Bankers’ Association’s average settlement rate for deposits in United States dollars
Light Oil Market Access Program

Several projects that will provide increased pipeline capacity on our North Dakota regional system, further expand capacity on our U.S. mainline system, upsize the Eastern Access Project, enhance Enbridge’s Canadian mainline terminal capacity and provide additional access to U.S. Midwestern refineries

M3	Cubic meters of liquid = 6.2898105 Bbl
Mainline Expansion Joint Funding Agreement	The funding agreement between Enbridge Energy Partners, L.P. (the Partnership) and Enbridge Energy Company, Inc. (the General Partner) to provide joint funding for the U.S. Mainline Expansion projects
Mainline system	The combined liquid petroleum pipeline operations of our Lakehead system and the Enbridge system, which is a crude oil and liquid petroleum pipeline system extending from western Canada through the upper and lower Great Lakes region of the United States to eastern Canada
Mcf	Thousand cubic feet
MDEQ	Michigan Department of Environmental Quality
MDNRE	Michigan Department of Natural Resources and Environment
MEP	Midcoast Energy Partners, L.P.
MEP General Partner	Midcoast Holdings, L.L.C.
Midcoast Operating	Midcoast Operating, L.P., the operating subsidiary of MEP
MLP	Master Limited Partnership
MMBtu/d	Million British Thermal units per day
MMBbls	Million Barrels of liquids
MMcf/d	Million cubic feet per day
Mid-Continent system	Crude oil pipelines and storage facilities located in the Mid-Continent region of the United States and includes the Cushing tank farm and Ozark pipeline

MOODY’S	Moody’s Investors Service
NEB	National Energy Board, a Canadian federal agency that regulates Canada’s energy industry
NGA	Natural Gas Act of 1938
NGL or NGLs	Natural gas liquids
NGPA	Natural Gas Policy Act of 1978
North Dakota system	Liquids petroleum pipeline gathering system and common carrier pipeline in the Upper Midwest United States that serves the Bakken formation within the Williston basin
North Texas system	Natural gas gathering and processing assets located in the Fort Worth basin serving the Barnett Shale area
NSPS	New Source Performance Standards
NTSB	National Transportation Safety Board
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
Offering	MEP initial public offering
OLP	Enbridge Energy, Limited Partnership, also referred to as the Lakehead Partnership
OPA	Oil Pollution Act
PADD	Petroleum Administration for Defense Districts
PADD II	Consists of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee and Wisconsin
PADD III	Consists of Alabama, Arkansas, Louisiana, Mississippi, New Mexico and Texas
PADD IV	Consists of Colorado, Idaho, Montana, Utah and Wyoming
PADD V	Consists of Alaska, Arizona, California, Hawaii, Nevada, Oregon and Washington
Partnership Agreement	Seventh Amended and Restated Agreement of Limited Partnership of Enbridge Energy Partners, L.P., also referred to as our partnership agreement
Partnership	Enbridge Energy Partners, L.P. and its consolidated subsidiaries
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPES of 2006	Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006
POL	Percentage of liquids
Ppb	Parts per billion
PPI-FG	Producer Price Index for Finished Goods
PSA	Pipeline Safety Act of 1992
ROE	Return on Equity
SAGD	Steam assisted gravity drainage
S&P	Standard & Poor’s
SEC	United States Securities and Exchange Commission
SEP II	System Expansion Program II, an expansion program on our Lakehead system
Series AC interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the Alberta Clipper Pipeline
Series LH interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the Lakehead System, excluding those designated by the Series AC interests
Series ME interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the U.S. Mainline Expansion projects
SIP	Texas State Implementation Plan
SO2	Sulfur Dioxide
SORA	Submerged Oil Recovery and Assessment workplan
Southern Access	Southern Access Pipeline, a 42-inch pipeline that runs from Superior, Wisconsin to Flanagan, Illinois on our Lakehead system

Suncor	Suncor Energy Inc., an unrelated energy company
Syncrude	Syncrude Canada Ltd., an unrelated energy company
Tariff Agreement	A 1998 offer of settlement filed with the FERC
TRRC	Texas Railroad Commission
TSX	Toronto Stock Exchange
UBTI	Unrelated Business Taxable Income
U.S. GAAP	United States Generally Accepted Accounting Principles
U.S. Mainline Expansion projects	Multiple projects that will expand access to new markets in North America for growing production from western Canada and the Bakken Formation
projects	production from western Canada and the Bakken Formation
VOC	Volatile Organic Compound
WCSB	Western Canadian Sedimentary Basin

v

PART I

Item 1.    Business

OVERVIEW

We are a publicly traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets, and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. Our Class A common units are traded on the New York Stock Exchange, or NYSE, under the symbol EEP.

The following chart shows our organization and ownership structure as of December 31, 2014. The ownership percentages referred to below illustrate the relationships between us, Enbridge Energy Management, L.L.C., or Enbridge Management, Enbridge Energy Company, Inc., or our General Partner, and Enbridge Inc., or Enbridge, and its affiliates:

We were formed in 1991 by our General Partner, initially to own and operate the Lakehead system, which is the United States portion of a crude oil and liquid petroleum pipeline system extending from western Canada through the upper and lower Great Lakes region of the United States to eastern Canada, referred to as the Mainline system. A subsidiary of Enbridge owns the Canadian portion of the Mainline system. Enbridge is a leading provider of energy transportation, distribution and related services in North America and internationally. Enbridge is the ultimate parent of our General Partner.

We are a geographically and operationally diversified partnership consisting of interests and assets that provide midstream energy services. As of December 31, 2014, our portfolio of assets included the following:

•

Our Lakehead system spans a distance of approximately 2,211 miles and consists of approximately 5,300 miles of crude oil pipelines and 75 crude oil storage tanks with an aggregate capacity of approximately 15.5 million barrels;

•

Our North Dakota crude oil system is approximately 847 miles long and includes multiple delivery points and crude oil storage facilities with an aggregate working storage capacity of approximately 1.8 million barrels;

•

Our Mid-Continent system is comprised of our Ozark crude oil pipeline and storage terminals at Cushing, Oklahoma and Flanagan, Illinois and includes approximately 1,666 miles of crude oil pipelines and 21.4 million barrels of crude oil storage capacity and 108 individual storage tanks ranging in size from 55,000 to 575,000 barrels;

•	Approximately 11,100 miles of natural gas gathering and transportation lines and approximately 233 miles of natural gas liquids, or NGL, gathering and transportation lines;

•

A 35% interest in the Texas Express NGL system, which is comprised of two joint ventures with third parties that together own a 593 mile, 20-inch NGL intrastate transportation pipeline extending from the Texas Panhandle to Mont Belvieu, Texas and a related NGL gathering system that consists of approximately 116 miles of gathering lines;

•

18 active natural gas processing plants, including two hydrocarbon dewpoint control facilities, or HCDP plants, with a combined capacity of approximately 1.6 billion cubic feet per day, or Bcf/d, including 350 million cubic feet per day, or MMcf/d, provided by our HCDP plants;

•	Eight active natural gas treating plants, including three that are leased from third parties, with a total combined capacity of approximately 0.9 Bcf/d;

•

Approximately 545 compressors with approximately 792,000 aggregate horsepower, the substantial majority of which are owned by Midcoast Operating, L.P., or Midcoast Operating, and the remainder of which are leased from third parties;

•	Marketing assets that provide natural gas supply, transmission, storage and sales services.

Enbridge Management is a Delaware limited liability company that was formed in May 2002 to manage our business and affairs. Under a delegation of control agreement, our General Partner delegated substantially all of its power and authority to manage our business and affairs to Enbridge Management. Our General Partner, through its direct ownership of the voting shares of Enbridge Management, elects all of the directors of Enbridge Management. Enbridge Management is the sole owner of i-units.

BUSINESS STRATEGY

Our primary objective is to provide stable, growing and sustainable cash distributions to our unit holders, while maintaining a relatively low-risk investment profile. Our business strategies focus on creating value for our customers, which we believe is the key to creating value for our investors. To accomplish our objective, we focus on the following key strategies:

1.	Operational excellence

We will continue to focus on safety, environmental integrity, innovation and effective stakeholder relations. We strive to operate our existing infrastructure to provide flexibility for our customers and ensure system capacity is reliable and available when required.

2.	Expanding our core asset platforms

We intend to develop energy transportation assets and related facilities that are complementary to our existing systems. This will be achieved primarily through organic growth. Our core businesses provide plentiful opportunities to achieve our primary business objectives. We may also expand our core asset platforms through purchase of assets from Enbridge.

3.	Project Execution

Our Major Projects group is committed to executing and completing projects safely, on time and on budget. These include new builds, organic growth and expansion projects.

4.	Developing new asset platforms

We plan to develop and acquire new assets to meet customer needs by expanding capacity into new markets with favorable supply and demand fundamentals. This includes the potential of purchasing additional assets from Enbridge.

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

In 2014, we transported production from the Western Canadian Sedimentary Basin, or WCSB, and the North Dakota Bakken. Western Canadian crude oil is an important source of supply for the United States. According to the latest available data for 2014 from the United States Department of Energy’s, or DOE, Energy Information Administration, or EIA, Canada supplied approximately 2.8 million barrels per day, or Bpd, of crude oil to the United States, the largest source of United States imports. Over half of the Canadian crude oil moving into the United States was transported on the Mainline system. The Canadian Association of Petroleum Producers, or CAPP, forecasts as of June 2014 that future production from the Alberta oil sands will continue to experience steady growth during the next two decades with an additional 2.7 million Bpd of production by 2030, based on a subset of currently approved applications and announced expansions. We are well positioned to deliver growing volumes of crude oil that are expected from the WCSB to our existing as well as new markets.

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

Along with Enbridge, we are actively working with our customers to develop transportation options that will alleviate capacity constraints in addition to providing access to new markets in the United States. Our market strategy is to provide safe, timely, economic, competitive, integrated transportation solutions to connect growing supplies of North American crude oil production to key refinery markets in the United States and Canada. Our strategy also includes further development of our transportation infrastructure to address the growing production of North Dakota and western Canada light oil. Together, our existing and future plans advance our vision of being the leading energy delivery company in North America. In addition to this vision, we have advanced our Operational Risk Management Program. It includes a state-of-the-art Liquids Pipelines control center and the most extensive maintenance, integrity and inspection program in the history of the North American pipeline industry, with 792 in-line inspections and 11,477 pipeline integrity verification digs completed by Enbridge and us from 2010 through 2014.

In 2014, we and Enbridge announced the Line 3 Replacement project. That project, along with the previously announced Eastern Access, Light Oil Market Access and Mainline Expansion projects, will provide increased market access for producers to refineries in the United States upper-Midwest, Eastern Canada, and the United States Gulf Coast refining centers. The Sandpiper project, which was announced in late 2013, complements our current Eastern Access and Light Oil Market Access initiatives.

Eastern Access

Our jointly-funded Eastern Access initiative is comprised of expansion projects that provide both heavy and light crude oil producers with increased market access to the eastern Midwest and eastern Canadian refining markets. In 2013, we expanded Lines 5 and 62, and began the Line 6B replacement program. In September 2014, we completed the final 50 miles of our Line 6B replacement project, which replaced segments of the line from Ortonville, Michigan to St. Clair River, Michigan near the international border, adding 260,000 Bpd of capacity for a total of 500,000 Bpd.

In addition to the above expansions, in 2013 Enbridge completed the reversal of a portion of its Line 9A in western Ontario to permit crude oil movements eastbound from Sarnia as far as Westover, Ontario to serve refineries in that province. Following an open season held on the Line 9B reversal project, further commitments were received that required additional delivery capacity within Ontario and Quebec, resulting in the Line 9 capacity expansion project. The Line 9 capacity expansion will increase the annual capacity of Line 9B from 240,000 Bpd to 300,000 Bpd. Both the Line 9B reversal and Line 9 capacity expansion projects were approved by the Canadian National Energy Board, or NEB, in March 2014 subject to 30 conditions. In October 2014, the NEB requested additional information regarding one of the conditions imposed on the Line 9B reversal and Line 9 capacity expansion projects. On October 23, 2014, Enbridge responded to the NEB describing the Enbridge’s rigorous approach to risk management and isolation valve placement. On February 6, 2015, the NEB approved two conditions from its previous order and Enbridge filed for the Leave to Open from the NEB. Enbridge expects to place the Line 9B reversal and Line 9 expansion project into service in the second quarter of 2015. As a condition of the February 2015 approval, the NEB also imposed additional obligations to ensure optimal protection of the area’s water resources. These projects will enable growing light crude production from the Bakken shale and from Alberta to meet refinery needs in Michigan, Ohio, Ontario and Quebec. These projects will also provide much needed transportation outlets for light crude, mitigating the current discounting of supplies in the basins, while also providing more favorable supply costs to refiners currently dependent on crudes priced off of the Atlantic basin.

Light Oil Market Access

To accommodate the significant and sustainable growth in the Bakken resource play, we, along with our 37.5% funding partner and anchor shipper, Marathon Petroleum Corporation, are proposing to construct the approximately 600-mile Sandpiper pipeline. The pipeline will carry an additional 225,000 Bpd to Clearbrook, Minnesota and 375,000 Bpd to Superior, Wisconsin. We have received Federal Energy Regulatory Commission, or FERC, approval for the commercial rate structure and now require approval from the Minnesota Public Utilities Commission and the State of Wisconsin to begin construction. The Sandpiper pipeline is a key pipeline that will supply numerous other downstream pipeline expansions and new construction funded by either Enbridge or us, or both, and is targeted to be in service in 2017. We, along with Enbridge, will twin Line 62 with Line 78, which will add 570,000 bpd of new pipeline capacity between Flanagan, Illinois and Griffith, Indiana by the third quarter of 2015. Furthermore, we and Enbridge will expand the replaced Line 6B capacity to 570,000 Bpd in 2016. The Enbridge-funded Southern Access Extension, Line 9 reversal and other expansion projects will also increase the markets accessed by Lakehead and drive volumes through the Lakehead system. Enbridge’s 165-mile, 24-inch diameter Southern Access Extension pipeline from Flanagan, Illinois to Patoka, Illinois will add 300,000 bpd into the Patoka terminal in 2015.

In North Dakota, oil production levels grew to an approximate average of 1.1 million Bpd during 2014. Capitalizing on this growth, our Berthold Rail Project allows Bakken crude oil further access to markets that are not connected to the major Midwest pipelines. For further discussion on these projects see BUSINESS SEGMENTS—North Dakota System in this Item.

Mainline Expansions

To support these expansions, we and Enbridge have also announced projects to increase Enbridge Mainline capacity, which are to be constructed in three phases. Phase 1 includes increasing the capacity on our Southern Access pipeline, or Line 61, from 400,000 Bpd to 560,000 Bpd and an expansion to Alberta Clipper, or Line 67, capacity from 450,000 Bpd to 570,000 Bpd, both of which were completed during 2014. Phase 2 of the Mainline Expansions consists of further expansions, over time, to Line 61. This phase will be split into two tranches. The first tranche will expand Line 61’s pipeline capacity to 800,000 Bpd and is expected to be in service in the second quarter of 2015. Additional tankage is expected to be completed on various dates beginning in the second quarter of 2015 through early 2016. The second tranche, which remains subject to regulatory and other approvals, will expand the pipeline capacity to 1,200,000 Bpd. Management is exploring with shippers the potential to delay the in-service date of the final tranche of the Line 61 expansion to align more closely with the currently anticipated in-service date for the Sandpiper project, which will drive the need for additional downstream capacity. Lastly, Phase 3 of the Mainline Expansions also includes further expansions Line 67, from 570,000 Bpd to 800,000 Bpd in the second half of 2015.

Line 3 Replacement

Earlier in 2014, we and Enbridge announced our plans to undertake the Line 3 Replacement project, with a focus on increasing system reliability and flexibility. Enbridge will replace portions of Line 3 that run from Enbridge’s Hardisty, Alberta terminal to Gretna, Manitoba in Canada. Additionally, we will replace portions from the international border near Neche, North Dakota to Superior, Wisconsin. The replacement of Line 3 from Gretna, Manitoba to Superior Wisconsin will be jointly funded between us and Enbridge. The total capital investment from us for replacing portions of Line 3 from Neche, North Dakota to Superior Wisconsin is approximately $2.6 billion. This project has CAPP support, and is expected to be completed during late 2017.

Enbridge Projects

A key competitive strength of ours is our relationship with Enbridge. Enbridge is constructing two additional major United States Gulf Coast market access pipeline projects that will pull more volume through the Lakehead system.

The Flanagan South Pipeline is a twinning of the Spearhead system, and transports increased volumes from Flanagan, Illinois into the Cushing, Oklahoma hub. The 36-inch diameter pipeline has a capacity of approximately 600,000 Bpd, and the pipeline was placed in service in December 2014.

In January 2013, Enbridge and its joint venture partner Enterprise Products Partners, L.P., or Enterprise Products, expanded the capacity of their jointly owned Seaway Crude Pipeline System, or Seaway pipeline, to approximately 400,000 Bpd, depending upon the mix of light and heavy grades of crude oil. The Seaway system serves the Houston, Texas City and Freeport refining complexes. A new parallel twin to the Seaway pipeline was mechanically complete in July of 2014 with line fill completed in December 2014, which added 450,000 Bpd of capacity to the system. Additionally, the joint venture between Enbridge and Enterprise Products constructed a 100-mile pipeline from Enterprise Product’s ECHO crude oil terminal southeast of Houston, Texas to the Port Arthur/Beaumont, Texas refining center, referred to as the Seaway Lateral, which will move crude oil from the Seaway pipeline into the refining market east of Houston, Texas.

Enbridge is reviewing a potential restructuring plan that may involve the sale of some of its directly held U.S. liquids pipeline assets to us. Any such transfer of directly held Enbridge U.S. liquids pipeline assets represents several possible opportunities and impacts for our new and existing systems. Enbridge’s review of the potential restructuring plan, however, is still underway and has not progressed to a conclusion. Thus, there can be no assurance that any such restructuring will occur.

Natural Gas

The map below presents the locations of our current Natural Gas systems assets’ and projects being constructed, including joint ventures. These assets are owned by Midcoast Energy Partners, L.P., or MEP, and its subsidiaries. MEP is a Delaware limited partnership we formed to serve as our primary vehicle for owning and growing our natural gas and NGL midstream business in the United States. MEP completed its initial public offering, or the Offering, in November of 2013, but we continue to own all of the equity interests in MEP’s general partner, a 52% limited partner interest in MEP and a 48.4% limited partner interest in MEP’s operating subsidiary, Midcoast Operating. This map depicts some assets owned or under development by Enbridge to provide an understanding of how they relate to our Natural Gas systems.

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

The operations and commercial activities of our gathering and processing assets and intrastate pipelines are integrated to provide better service to our customers. From an operations perspective, our key strategies are to provide safe and reliable service at reasonable costs to our customers and capitalize on opportunities for attracting new customers. From a commercial perspective, our focus is to provide our customers with a greater value for their commodity. We intend to achieve this latter objective by increasing customer access to preferred natural gas markets and NGLs. The aim is to be able to move significant quantities of natural gas and NGLs from our Anadarko, North Texas and East Texas systems to the major market hubs in Texas and Louisiana. From these market hubs, natural gas can be used in the local Texas markets or transported to consumers in the Midwest, Northeast and Southeast United States. The primary market hub for NGLs is the fractionation center in Mont Belvieu, Texas, with its access to refineries, petro-chemical plants, export terminals and outbound pipelines.

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

BUSINESS SEGMENTS

We conduct our business through two business segments:

•	Liquids; and

•	Natural Gas.

These segments have unique business activities that require different operating strategies. During the first quarter of 2014, we changed our reporting segments. The Marketing segment was combined with the Natural Gas segment to form one new segment called “Natural Gas.” There was no change to the Liquids segment.

This change was a result of our reorganization resulting from the Offering, which prompted management to reassess the presentation of our reportable segments considering the financial information available and evaluated regularly by our Chief Operating Decision Maker. The new segment is consistent with how management makes resource allocation decisions and evaluates performance, and furthers the achievement of our long-term objectives. Financial information for the prior periods has been restated to reflect the change in reporting segments.

For information relating to revenues from external customers, operating income and total assets for each segment, refer to Note 16. Segment Information of our consolidated financial statements.

Liquids Segment

Lakehead system

Our Lakehead system, together with the Enbridge system in Canada, form the Mainline system, which has been in operation for over 60 years and forms the longest liquid petroleum pipeline system in the world. The Mainline system operates in a segregation, or batch, mode allowing the transport of 28 crude oil commodities including light, medium, and heavy crude oil, condensate, and NGLs. The Mainline system serves all the major refining centers in the Great Lakes and Midwest regions of the United States and the province of Ontario, Canada.

The Lakehead system is the U.S. portion of Enbridge Inc.’s Mainline system. It is an interstate common carrier pipeline system regulated by the FERC. Our Lakehead system spans a distance of approximately 2,211 miles and consists of approximately 5,300 miles of pipe with diameters ranging from 12 inches to 48 inches, and is the primary transporter of crude oil and liquid petroleum from Western Canada to the United States. Additionally, the Lakehead system has 66 pump station locations with a total of approximately 1,027,000 installed horsepower and 75 crude oil storage tanks with an aggregate capacity of approximately 15.5 million barrels.

Lakehead throughput volumes are primarily supplied by crude oil produced in the growing Bakken and Canadian oil sands resource plays. Crude oil supply from the Bakken region continues to outperform historical expectations as production now exceeds 1.0 million Bpd. Forecasts of Western Canadian crude oil supply are periodically completed by Enbridge, CAPP and the NEB, among others. Western Canada oil sands production is expected to grow by 2.7 million Bpd to over 4.8 million Bpd by 2030. This compares with an expected increase of only 200,000 Bpd from conventional production sources over the same time frame. CAPP revised its oil sands production forecast downward by 400,000 Bpd in 2014 from 5.2 million Bpd to 4.8 million Bpd due to constraints arising from oil sands cost competitiveness and delays in project schedules. In addition, given the recent reductions in near-term capital expenditures announced by Western Canadian producers, CAPP revised its near-term annual production forecast in 2016 to 2.5 million Bpd, which represents a modest reduction of 56,000 Bpd in the oil sands supply growth forecast for 2016. Despite the revisions, the production growth forecasted out of our primary supply markets requires additional pipeline capacity.

Over the past five years, we have completed the largest pipeline expansion program in our history in order to accommodate the growing upstream supply that will feed our completed downstream market access projects. From 2008 through 2010, we completed the Southern Access expansion program, referred to as the Southern Access Pipeline, or Line 61, which increased the capacity of our Mainline system into the Chicago area by 400,000 Bpd and the Alberta Clipper expansion program, referred to as the Alberta Clipper Pipeline, or Line 67, which added 450,000 Bpd of additional capacity into Superior. Subject to regulatory approvals, we intend to expand the Southern Access Pipeline further to a total capacity of 1.2 million Bpd with additional pumping station capital. Similarly, we intend to expand, subject to regulatory approvals, the U.S. portion of the Alberta Clipper Pipeline further to 800,000 Bpd.

Our customers have long development timelines and need assurance that adequate pipeline infrastructure will be in place in time to transport the additional production resulting from completion of their projects. The projects included in our Eastern Access, Light Oil Market Access, U.S. Gulf Coast access, and associated Mainline/Lakehead expansion initiatives will provide the needed incremental market access for both our producer and refiner customers located in our primary target markets.

Customers.    Our Lakehead system operates under month-to-month transportation arrangements with our shippers. During 2014, approximately 56 shippers tendered crude oil and liquid petroleum for delivery through our Lakehead system. We consider multiple companies that are controlled by a common entity to be a single shipper for purposes of determining the number of shippers delivering crude oil and liquid petroleum on our Lakehead system. Our customers include integrated oil companies, major independent oil producers, refiners and marketers.

Supply and Demand.    Our Lakehead system is part of the longest crude oil pipeline in the world and is a critical component of the North American crude oil supply pipeline network. Lakehead is well positioned as the primary transporter of Western Canadian crude oil and continues to benefit from the growing production of crude oil from the Alberta Oil Sands, as well as recent development in tight oil production in North Dakota. Aside from the receipt locations on the Mainline system within Canada, our Lakehead system receives injections from locations within the United States. Clearbrook, Minnesota is the receipt location for U.S. Bakken production, and other U.S. inland and offshore sources are received at Lewistown, Michigan and Mokena, Illinois.

Crude oil originating from the WCSB comprises the majority of Lakehead system deliveries. According to the Energy Information Administration, or EIA, Canada is currently ranked third in the world for total proved reserves, just behind Saudi Arabia and Venezuela, respectively. The NEB estimates that 98% of Canada’s total proved reserves are attributed to Alberta’s oil sands bitumen, with the remainder being conventional oil sources. The Alberta Energy Regulator, or AER, estimates 169 billion total barrels, or approximately 167.2 billion and 1.8 billion barrels of established proved bitumen and conventional reserves, respectively, remain for the region as of 2014. The NEB estimates that total production from the WCSB in 2014 averaged approximately 3.6 million Bpd in 2014 and 3.3 million in 2013. Furthermore, these production levels are expected to grow in the future, as previously discussed.

The growth forecast in the oil sands is being primarily driven by steam assisted gravity drainage, or SAGD, projects. Based on projects currently under construction in Western Canada, the incremental productive capacity that would have access to our systems is reported to increase over the next three years by approximately 1.0 million Bpd.

North Dakota’s Bakken resource play has grown dramatically since 2010, and has become a major component of United States domestic supply. Crude oil supply from the region continues to outperform historical expectations as production averaged approximately 1.0 million Bpd in 2014.

Our Lakehead system is strategically interconnected to multiple refining centers and transportation hubs located within Petroleum Administration for Defense Districts, or PADD, II such as: Chicago, Illinois; Patoka, Illinois; and Cushing, Oklahoma. PADD II is the primary demand market for our Lakehead system. Deliveries on our Lakehead system are negatively affected by periodic maintenance, other competitive transportation alternatives, or refinery turnarounds and other shutdowns at producing plants that supply crude oil. Based on growth in Western Canadian and Bakken crude oil supply and Lakehead operational performance improvements, deliveries on our Lakehead system are expected to grow beyond the 2.1 million Bpd of actual deliveries experienced during 2014.

The latest data available from the EIA extends through October 2014 and shows that total PADD II demand was 3.5 million Bpd. PADD II produced 1.6 million Bpd, and thus imported 1.9 million Bpd from Canada and other regions located in the United States. Imports from Canada comprised 98% of total PADD II crude oil imports, with approximately 74% or 1.4 million Bpd transported on our Lakehead system. The remaining barrels were imported via competitor pipelines from Alberta and offshore sources via the U.S. Gulf Coast or regional transfers from PADD III or PADD IV. Lakehead system deliveries for 2014 were approximately 297,000 Bpd higher than delivery volumes for 2013. Total deliveries from our Lakehead system averaged 2.1 million Bpd in 2014, meeting approximately 84% of the refinery capacity in the greater Chicago area; 76% of the Minnesota refinery capacity; and 83% of Ontario refinery capacity.

Refinery configurations and crude oil requirements within PADD II continue to create an attractive market for Western Canadian and Bakken supply. According to the latest data from the EIA covering January through September 2014, overall refining utilization for PADD II rose 3.5%. Crude oil demand in PADD II averaged 3.5 million Bpd, an increase of 138,000 Bpd from 2013. The primary driver of the increase in PADD II demand is attributed to the completion of BP’s modernizing project at its Whiting, Indiana refinery. The project was completed in the first quarter of 2014.

Competition.    WCSB production in excess of Western Canadian demand moves on existing pipelines into primarily PADD II, with secondary markets including: the Rocky Mountain states (PADD IV); the Anacortes area of Washington state (PADD V); the U.S. Gulf Coast (PADD III); and to Eastern Canada (Ontario). In each of these regions, WCSB crude oil competes with local and imported crude oil. Of all the pipeline systems that transport crude oil out of Canada, the Mainline system transported approximately half of all Canadian crude oil imports into the United States in 2014.

The Lakehead system mainly serves the PADD II market directly and the PADD III market indirectly. Bakken production in excess of local demand primarily moves on existing pipelines into PADD II or is transported by rail to coastal Canadian and U.S. refining markets. The U.S. Gulf Coast continues to be an attractive market for WCSB producers due to the market’s large refining capacity designed to process heavy crude oil. The forecasted long-term incremental growth of Canadian oil sands and Bakken production provides stability for existing pipeline throughputs to historical markets as well as creating new growth opportunities available to both us and our competitors.

Our Eastern Access, Light Oil Market Access, U.S. Gulf Coast Access, and associated Mainline expansion projects will improve the flexibility of our system and are designed to increase Lakehead throughput by reaching new markets. Given the expected increase in crude oil production from the Alberta Oil Sands over the next 10 years, alternative transportation proposals have been presented to crude oil producers. Competitors’ proposals to WCSB and Bakken shippers include expanding, twinning, extending and building new pipeline assets. These proposals and projects are in various stages of regulatory approval. The following provides an overview of other proposals and projects put forth by competing pipeline companies that are not affiliated with Enbridge:

•

In 2008, commercial support was announced to construct Keystone XL, a 36-inch crude oil pipeline that will begin at Hardisty, Alberta and extend down to Cushing, Oklahoma, and then to Nederland, Texas. The pipeline will connect to existing crude oil pipeline from Hardisty, Alberta to Wood River and Patoka, Illinois. Construction of the pipeline will add an additional 700,000 Bpd of capacity when completed. However, in early 2012, the U.S. government rejected the necessary permits for the project as it is currently proposed, thereby making the future of this project uncertain. The project sponsor reapplied for the necessary permits; however, the project is still awaiting presidential approval and no timeline has been set for a decision.

•

In 2012, strong binding commercial support was announced for the expansion of the existing crude oil pipeline transportation services between Alberta and British Columbia. The expansion is comprised of pipeline facilities that may complete the looping of the pipeline in Alberta and British Columbia, pumping stations, tanks in Edmonton and Burnaby and expansion of the Westridge Marine Terminal, with a planned in service date in early 2017. The pipeline has a current capacity of 300,000 Bpd with expansion alternatives up to 890,000 Bpd. The company submitted a formal application to the NEB on December 16, 2013.

•

In 2013, a successful open season was announced for a pipeline project to transport Western Canadian volume to Eastern Canada, confirming strong market support for the pipeline. The project is expected to provide 1.1 million Bpd of crude oil transportation service from Western to Eastern Canada. The project sponsor has not yet made a formal application for the project; however, they have stated that the expected in service date is in late 2018.

•

In 2014, an open season was announced for a pipeline project to transport crude oil from the Bakken/Three Forks production area in North Dakota to key refinery and terminal hubs in the Midwest and Gulf Coast. The project currently has a planned capacity of 320,000 Bpd and is seeking additional commitments to expand capacity to a total amount in excess of 450,000 Bpd. The project is expected to commence commercial operations in the fourth quarter of 2016.

•

In 2014, commercial service began on a 230,000 Bpd, 690-mile pipeline that transports light crude oil found in the Bakken production area from Guernsey, Wyoming, to multiple delivery locations in and around Cushing, Oklahoma.

Transportation of crude oil by rail has also emerged as a competitor primarily due to the lack of pipeline capacity for the WCSB and Bakken regions. As a result, a significant amount of rail loading capacity has been constructed and is proposed in both markets. Rail transportation becomes less competitive, however, as crude oil price differentials narrow between key markets due to high transportation costs relative to pipeline transportation.

These competing alternatives for delivering Western Canadian crude oil into the United States and other markets could erode shipper support for further expansion of our Lakehead system. Accordingly, competition could also impact throughput on and utilization of the Mainline system. The Mainline system, however, offers significant cost savings and flexibility to shippers.

	2014	2013	2012	2011	2010
	(thousands of Bpd)
United States
Light crude oil	496	473	521	473	458
Medium and heavy crude oil	1,167	948	879	850	841
NGL	6	6	5	4	3

Total United States	1,669	1,427	1,405	1,327	1,302

Ontario
Light crude oil	298	247	228	220	223
Medium and heavy crude oil	72	76	85	84	57
NGL	74	66	72	69	73

Total Ontario	444	389	385	373	353

Total Deliveries	2,113	1,816	1,790	1,700	1,655

Barrel miles (billions per year)	582	487	480	450	439

Mid-Continent system

Our Mid-Continent system, which we have owned since 2004, is located within PADD II and is comprised of our Ozark pipeline and storage terminals at Cushing, Oklahoma and Flanagan, Illinois. Our Mid-Continent system includes approximately 1,666 miles of crude oil pipelines and approximately 21.4 million barrels of crude oil storage capacity. Our Ozark pipeline transports crude oil from Cushing to Wood River, where it delivers to the Phillips 66 refinery located at Wood River, Illinois and interconnects with the Woodpat Pipeline and the Wood River Pipeline, each owned by unrelated parties.

The storage terminals consist of 108 individual storage tanks ranging in size from 55,000 to 575,000 barrels. In 2014, approximately 0.9 million barrels of incremental shell capacity came into service. Of the approximately 21.4 million barrels of storage shell capacity on our Mid-Continent system, the Cushing, Oklahoma terminal accounts for approximately 20.1 million barrels. A portion of the storage facilities are used for operational purposes, while we contract the remainder of the facilities with various crude oil market participants for their term storage requirements. Contract fees include fixed monthly capacity fees as well as utilization fees, which we charge for injecting crude oil into and withdrawing crude oil from the storage facilities.

Customers.    Our Mid-Continent system operates under month-to-month transportation arrangements and both long-term and short-term storage arrangements with its shippers. During 2014, approximately 53 shippers tendered crude oil for service on our Mid-Continent system. We consider multiple companies that are controlled by a common entity to be a single shipper for purposes of determining the number of shippers delivering crude oil and liquid petroleum on our Mid-Continent system. These customers include integrated oil companies, independent oil producers, refiners and marketers. Average deliveries on the Ozark pipeline system were 200,000 Bpd for 2014 and 201,000 Bpd for 2013.

Supply and Demand.    Our Mid-Continent system is positioned to capitalize on increasing demand for both domestic and imported crude oil, specifically Canadian imports into the United States. In addition, the Cushing terminal remains in high demand as a result of superior connectivity and robust amounts of trading. In 2014, PADD II imported 1.9 million Bpd from outside of the PADD II region, the majority of which were imported from Canada primarily on our Lakehead system. The remaining barrels of crude oil were imported from PADDs III and IV as well as offshore sources. We expect the demand for local supply to increase and the demand for Canadian crude to stay strong, thus displacing the necessity for other foreign sources.

Competition.    Our Ozark pipeline system currently serves an exclusive corridor between Cushing, Oklahoma and Wood River, Illinois. However, refineries connected to Wood River have crude oil supply options available from Canada via our Lakehead system and a third party pipeline. These same refineries also have access to the United States Gulf Coast and foreign crude oil supply through a third-party pipeline system, which is an undivided joint interest pipeline that is owned by unrelated parties. In addition, refineries located east of Patoka with access to crude oil through our Ozark system, also have access to west Texas supply through the West Texas Gulf/Mid-Valley Pipeline systems owned by unrelated parties. Our Ozark pipeline system faces a significant increase in competition after the completion of a competitor’s pipeline from Hardisty, Alberta to Patoka, Illinois that came into service in June 2010. Our Ozark pipeline system provides crude oil types and grades that are generally lighter and with lower sulfur relative to that transported on the competitor’s pipeline. To date, our Ozark system has remained full. If a negative impact does occur to the volumes on our Ozark system, we will consider alternative uses for our Ozark system.

In addition to movements into Wood River, Illinois, crude oil in Cushing, Oklahoma is transported to Chicago, Illinois and the U.S. Gulf Coast on lines partially owned by Enbridge and on third-party pipeline systems. Western Canadian crude oil moving on Spearhead to Cushing, Oklahoma continues to increase the importance of Cushing as a terminal and pipeline origination area.

The storage terminals rely on demand for storage service from numerous oil market participants. Producers, refiners, marketers and traders rely on storage capacity for a number of different reasons: batch scheduling, stream quality control, inventory management, and speculative trading opportunities. Competitors to our storage facilities at Cushing, Oklahoma include large integrated oil companies and other midstream energy partnerships. Demand for storage capacity at Cushing, Oklahoma has remained high as customers continue to value the flexibility and optionality available with this service. Competition comes from other storage providers with available land and operational facilities in the area. Competition is driven by reliability, quality of service, connectivity and price.

North Dakota system

Our North Dakota system is a crude oil gathering and interstate pipeline transportation system servicing the Williston Basin in North Dakota and Montana, which includes the highly publicized Bakken and Three Forks formations. Our North Dakota system is approximately 847 miles long, has 23 pump stations, multiple delivery points and storage facilities with an aggregate working storage capacity of approximately 1.8 million barrels, and the gathering pipelines that comprise our North Dakota system collect crude oil from nearly 100 different receipt facilities located throughout western North Dakota and eastern Montana, including nearly 20 third party gathering pipeline connections, and deliver a fungible common stream to a variety of interconnecting pipeline and rail export facilities.

Traditionally, the majority of our pipeline deliveries have been made into interconnecting pipelines at Clearbrook, Minnesota where two other pipelines originate: (1) a third-party pipeline serving St. Paul, Minnesota refinery markets; and (2) our Lakehead system providing further pipeline transportation on the Enbridge system into the Great Lakes, eastern Canada and U.S. Midwest refinery markets that include Cushing, Patoka and other pipelines delivering crude oil to the US Gulf Coast. Today, our North Dakota System continues to serve these traditional markets, but through a series of projects in recent years, we have significantly increased the pipeline and rail export capacity from 80,000 Bpd in 2005 to more than 650,000 Bpd in 2014 while providing an array of market options and services:

•

North Dakota Classic—Our Phase 5 and Phase 6 Expansions, coupled with a series of other optimization efforts, have increased the pipeline capacity on our traditional North Dakota system to approximately 210,000 Bpd. The North Dakota Classic system originates at Alexander Station in McKenzie County and terminates at our delivery station at Clearbrook, Minnesota.

•

Bakken Pipeline Expansion—In March 2013, the Bakken Pipeline Expansion Project was placed into service providing an additional 145,000 Bpd of pipeline export capacity from North Dakota. This project, a joint crude oil pipeline expansion project with Enbridge Income Fund Holdings Inc., a partially-owned subsidiary of Enbridge, originates at Berthold, North Dakota and terminates at the Enbridge Mainline in Cromer, Manitoba. Enbridge has secured long term volume commitments from multiple shippers for 100,000 Bpd of the 145,000 Bpd of capacity. The terms of these contracts are 5 or 10 years, with the majority of the volumes contracted at 10 years. The Bakken Expansion Project includes a 225,000 Bpd expansion of the North Dakota Classic system, the Beaver Lodge Loop Project, or the BLLP, which provides 425,000 Bpd of pipeline capacity into Berthold Station. The BLLP was also placed into service in March 2013.

•

Bakken Access Program—During 2013, we completed the pipeline station expansion projects and third-party pipeline connections that were announced in October 2011 as the Bakken Access Program. This Bakken Access program substantially enhanced our gathering capabilities on the North Dakota system and included new facilities at multiple locations accommodating seven third party pipeline connections and the construction of the Little Muddy Station, a new truck delivery/gathering pipeline facility strategically located in Williams County, North Dakota. Our North Dakota system now has the ability to receive more than 500,000 Bpd from third-party pipelines and more than 600,000 Bpd from Enbridge truck and gathering facilities.

•

Berthold Rail Project—In March 2013, Berthold Rail was placed into service with an 80,000 Bpd capacity, providing our North Dakota customers with an alternative transportation solution to shipper needs in the Bakken region. Today, Berthold Rail feeds Bakken crude to U.S. West Coast, U.S. Gulf Coast and U.S. East Coast markets and provides an excellent complement to the options and market access available to Enbridge customers. The facility includes 150,000 barrels of operational storage.

•

Berthold Storage—From October 2013 to March 2014, Enbridge Storage (North Dakota) placed two 150,000 contract storage tanks into service at its merchant storage facility located adjacent to Berthold Station and the Berthold Rail Project. At Berthold, ESND has an ultimate capacity of 300,000 barrels of total storage capacity.

•

Sandpiper Pipeline Project—In November 2013, Enbridge and Marathon Petroleum announced the joint development of the Sandpiper Pipeline Project and the creation of the North Dakota Pipeline Company. Sandpiper is an approximate 600-mile pipeline project originating at Beaver Lodge Station near Tioga, North Dakota and terminating at Enbridge’s Superior, Wisconsin facilities. The portion from Beaver Lodge to Berthold, North Dakota will add 250,000 Bpd of capacity and the portion from Berthold, North Dakota to Clearbrook, Minnesota will add 225,000 Bpd of capacity, with both being 24-inch pipelines. Additionally, the portion from Clearbrook to Superior will be a 30-inch pipeline with 375,000 Bpd of capacity.

Customers.    Customers of our North Dakota system include refiners of crude oil, producers of crude oil and purchasers of crude oil at the wellhead, such as marketers, that require crude oil gathering and transportation services. Producers range in size from small independent owner/operators to large integrated oil companies. During 2014, approximately 148 shippers tendered crude oil for service on our North Dakota system.

Supply and Demand.    Similar to our Lakehead system, our North Dakota system depends upon demand for crude oil in the Great Lakes and Midwest regions of the United States and the ability of crude oil producers to maintain their crude oil production and exploration activities. Due to increased exploration of the Bakken and Three Forks formations within the Williston Basin, the state of North Dakota reported production levels of 1.2 million Bpd as of October 2014 with projections of stabilizing at that level or growing at a low rate due to low oil prices.

Competition.    Traditional competitors of our North Dakota system include refiners, integrated oil companies, interstate and intrastate pipelines or their affiliates and other crude oil gatherers. Many crude oil producers in the oil fields served by our North Dakota system have alternative gathering facilities available to them or have the ability to build their own assets, including their own rail loading facilities. There are a number of third-party pipelines with proposed expansions to increase their capacities to take advantage of the Bakken and Three Forks volume growth: many of these third party pipeline projects are including pipeline connections into our North Dakota system as part of their project scope.

The chief transportation competition to our North Dakota system is rail. Initially considered a niche or alternative form of transportation, rail currently represents more than 59% of the total Bakken crude exported from North Dakota. Rail provides some advantages to pipeline transportation, but future Enbridge pipeline expansions and enhanced market access to Eastern Canadian markets and eastern PADD II are reducing these advantages when it comes to shipping alternatives. As pipeline expansion projects create more export capacity from the Bakken and other pipeline projects provide increased access to more refinery markets across the United States, we expect North Dakota customers will shift volumes back to pipelines.

Natural Gas Segment

Our natural gas business includes natural gas and NGL gathering and transportation pipeline systems, natural gas processing and treating facilities and NGL fractionation facilities, as well as trucking, rail and liquids marketing operations. We gather natural gas from the wellhead and central receipt points on our systems, deliver it to our facilities for processing and treating and deliver the residue gas to intrastate or interstate pipelines for transmission to wholesale customers such as power plants, industrial customers and local distribution companies. We deliver the NGLs produced at our processing and fractionation facilities to intrastate and interstate pipelines for transportation to the NGL market hubs in Mont Belvieu, Texas and Conway, Kansas. In addition, using the Texas Express NGL system, we gather NGLs from certain of our facilities for delivery on the Texas Express NGL mainline to Mont Belvieu, Texas. These assets are owned by MEP and its subsidiaries. MEP is a Delaware limited partnership we formed to serve as our primary vehicle for owning and growing our natural gas and NGL midstream business in the United States. MEP completed its initial public offering in November of 2013, but we continue to own all of the equity interests in MEP’s general partner, a 52% limited partner interest in MEP and a 48.4% limited partner interest in MEP’s operating subsidiary, Midcoast Operating.

Our natural gas business consists of the following four systems:

•

Anadarko system:    Approximately 3,100 miles of natural gas gathering and transportation pipelines, approximately 60 miles of NGL pipelines, seven active natural gas processing plants, five standby natural gas processing plants and one standby treating plant located in the Anadarko basin.

•	East Texas system: Approximately 4,100 miles of natural gas gathering and transportation pipelines, approximately 144 miles of NGL pipelines, four active natural gas processing plants, including two

HCDP plants, seven active natural gas treating plants, two standby natural gas treating plants and one fractionation facility located in the East Texas basin.

•

North Texas system:    Approximately 3,900 miles of natural gas gathering and transportation pipelines, approximately 29 miles of NGL pipelines, and seven active natural gas processing plants located in the Fort Worth basin.

•

Texas Express NGL system:    A 35% interest in an approximately 593-mile NGL intrastate transportation mainline and a related NGL gathering system that consists of approximately 116 miles of gathering lines. The Texas Express NGL system commenced startup operations during the fourth quarter of 2013.

Customers.    Our natural gas business serves customers predominantly in the Gulf Coast region of the United States and include both upstream customers and purchasers of natural gas and NGLs. Upstream customers served by our systems primarily consist of small, medium and large independent operators and large integrated energy companies, while our demand market customers primarily consist of large users of natural gas, such as power plants, industrial facilities, local distribution companies and other large consumers. Due to the cost of making physical connections from the wellhead to gathering systems, the majority of our customers tend to renew their gathering and processing contracts with us rather than seeking alternative gathering and processing services.

Supply and Demand.    Demand for our gathering, processing and transportation services primarily depends upon the supply of natural gas reserves and associated natural gas crude oil development and the drilling rate for new wells. The level of impurities in the natural gas gathered also affects treating services. Demand for these services depends upon overall economic conditions, drilling activity and the prices of natural gas, NGLs, and condensates Commodity prices for natural gas, NGLs, and condensates began declining in the fourth quarter of 2014 and into 2015. As a result, there has been recent reduction in drilling activity by producers. Our existing systems are located in basins that have the opportunity to grow in an improved pricing environment. All of our natural gas systems exist in regions that have shale or tight sands formations where horizontal fracturing technology can be utilized to increase production from the natural gas wells.

Anadarko System

Our Anadarko system includes production from the Granite Wash tight sand formation. Productive horizons in the Granite Wash play include the Hogshooter, Checkerboard, Cleveland, Skinner, Red Fork, Atoka and Morrow formations. Recent decreases in NGL and condensate prices have brought about decreased activity in the region. The Anadarko basin wells generally have long lives with predictable flow rates. Producers generally pursue wells with higher condensate and oil production relative to historical activity that was focused on natural gas and NGL prospects.

We expect development of the Granite Wash play in the Texas Panhandle and western Oklahoma to continue due to the prolific nature of the wells, and to increase when market prices for NGLs and crude oil increase. In order to accommodate the expected growth of the Granite Wash play, we began commissioning the operations of a cryogenic processing plant in the third quarter of 2013, which we refer to as our Ajax processing plant. The Ajax processing plant, condensate stabilizer, field and plant compression, gathering infrastructure and NGL pipelines assist in meeting the anticipated volume growth within our Anadarko system. The total cost of constructing the Ajax processing plant and related facilities was approximately $230.0 million. The Ajax processing plant increased the total processing capacity of our Anadarko system by approximately 150 MMcf/d to approximately 1,150 MMcf/d and also increased the system’s condensate stabilization capacity by approximately 2,000 Bpd. The Ajax processing plant is capable of producing approximately 15,000 Bpd of NGLs now that the Texas Express NGL pipeline, which we refer to as the mainline, is in operation.

With recent commodity prices declining we have idled approximately five less efficient processing plants and consolidated volumes to our more efficient plants, such as Ajax. These plants are available for restart when production increases.

Our Anadarko system has numerous market outlets for the natural gas that we gather and process and NGLs and condensate that we recover on our system. We have connections to major intrastate and interstate transportation pipelines that connect our facilities to major market hubs in the Mid-Continent and Gulf Coast regions of the United States. All of our owned residue gas and condensate is sold to our trucking and marketing business. A portion of our owned NGLs is sold directly to a third-party, while the remainder is sold to our trucking and marketing business. The NGLs produced at our Anadarko system processing plants are transported by pipeline to third-party fractionation facilities and NGL market hubs in Conway, Kansas and Mont Belvieu, Texas.

East Texas System

Our East Texas system gathers production from the: Cotton Valley Lime and lean Bossier Shale plays, which are located on the western side of our East Texas system; the Haynesville/Bossier Shale plays, which run from western Louisiana into East Texas and are among the largest natural gas resources in the United States; the Cotton Valley Sand formation, which also runs from western Louisiana into East Texas and has a high content of NGLs and condensate on the eastern side of our East Texas system; and the Eaglebine play, which spans five counties in East Texas and is comprised of multiple drilling zones crossing through the Woodbine and Eagle Ford formations. The East Texas basin also includes multiple other natural gas and oil formations that are frequently explored, including, among others the Woodbine, Travis Peak, James Lime, Rodessa, and Pettite. The East Texas wells generally have long lives with predictable flow rates. While dry gas drilling declined with the historical decreases in gas prices, more recently, drilling activity has increased in the basin by customers pursuing rich gas and crude oil formations using horizontal drilling and multistage fracturing. In 2014, our processing plants in East Texas were at full capacity.

In the third quarter of 2013, we initiated construction activities at our Beckville processing plant and the related facilities on our East Texas system. This plant along with our significant processing infrastructure in the region is expected to serve existing and prospective customers pursuing production from formations and plays in the East Texas Basin including the Cotton Valley, James Lime, Eaglebine and other liquid rich opportunities in the area. We expect our Beckville processing plant to be capable of processing approximately 150 MMcf/d of natural gas and producing approximately 8,500 Bpd of NGLs to accommodate the additional liquids-rich natural gas being developed within this geographical area in which our East Texas system operates. We estimate the cost of constructing the plant to be approximately $145.0 million and expect it to commence commercial service early in second quarter of 2015.

Our East Texas system has numerous market outlets for the natural gas that we gather and process and NGLs and condensate that we recover on our system. We have connections to major intrastate and interstate transportation pipelines that connect our facilities to major market hubs in the United States Gulf Coast, as well as to several wholesale customers. The majority of our owned residue gas is sold to our trucking and marketing business, while the remainder of our owned residue gas is sold directly to third-party wholesale customers or utilities. All of our owned condensate is sold to our trucking and marketing business. A portion of the NGLs produced at one of our East Texas system processing plants is fractionated by us and sold directly to a third-party chemical company. The remainder of the NGLs recovered at our plants are sold to our trucking and marketing business and transported by pipeline to Mont Belvieu, Texas for fractionation.

North Texas System

A substantial portion of natural gas on our North Texas system is produced in the Barnett Shale play within the Fort Worth basin. The North Texas wells are located in the Fort Worth basin and generally have long lives with predictable flow rates. Producers are pursuing wells with higher condensate and oil production relative to historical activity due to the relatively lower valued gas prospects. As producers have shifted from dry natural gas drilling to rich gas from crude oil production, we have seen our natural gas volumes decline. However, our NGL and condensate production increased in 2014.

Our North Texas system has numerous market outlets for the natural gas that we gather and process and NGLs that we recover on our system. We have connections to major intrastate transportation pipelines that connect our facilities to market centers in the Dallas-Fort Worth area and ultimately to major market hubs in the United States Gulf Coast. The majority of our owned residue gas and all of our owned condensate and NGLs produced at our North Texas system processing plants is sold to our trucking and marketing business.

Texas Express NGL System

The Texas Express NGL system commenced startup operations during the fourth quarter of 2013. Volumes from the Rockies, Permian basin and Mid-Continent regions are delivered to the Texas Express NGL system utilizing Enterprise Products Partners’ existing Mid-America Pipeline between the Conway hub and Enterprise Products Partners’ Hobbs NGL fractionation facility in West Texas. In addition, volumes from and to the Denver-Julesburg basin in Weld County, Colorado can access the system through the Front Range Pipeline which is owned by Enterprise Products Partners, DCP Midstream and Anadarko Petroleum Corporation.

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

Trucking and Marketing Operations

We also include our trucking and marketing operations in our Natural Gas segment. The primary role of our trucking and marketing business is to market natural gas, NGLs and condensate received from our gathering, processing and transportation systems, thereby enhancing our competitive position. In addition, we provide our customers with the opportunity to receive enhanced economics by providing access to premium markets through the transportation capacity and other assets we control. We purchase and receive natural gas, NGLs and other products from pipeline systems and processing plants and sell and deliver them to wholesale customers, such as distributors, refiners, fractionators, utilities, chemical facilities and power plants.

The physical assets of our trucking and marketing business primarily consist of:

•	Approximately 225 transport trucks, 370 trailers and 190 railcars for transporting NGLs;

•	Our TexPan liquids railcar facility near Pampa, Texas; and

•	An approximately 40-mile crude oil pipeline and associated crude oil storage facility near Mayersville, Mississippi, including a crude oil barge loading facility located on the Mississippi River.

•	An approximately 40-mile propylene pipeline extending from Exxon’s refinery in Chalmette, Louisiana to an interconnecting Chevron pipeline near Lafitte, Louisiana.

We also enter into agreements with various third parties to obtain natural gas and NGL supply, transportation, gas balancing, fractionation and storage capacity in support of the trucking and marketing services we provide. These agreements provide us with the following:

•	Up to approximately 79,000 Bpd of firm NGL fractionation capacity;

•	Approximately 3.5 Bcf of firm natural gas storage capacity;

•	Approximately 0.75 Bcf of interruptible natural gas storage capacity;

•	Up to approximately 30,000 Bpd in 2014 to 120,000 Bpd in 2022 of firm NGL transportation capacity on the Texas Express NGL system;

•

Up to approximately 89,000 Bpd of additional NGL transportation capacity, a significant portion of which is firm capacity, through transportation and exchange agreements with three NGL pipeline transportation companies; and

•	Approximately 6.0 million barrels of liquids, or MMBbls, of firm NGL storage capacity.

Customers.    Most of our customers are wholesale customers, such as refiners and petrochemical producers, fractionators, propane distributors and industrial, utility and power plant customers. In addition, we sell natural gas and NGLs to marketing companies at various market hubs.

Supply and Demand.    Supply for our trucking and marketing business depends to a large extent on the natural gas reserves and rate of drilling within the areas served by our gathering, processing and transportation business. Demand is typically driven by weather-related factors with respect to power plant and utility customers and industrial demand.

Since major market hubs for natural gas and NGLs are located in the Mid-Continent and Gulf Coast regions of the United States and our trucking and marketing assets are geographically located within Texas, Louisiana, Oklahoma and Mississippi, the majority of activities are conducted within those states. However, our assets, including our firm transportation capacity and firm natural gas storage capacity, are able to provide us and third parties with access to markets outside of the Mid-Continent and Gulf Coast regions in order to respond to market demand and to realize enhanced value from favorable pricing differentials. Additionally, our firm transportation capacity and our fleet of trucks, trailers and railcars mitigate the risk that our natural gas and NGLs will be shut in by capacity constraints on downstream NGL pipelines and other facilities.

One of the key components of our trucking and marketing business is our natural gas and NGL purchase and resale business. Through our natural gas and NGL purchase and resale operations, we can efficiently manage the transportation and delivery of natural gas and NGLs from our gathering, processing and transportation systems and deliver them through major natural gas transportation pipelines to industrial, utility and power plant customers, as well as to marketing companies at various market hubs throughout the Mid-Continent, Gulf Coast and Southeast regions of the United States. We typically price our sales based on a published daily or monthly price index. In addition, sales to wholesale customers include a pass-through charge for costs of transportation and additional margin to compensate us for the associated services we provide.

We also use third-party storage facilities and pipelines for the right to store natural gas and NGLs for various periods of time under firm storage, interruptible storage or parking and lending services in order to mitigate risk associated with sales and purchase contracts. We contract for third-party pipeline capacity under firm transportation contracts for which the pipeline capacity depends on volumes of natural gas from our natural gas assets. We contract this pipeline capacity for various lengths of time and at rates that allow us to diversify our customer base by expanding our service territory. We have also entered into multiple long-term fractionation contracts with third-party fractionators to provide access to fractionation capacity for our customers.

Competition.    Our trucking and marketing operations have numerous competitors, including large natural gas and NGL marketing companies, marketing affiliates of pipelines, major oil, natural gas and NGL producers, other trucking, railcar and pipeline operations, independent aggregators and regional marketing companies.

Seasonality

Demand for our gathering, processing and transportation services primarily depends upon the supply of natural gas production and the drilling rate for new wells. The drilling activities of producers within our areas of operations generally do not vary materially by season but may be affected by adverse weather. Supply for our trucking and marketing business depends to a large extent on the natural gas reserves and rate of drilling within the areas served by our gathering, processing and transportation systems. Generally, the demand for natural gas and NGLs decreases during the spring and fall months and increases during the winter months and, in some areas, during the summer months. Seasonal anomalies such as mild winters or hot summers can lessen or intensify this fluctuation. Demand for natural gas with respect to power plant and utility customers is typically driven by weather-related factors.

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

The index as of July 1, 2013 resulted in an increase of approximately 4.6% to the indexed portion of Lakehead, Ozark and North Dakota rates. No protests were filed and the rates, as filed, went into effect July 1, 2013.

The index as of July 1, 2014 resulted in an increase of approximately 3.9% to the indexed portion of Ozark, North Dakota and Bakken rates. No protests were filed and the rates, as filed, are in effect. Lakehead’s index rate filing was delayed by one month to August 1, 2014 as a result of negotiations with shippers on a component of Lakehead’s settlement rates. No protests were filed and the rates, as filed, are in effect.

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

Accounting for Pipeline Assessment Costs

In June 2005, the FERC issued an order in Docket No. AI05-1 describing how FERC-regulated companies should account for costs associated with implementing the pipeline integrity management requirements of the United States Department of Transportation, or DOT, and the Pipeline and Hazardous Materials Safety Administration, or PHMSA. The order took effect on January 1, 2006. Under the order, FERC-regulated companies are generally required to recognize costs incurred for performing pipeline assessments that are part of a pipeline integrity management program as a maintenance expense in the period in which the costs are incurred. Costs for items such as rehabilitation projects designed to extend the useful life of the system can continue to be capitalized to the extent permitted under the existing rules. The FERC denied rehearing of its accounting guidance order on September 19, 2005.

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

Regulation of Intrastate Natural Gas Pipelines

Our operations in Texas are subject to regulation under the Texas Utilities Code and the Texas Natural Resources Code, as implemented by the Texas Railroad Commission, or TRRC. Generally, the TRRC is vested with authority to ensure that rates charged for natural gas sales and transportation services are just and reasonable. The rates we charge for transportation services are deemed just and reasonable under Texas law, unless challenged in a complaint. We cannot predict whether such a complaint may be filed against us or whether the TRRC will change its method of regulating rates. The Texas Natural Resources Code provides that an Informal Complaint Process that is conducted by the TRRC shall apply to any rate issues associated with gathering or transmission systems, thus subjecting the gathering and/or intrastate pipeline activities of Enbridge to the jurisdiction of the TRRC via its Informal Complaint Process.

In Oklahoma, intrastate natural gas pipelines and gathering systems are subject to regulation by the Oklahoma, Corporation Commission, or OCC. Specifically, the OCC is vested with the authority to prescribe and enforce rates for the transportation and transmission and sale of natural gas. These rates may be amended or altered at any time by the OCC. However, a company affected by a rate change will be given at least ten days’ notice in order to introduce evidence of opposition to such amendment. Adjustment of claims or settlement of controversies regarding rates between transportation/transmission companies and employees or patrons will be mediated by the OCC. A corporation that fails to comply with OCC rate requirements is subject to contempt proceedings instituted by any affected party.

Regulation by the FERC of Intrastate Natural Gas Pipelines

Our Texas and Oklahoma intrastate pipelines are generally not subject to regulation by the FERC. However, to the extent our intrastate pipelines transport natural gas in interstate commerce, the rates, terms and conditions of such transportation are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act of 1978, or NGPA. At least one of our intrastate pipelines will file for FERC approval of new rates in 2015. In addition, under FERC regulations we are subject to market manipulation and transparency rules. This includes the annual reporting requirements pursuant to FERC Order No. 735 et al. Failure to comply with FERC’s rules, regulations and orders can result in the imposition of administrative, civil and criminal penalties.

Natural Gas Gathering Regulation

Section 1(b) of the Natural Gas Act of 1938, or NGA, exempts natural gas gathering facilities from the jurisdiction of the FERC. We own certain natural gas facilities that we believe meet the traditional tests the FERC has used to establish a facility’s status as a gatherer not subject to FERC jurisdiction. However, to the extent our gathering systems buy and sell natural gas, such gatherers, in their capacity as buyers and sellers of natural gas, are now subject to FERC Order 704 and subsequent reissuances of the Order (currently Order 704-C).

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

Tariffs and Transportation Rate Cases

Lakehead system

Under the published rate tariff as of December 31, 2014 for transportation on the Lakehead system, the rates for transportation of light, medium and heavy crude oil from the Canada-United States international border near Neche, North Dakota and from Clearbrook, Minnesota to principal delivery points are set forth below:

	Published Transportation Rate Per Barrel(1)
	Light	Medium	Heavy
From the international border near Neche, North Dakota:
To Clearbrook, Minnesota	$0.4457	$0.4722	$0.5191
To Superior, Wisconsin	$0.9382	$1.0023	$1.1144
To Chicago, Illinois area	$2.0641	$2.2202	$2.4939
To Marysville, Michigan area	$2.4870	$2.6768	$3.0099
To Buffalo, New York area	$2.5484	$2.7434	$3.0845
Clearbrook, Minnesota to Chicago	$1.8255	$1.9549	$2.1818

(1)	Pursuant to FERC Tariff No. 43.14.0 as filed with the FERC and with an effective date of August 1, 2014 (converted from $/cubic meters of liquid, or m3, to $/Barrel of liquids, or Bbl).

The transportation rates as of December 31, 2014 for medium and heavy crude oil are higher than the transportation rates for light crude oil set forth in this table to compensate for differences in the costs of shipping different types and grades of liquid hydrocarbons. The Lakehead system periodically adjusts transportation rates as allowed under the FERC’s index methodology and the tariff agreements described below.

Base Rates

The base portion of the transportation rates for our Lakehead system are subject to an annual adjustment, which cannot exceed established ceiling rates as approved by the FERC and are determined in compliance with the FERC approved index methodology.

Facilities Surcharge Mechanism

In June 2004, the FERC approved an Offer of Settlement in Docket No. OR04-2-000 between Lakehead and CAPP, which implemented a Facilities Surcharge Mechanism, or FSM, to be calculated separately from and incrementally to the then-existing surcharges in its tariff rates, Enbridge Energy, Limited Partnership, 107 FERC ¶ 61,336 (2004). The FSM includes additional projects negotiated and agreed upon between Lakehead and CAPP as a transparent, cost-of-service based tariff mechanism. This allows the Lakehead system to recover the costs associated with particular shipper-requested projects through an incremental surcharge layered on top of the existing base rates. The FSM Settlement requires the Lakehead system to adjust the FSM annually to reflect the latest estimates for the upcoming year and to adjust for the difference between estimates and actual cost and throughput data from the prior year.

The FERC permitted the FSM to take effect as of July 1, 2004, and the FSM was expressly designed to be open-ended. In its approval of the FSM Settlement, the FERC accepted the Lakehead system’s proposal “to submit for FERC review and approval future agreements resulting from negotiations with CAPP where the parties have agreed that recovery of costs through the FSM is desirable and appropriate.” At the time it was initially established, four projects were included in the FSM:

(1)	The Griffith Hartsdale Transfer Lines Project;

(2)	The Hartsdale Tanks Project;

(3)	The Superior Manifold Modification Project; and

(4)	The Line 17 (Toledo) Expansion Project.

On August 14, 2008, the FERC approved an Amendment to the FSM Settlement to allow the Lakehead system to include in the FSM particular shipper-requested projects that are not yet in service as of April 1st of each year, provided there is an annual adjustment for differences between actual and estimated throughput and costs. Enbridge Energy, Limited Partnership, 124 FERC ¶ 61,159 (2008). The FERC also approved the addition of four new projects to the FSM in Docket No. OR08-10-000:

(5)	Southern Access Mainline Expansion;

(6)	Tank 34 at Superior Terminal and Tank 79 at Griffith Terminal;

(7)	Clearbrook Manifold; and

(8)	Tank 35 at Superior Terminal and Tank 80 at Griffith Terminal.

On August 28, 2009, the FERC accepted the Supplement to the Settlement in Docket No. OR09-5-000 to allow the following three new projects:

(9)	Southern Lights Replacement Capacity Project;

(10)	Eastern Access (Trailbreaker) Backstopping Agreement; and

(11)	Line 5 Expansion Backstopping Agreement.

On March 30, 2010, the FERC accepted the Supplement to the Settlement in Docket No. OR10-7-000 to permit the recovery of the costs associated with two new projects:

(12)	Alberta Clipper Pipeline; and

(13)	Line 3 Conversion Project.

On March 31, 2011, the FERC accepted the Supplement to the Settlement in Docket No. OR11-5-000 to permit the recovery of the costs associated with one new project:

(14)	Line 6B Integrity Program.

On March 29, 2012, the FERC accepted the Supplement to the Settlement in Docket No. OR12-8-000 to permit the recovery of the costs associated with two new projects:

(15)	Line 6B Pipeline Replacement and Dig Program Project; and

(16)	Griffith Terminal Expansion Project.

On February 13, 2013, the FERC accepted the Supplement to the Settlement in Docket No. OR13-11-000 to permit the recovery of the costs associated with two more projects:

(17)	Flanagan Tank Replacement Project; and

(18)	Eastern Access Phase 1 Mainline Expansion Project.

On January 31, 2014, the FERC accepted the Supplement to the Settlement in Docket No. OR14-13-000 to permit the recovery of the costs associated with two more projects:

(19)	Eastern Access Phase 2 Mainline Expansion Project; and

(20)	2014 Mainline Expansions Project.

On July 31, 2014, the FERC accepted the Supplement to the Settlement in Docket No. OR14-33-000 to permit the recovery of the costs associated with three more projects:

(21)	Line 14;

(22)	Agreed-upon Legacy Integrity; and

(23)	Agreed-upon Future Integrity.

The Line 14 project, or Project 21 above, permits the recovery of certain costs related to Line 14 of the Lakehead system. The Agree-upon Legacy Integrity project, or Project 22 above, permits the recovery of the remaining cost-of-service related to certain previously agreed-upon integrity related projects. The Agreed-upon Future Integrity project, or Project 23 above, permits the recovery of 50% of the costs of certain agreed-upon integrity related projects to be conducted on the Lakehead system.

On December 1, 2014, Enbridge filed a Supplement to the Settlement in Docket No. OR15-4 seeking approval for the recovery of the costs associated with two more projects:

(24)	2015-16 Mainline and Eastern Access Expansions.

The 2015-16 Mainline and Eastern Access Expansions projects have an overall estimated capital cost of $1.8 billion and include four main components:

a)	Expansion of Alberta Clipper, or Line 67, from 570,000 Bpd to 800,000 Bpd. It includes four new pump stations and modifications at three existing pump stations. The total estimated cost is $240 million;

b)	Expansion of Southern Access, or Line 61, from 560,000 Bpd to 800,000 Bpd. It includes new pump stations; modifications at four existing pump stations; and tanks at Flanagan, Illinois, and Superior, Wisconsin. The total estimated cost is $755 million;

c)	Expansion of Line 6B from 500,000 Bpd to 570,000 Bpd. It includes modifications at existing pump stations and terminal upgrades. The total estimated cost is $310 million; and

d)	Construction of Line 78, a twin of our existing Line 62, with an initial capacity of 570,000 Bpd. The new 36-inch pipeline from Flanagan, Illinois to Hartsdale, Indiana includes a new initiating pump station. The total estimated cost is $495 million and, subject to regulatory and other approvals.

On December 19, 2014, Flint Hills Resources, L.P. filed a Motion to Intervene and Request for Clarification or, In the Alternative Protest, and on December 29, 2014, Suncor Energy Marketing Inc. filed a Motion to Intervene and Protest the Supplement filing. Suncor requested that the FERC defer action on the Supplement until after Lakehead has filed a tariff incorporating the new project and that the tariff be allowed to go into effect subject to refund.

As of December 31, 2014, the FSM was $1.1377 per barrel for light crude oil movements from the Canada-United States international border near Neche, North Dakota to Chicago, Illinois.

Other Tariff and Transportation Rate Cases

Lakehead was subject to one complaint during 2014 that was initiated in 2012 and dismissed by the FERC on October 1, 2014. High Prairie Pipelines LLC, a subsidiary of Saddle Butte Pipeline, LLC, or High Prairie, filed a complaint with the FERC on May 17, 2012, claiming that Enbridge unduly discriminated against High Prairie by failing to provide High Prairie a connection at the Enbridge Clearbrook Terminal. Enbridge formally denied the accusation in a motion to dismiss on June 6, 2012, submitting that FERC does not have the authority to force a pipeline connection. On March 22, 2013, the FERC issued an order dismissing the complaint. On April 22, 2013, High Prairie filed a Request for Rehearing, which the FERC accepted on May 20, 2013. On October 1, 2014, the FERC issued an Order Denying Rehearing.

International Joint Tariff

FERC Tariff No. 45.3.0, issued May 30, 2014, revised the International Joint Tariff, or IJT, effective July 1, 2014, by increasing the transportation tolls by 0.89%. The IJT provides rates applicable to the transportation of petroleum from all receipt points in western Canada on the Enbridge Pipelines Inc., or Enbridge Pipelines, Canadian Mainline system to all delivery points on the Lakehead Pipeline system owned by Enbridge Energy and to delivery points on the Canadian Mainline located downstream of the Lakehead system. In summary, the IJT provides a simplified tolling structure to cover transportation services that cross the international border and provides a rate that is equal to or less than the sum of the combined Canadian Mainline and Lakehead system rates on file and in effect.

Mid-Continent system

Our Ozark system is located in the Mid-Continent region of the United States. Specifically, the system originates in Cushing, Oklahoma, and offers transportation service to Wood River, Illinois.

On May 30, 2014, our Ozark system filed FERC Tariff 48.4.0 with effective dates of July 1, 2014. The tariff increased Ozark system rates in compliance with the indexed rate ceilings allowed by the FERC, and incorporates the multiplier of 1.038858 that was issued by the FERC in Docket No. RM93-11-000 on May 14, 2014.

The transportation rate for light crude oil on our Ozark system is set forth below:

Published Transportation Rate Per Barrel(1)(2)

From Cushing, Oklahoma to Wood River, Illinois	$0.6463

(1)	Pursuant to FERC Tariff No. 48.4.0 as filed with the FERC on May 30, 2014, with an effective date of July 1, 2014.

(2)	The transportation rates apply to light crude oil only. Medium and heavy crude oil transportation rates on the system are higher.

North Dakota system

The North Dakota system consists of both gathering and trunkline assets. Effective January 1, 2008, two new surcharges were implemented as a part of the North Dakota Phase 5 expansion program, referred to as North Dakota Phase 5. In August 2006, the North Dakota system submitted the Phase 5 Offer of Settlement to the FERC for an expansion of the system, which was approved by the Commission on October 31, 2006 in Docket No. OR06-9-000. The Phase 5 Offer of Settlement outlined the mainline expansion and looping surcharges as cost-of-service based surcharges that are adjusted each year for differences between estimated and actual costs and volumes and are not subject to the FERC indexing methodology. These surcharges were initially applicable for five years immediately following the in-service date of North Dakota Phase 5, which was January 2008. The mainline expansion surcharge is applied to all routes with a destination of Clearbrook and the looping surcharge is applied to volumes originating at either Trenton or Alexander, North Dakota. Effective April 1, 2010, we extended the term of the looping surcharge on our North Dakota system by four years, ending on December 31, 2016 rather than the original date of December 31, 2012. The impact of the term extension reduced the looping surcharge substantially thereby moderating the rate impact on shippers. The mainline expansion surcharge expired on December 31, 2012.

On January 18, 2008, Enbridge North Dakota submitted an Offer of Settlement to the FERC to facilitate the Phase 6 expansion of the North Dakota system. Under the terms of the settlement, which were approved by the FERC on October 20, 2008 in Docket No. OR08-6-000, expansion costs are recovered through a cost-of-service based surcharge on all shipments to Clearbrook, Minnesota. The surcharge is in effect for seven years and is adjusted on an annual basis to actual costs and volumes. It is not subject to the FERC index methodology. The Phase 6 surcharge became effective on January 1, 2010 and is in addition to existing base rates and the Phase 5 surcharges.

On March 1, 2013, FERC Tariff 72.22.0 was filed, adjusting the Phase 5 looping and Phase 6 surcharges and cancelling the Phase 5 mainline surcharge, which expired on December 31, 2012. The filing was protested by one shipper who wanted the surcharge to be applicable to barrels delivered to Berthold, North Dakota in addition to Clearbrook, Minnesota. The FERC rejected the protest on the basis that Enbridge correctly implemented the terms of the approved Offer of Settlement covering the surcharge. A complaint was filed by the same shipper on July 25, 2013 in Docket No. OR13-28-000, asking the FERC to dismiss the Offer of Settlement on the basis that it no longer reflected the circumstances on the North Dakota system. The FERC rejected the complaint in Order 145 FERC ¶ 61,050 on the basis that the complainant did not provide sufficient evidence to convince the FERC to overturn an approved Settlement. On December 13, 2013, the shipper filed a Petition for Review with the U.S. District Court of Appeals. Oral arguments before the court were held on November 14, 2014, and a ruling is expected in mid-2015.

On August 26, 2010, the North Dakota system and Enbridge Pipelines (Bakken) L.P. filed a Petition for Declaratory Order seeking the approval of priority service for the North Dakota portion of the Bakken Project as well as the overall tariff and rate structure for the United States portions of the program. The Petition for Declaratory Order was approved by the FERC on November 22, 2010 in Docket No. OR10-19-000. On March 1, 2013, the Bakken Project went into service and has the capability to transport 145,000 Bpd of Bakken crude from the North Dakota system to Cromer, Manitoba, Canada.

On November 2, 2012, the North Dakota system submitted a Petition for Declaratory Order seeking approval of a related Offer of Settlement with respect to a major expansion and extension of the North Dakota system known as the Sandpiper Project. The project would result in a substantial increase in the capacity available to transport Bakken crude both to and through Clearbrook, North Dakota to Superior, Wisconsin. The terms of the proposal include, among other things, the addition of a cost-of-service rate surcharge to the existing rates to Clearbrook, and a new cost-of-service tariff rate from Clearbrook to Superior. On March 22, 2013, the Petition was denied by the FERC on the basis that an Offer of Settlement requires the unanimous approval of all shippers. A revised proposal for the Sandpiper Project, including the availability of contracted space on the pipeline, is currently being offered to shippers through a successful open season and on February 19, 2014, a revised Petition for Declaratory Order was filed with the FERC. In this petition, the North Dakota system proposed a tariff structure that involves separate rates for committed priority volumes, committed non-priority volumes, and uncommitted volumes. On May 15, 2014, the Petition for Declaratory Order was approved by the FERC in Docket No. OR14-21-000. The Sandpiper project is expected to be placed into service during 2017, subject to obtaining regulatory and other approvals.

Effective February 1, 2014, FERC Tariff 3.1.0 was filed to establish initial gathering charges at Alexander, North Dakota. The $0.01046/bbl interconnection rate resulted from a shipper’s request for a pipeline interconnection at that location.

Effective April 1, 2014, FERC Tariff 3.3.0 was filed to update the calculation of surcharges for two previously approved expansions, the Phase 5 Looping and Phase 6 Mainline. As previously mentioned, these surcharges are cost-of-service based surcharges that are adjusted each year to actual costs and volumes and are not subject to the FERC indexing methodology. This filing increased the Phase 5 Looping surcharge from $0.20 to $0.23 and the Phase 6 Mainline surcharge from $0.83 to $0.87.

Effective May 8, 2014, FERC Tariff 3.4.0 was filed to cancel transportation rates on the North Dakota system from Flat Lake, Montana, as the pipeline is no longer providing service from that receipt point.

Effective July 1, 2014, FERC Tariff 3.5.0 was filed to increase North Dakota system rates in compliance with the indexed rate ceilings allowed by the FERC. This filing incorporated the multiplier of 1.038858, which was issued by the FERC in Docket No. RM93-11-000 on May 14, 2014.

The rates and surcharges for transportation of light crude oil on our North Dakota system are set forth below:

Published Transportation Rate Per Barrel(1)
From Glenburn, Minot, Newburg, Sherwood, Berthold and Stanley, North Dakota to Clearbrook, Minnesota	$1.9538
From Grenora, North Dakota to Clearbrook, Minnesota	$2.1116
From Reserve, Montana to Clearbrook, Minnesota	$2.1465
From Tioga, North Dakota to Clearbrook, Minnesota	$1.9884
From Trenton, North Dakota to Clearbrook, Minnesota	$2.5197
From Alexander, North Dakota to Clearbrook, Minnesota	$2.5719
From Little Muddy, North Dakota to Clearbrook, Minnesota	$2.5197
From Grenora, North Dakota to Tioga, North Dakota	$0.7393
From Reserve, Montana to Tioga, North Dakota	$0.7719
From Trenton, North Dakota to Tioga, North Dakota	$0.8815
From Alexander, North Dakota to Tioga, North Dakota	$0.9336
From Little Muddy, North Dakota to Tioga, North Dakota	$0.8815
From (pump-over) Stanley, North Dakota to Stanley, North Dakota	$0.2717
From Tioga, North Dakota to Stanley, North Dakota	$0.9909
From Grenora, North Dakota to Stanley, North Dakota	$1.1360
From Reserve, Montana to Stanley, North Dakota	$1.1682
From Trenton, North Dakota to Stanley, North Dakota	$1.5300
From Alexander, North Dakota to Stanley, North Dakota	$1.5782
From Little Muddy, North Dakota to Stanley, North Dakota	$1.5300
From Berthold, North Dakota to Berthold, North Dakota	$0.7898
From Stanley, North Dakota to Berthold, North Dakota	$0.9075
From Tioga, North Dakota to Berthold, North Dakota	$0.9909
Gathering from Newburg, North Dakota	$0.8946

(1)	Pursuant to FERC Tariff No. 3.5.0 as filed with the FERC on May 30, 2014, with an effective date of July 1, 2014.

Bakken System

As previously mentioned, the North Dakota system and Enbridge Pipelines (Bakken) L.P. filed a Petition for Declaratory Order seeking the approval of priority service for the North Dakota portion of the Bakken Project as well as the overall tariff and rate structure for the U.S. portions of the program. The Petition for Declaratory Order was approved by the FERC on November 22, 2010 in Docket No. OR10-19-000.

On March 1, 2013, the Bakken pipeline went into service and it currently has the capability to transport 145,000 Bpd from the North Dakota system to Cromer, Manitoba, Canada.

Local Tariff

Effective July 1, 2014, the North Dakota system filed on behalf of the Bakken system with FERC tariff 2.1.0. The tariff increased rates in compliance with the indexed rate ceilings allowed by the FERC, which incorporated the multiplier of 1.038858 issued by the FERC on May 14, 2014 in Docket No. RM93-11-000. This filing also included an adjustment for the operating costs charge, which is part of the committed rate structure. The committed rate structure consists of two components—a base committed rate and an operating costs charge. The operating costs charge is a flow-through of the related operating costs, and is based on throughput. The initial operating costs charge at the in-service date for Bakken on March 1, 2013, was $0.33. With the aforementioned filing, the operating costs charge decreased to $0.22.

The rates and surcharges for transportation of light crude oil on our Bakken system are set forth below:

Published Transportation Rate Per Barrel(1)
From Berthold, North Dakota to the international border near Portal, North Dakota	$1.2421

(1)	Pursuant to FERC Tariff No. 2.1.0 as filed with the FERC on May 30, 2014, with an effective date of July 1, 2014.

International Joint Tariff

Effective July 1, 2014, the Bakken system filed FERC tariff 3.1.0. This filing was a compliance filing in accordance with transportation service agreements included in the Petition for Declaratory Order filed on August 26, 2010 in Docket No. OR10-10-000.

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

Pipeline Safety and Transportation Regulation

Our transmission and gathering pipelines are subject to regulation by the DOT and PHMSA, under the Pipeline Safety Act of 1992, or PSA, relating to the design, installation, testing, construction, operation, replacement and management of transmission and gathering pipeline facilities. PHMSA is the agency charged with regulating the safe transportation of hazardous materials under all modes of transportation, including interstate and intrastate pipelines. Periodically the PSA has been reauthorized and amended, imposing new mandates on the regulator to promulgate new regulations and imposing direct mandates on operators of pipelines.

On December 29, 2006, the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, or PIPES of 2006, was enacted, which further amended the PSA. Many of the provisions were welcomed, including strengthening excavation damage prevention and enforcement. The most significant provisions of PIPES of 2006 that affect us include a mandate to PHMSA to remove most exemptions from federal regulations for liquid pipelines operating at low stress and mandates PHMSA to undertake rulemaking requiring pipeline operators to have a human factors management plan for pipeline control room personnel, including consideration for controlling hours of service. On December 3, 2009, the final rule for the Control Room Management/Human Factors was published and in June 2011, the rule’s implemental deadlines were expedited in order to realize the safety benefits sooner than established in the original rule. The final rule applying safety regulations to all rural onshore hazardous liquid low-stress pipelines was published May 5, 2011 and became effective October 1, 2011.

In April 2011, as a reaction to recent significant accidents involving natural gas explosions and hazardous liquids releases, the DOT Secretary Ray LaHood and PHMSA issued a Call to Action to engage all the state pipeline regulatory agencies, technical and subject matter experts, and pipeline operators to accelerate the repair, rehabilitation, and replacement of the highest-risk pipeline infrastructure. The Call addresses many concerns related to pipeline safety, such as ensuring pipeline operators know the age and condition of their pipelines, proposing new regulations to strengthen reporting and inspection requirements, and making information about pipelines and the safety record of pipeline operators easily accessible to the public.

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

When hydrocarbons are released into the environment or violations identified during an inspection, PHMSA may issue a civil penalty or enforcement action, which can require internal inspections, pipeline pressure reductions and other methods to manage or verify the integrity of a pipeline in the affected area. In addition, the National Transportation Safety Board, or NTSB, may perform an investigation of a significant accident to determine the probable cause and issue safety recommendations to prevent future accidents. Any release that results in an enforcement action or NTSB investigation, such as those associated with Line 6B near Marshall, Michigan and Line 14 near Grand Marsh, Wisconsin could have a material impact on system throughput or compliance costs. As part of the Corrective Action Order, or CAO, related to the Grand Marsh release, we were required to develop and implement a comprehensive plan to address wide-ranging safety initiatives for not only Line 14, but for our entire Lakehead System.

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

Air and Water Emissions.    Our operations are subject to the Clean Air Act of 1970, as amended, or CAA, and the Clean Water Act, or CWA, and comparable state and local statutes. We anticipate, therefore, that we will incur costs in the next several years for air pollution control equipment and spill prevention measures in connection with maintaining existing facilities and obtaining permits and approvals for any new or acquired facilities. The operations of our pipeline facilities are subject to the Environmental Protection Agency’s, or EPA, Spill Prevention, Control, and Countermeasures Rule and are currently in full compliance. Facilities subject to existing Greenhouse Gas Reporting rules reported emissions prior to the March 31, 2012 deadline for 2011 emissions. Our facilities subject to existing EPA Greenhouse Gas Reporting rules have reported emissions prior to the annual filing deadlines. The EPA has recently signed proposed rules that would subject gathering and booster stations to the Greenhouse Gas Reporting Rule, Subpart W regulations. Although these proposed regulations would increase the recordkeeping and reporting requirements, the increased burden would not be different than that imposed on our competitors. On November 10, 2014, the EPA rescinded a Federal Implementation Plan, or FIP, for Texas for Greenhouse Gas Prevention of Significant Deterioration, or GHG PSD, permitting. The Texas State Implementation Plan, or SIP, now has the authority to regulate Greenhouse Gas emissions and approve GHG PSD permits in Texas. This new approval authority should simplify the GHG PSD permitting process in Texas.

On August 23, 2011, the EPA proposed New Source Performance Standards, or NSPS, Subpart OOOO for volatile organic compounds, or VOCs, and sulfur dioxide, or SO2, emissions from the Oil and Natural Gas Sector. The final standards were published and became effective on August 16, 2012. The compliance dates range from October 15, 2012, to October 15, 2013, dependent on the affected equipment. The EPA amended the rule to extend compliance dates for certain storage vessels on August 2, 2013, and may issue additional revised rules in the future. There will be additional costs across the industry to attain compliance with the NSPS, Subpart OOOO, but we do not expect a material effect on our financial statements. On November 26, 2014, the EPA announced its intentions to strengthen air quality standards to within a range of 65 to 70 parts per billion, or Ppb. The EPA last updated these standards in 2008, then setting the standard at 75 Ppb. If this new, more stringent standard is finalized, numerous counties will fall into the non-attainment category, resulting in more costly pollution control requirements.

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

Hazardous Substances and Waste Management.    The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA (also known as the “Superfund” law), and similar state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons, including the owners or operators of waste disposal sites and companies that disposed or arranged for disposal of hazardous substances found at such sites. We may generate some wastes that fall within the definition of a “hazardous substance.” We may, therefore, be jointly and severally liable under CERCLA for all or part of any costs required to clean up and restore sites at which such wastes have been disposed. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws may apply to a broader range of substances than CERCLA and, in some instances, may offer fewer exemptions from liability. We have not received any notification that we may be potentially responsible for material cleanup costs under CERCLA or similar state laws.

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

INSURANCE

Our operations are subject to many hazards inherent in the liquid petroleum and natural gas gathering, treating, processing and transportation industry. Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We maintain commercial liability insurance coverage that is consistent with coverage considered customary for our industry. We are included in the comprehensive insurance program that is maintained by Enbridge for its subsidiaries through the policy renewal date of May 1, 2015. The insurance coverage also includes property insurance coverage on our assets that includes earnings interruption resulting from an insurable event, except for pipeline assets that are not located at water crossings. In the unlikely event multiple insurable incidents occur which exceed coverage limits within the same insurance period, the total insurance coverage will be allocated among the Enbridge entities on an equitable basis based on an insurance allocation agreement the Partnership has entered into with Enbridge and other Enbridge subsidiaries.

The coverage limits and deductible amounts at December 31, 2014 for our insurance policies:

Insurance Type	Coverage Limits		Deductible Amount
	(in millions)
Property and business interruption	Up to $	860.0	$10.0
General liability	Up to $	700.0	$0.1
Pollution liability (as included under General Liability)	Up to $	700.0	$30.0

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

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website http://www.enbridgepartners.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as soon as reasonably practicable after we electronically file such material with the SEC. Information contained on our website is not part of this report.

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

Our strategy contemplates significant expenditures for the development, construction or other acquisition of energy infrastructure assets. The construction of new assets involves numerous regulatory, environmental, legal, political, permitting at federal, state and local levels, materials and labor cost and operational risks that are difficult to predict and beyond our control. As a result, we may not be able to complete our projects at the costs currently estimated or within the time periods we have projected. If we experience material cost overruns, we will have to finance these overruns using one or more of the following methods:

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

Standard & Poor’s, or S&P, Dominion Bond Rating System, or DBRS, and Moody’s Investors Service, or Moody’s, rate our non-credit enhanced, senior unsecured debt. Although we are not aware of current plans by the ratings agencies to lower their respective ratings on such debt, we cannot be assured that such credit ratings will not be downgraded.

Currently, we are parties to certain International Swaps and Derivatives Association, Inc., or ISDA®, agreements associated with the derivative financial instruments we use to manage our exposure to fluctuations in commodity prices. These ISDA® agreements require us to provide assurances of performance if our counterparties’ exposure to us exceeds certain levels or thresholds. We generally provide letters of credit to satisfy such requirements. At December 31, 2014, we have provided $329.6 million in the form of letters of credit as assurances of performance for our then outstanding derivative financial instruments. In the event that our credit ratings were to decline to the lowest level of investment grade, as determined by S&P and Moody’s, we would be required to provide letters of credit in substantially greater amounts to satisfy the requirements of our ISDA® agreements. For example if our credit ratings had been at the lowest level of investment grade at December 31, 2014, we would have been required to provide additional letters of credit in the aggregate amount of $50.6 million. The amounts of any letters of credit we would have to establish under the terms of our ISDA® agreements would reduce the amount that we are able to borrow under our senior unsecured revolving credit facility and our 364-day credit facility, referred to as our Credit Facilities.

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

In addition, the amount of cash we distribute depends primarily on our cash flow rather than net income or net loss. Therefore, we may make cash distributions for periods in which we record net losses or may make no distributions for periods in which we record net income.

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

Our financial performance depends to a large extent on the volumes transported on our liquids or natural gas pipeline systems. Decreases in the volumes transported by our systems can directly and adversely affect our revenues and results of operations. The volume transported on our pipelines can be influenced by factors beyond our control including:

•	competition;

•	regulatory action;

•	weather conditions;

•	storage levels;

•	alternative energy sources;

•	decreased demand;

•	fluctuations in energy commodity prices;

•	environmental or other governmental regulations;

•	economic conditions;

•	supply disruptions;

•	availability of supply connected to our pipeline systems; and

•	availability and adequacy of infrastructure to move, treat and process supply into and out of our systems.

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

Our Lakehead system is highly dependent on sustained production from the Alberta Oil Sands. Growth in production from the oil sands over the past decade has remained strong due to high oil prices and improved production methods; however the industry faces a number of risks associated with the scope and scale of its projects. Factors and risks affecting the Oil Sands industry include:

•	reduced crude oil prices;

•	cost inflation;

•	labor availability;

•	environmental impact;

•	reputation management;

•	changing policy and regulation; and

•	commodity price volatility.

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

The environmental impact of oil sands development in northern Alberta has been at the forefront of discussion around future industry growth in the region. Labor and environmental groups have expressed their views and concerns about oil sands development and pipeline infrastructure in the public domain and in front of regulators. The primary concerns raised include greenhouse gas emissions and environmental monitoring and reclamation. Though industry associations have stated that they are not opposed to changes in policy and regulation to address these concerns, the adoption of new regulation that may curtail oil sands development or adversely impact the oil and gas industry remains a risk and may result in, among other things, significant capital expenditures, increased operating costs, or decreased demand for our products.

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

Our Ozark pipeline system faces competition from a competitor pipeline that carries crude oil from Hardisty to Wood River and Patoka in southern Illinois.

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

Our Liquids segment results may be adversely affected by commodity price volatility.

Volatility in commodity prices can impact production volumes in the oil sands region of Western Canada and the Bakken region of North Dakota, our two primary crude oil supply basins.

The relatively high costs and large up front capital investments required by oil sands projects involves significant assumptions concerning short-term and long-term crude oil fundamentals including world supply and demand, North American supply and demand, and price outlook among many other factors. As oil sands production is long-term in nature, the long-term outlook is significant to a producer’s investment decision. Short-term decisions may impact the annual rate of future supply growth from the oil sands region.

While current oil sands projects are not as sensitive to short-term declines in crude oil prices, a protracted decline in crude oil prices could result in delay or cancellation of future projects. In addition, wide commodity price spreads have impacted producer netbacks and margins in the past years that largely resulted from insufficient pipeline infrastructure and takeaway capacity from producing regions in Alberta. Combined with high labor and operating costs, this has forced some producers to reconsider or defer projects until a more favorable climate for infrastructure development can be forecast.

Tight sands and shale oil production in any basin in North America such as the Bakken or the Permian will be comparatively more sensitive to the short-term changes in crude oil prices due to the production profile associated with individual tight sands and shale oil wells. Accordingly, during periods of comparatively low prices, supply growth from the North Dakota basin may be lower, which may impact volumes on our pipeline system.

Our Natural Gas segment results may be adversely affected by commodity price volatility and risks associated with our hedging activities.

The prices of natural gas, NGLs and crude oil are inherently volatile, and we expect this volatility will continue. We buy and sell natural gas, NGLs, and crude oil in connection with our marketing activities. Our exposure to commodity price volatility is inherent to our natural gas, NGL, and crude oil purchase and resale activities, in addition to our natural gas processing activities.

For 2015, we expect approximately 47% of our gross margin within our Natural Gas segment to be attributable to contracts with some degree of commodity price exposure. To the extent that we engage in hedging activities to reduce our commodity price exposure, we may be prevented from realizing the full benefits of price increases above the level of the hedges. However, because we are not fully hedged, we will continue to have commodity price exposure on the unhedged portion of the commodities we receive in-kind as payment for our gathering, processing, treating and transportation services. As a result of this unhedged exposure, a substantial decline in the prices of these commodities could adversely affect our results of operation and cash flows and ability to make distributions.

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

Compliance with environmental and operational safety laws and regulations may expose us to significant costs and liabilities.

Our pipeline, gathering, processing and trucking operations are subject to federal, state and local laws and regulations relating to environmental protection and operational and worker safety. Numerous governmental authorities have the power to enforce compliance with the laws and regulations they administer and permits they issue, oftentimes imposing complex requirements and necessitating capital expenditures or increased operating costs to achieve compliance. Our failure to comply with these laws, regulations and operating permits can result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. Our operation of liquid petroleum and natural gas gathering, processing, treating and transportation facilities exposes us to the risk of incurring significant environmental and safety-related costs and liabilities. Additionally, operational modifications, including pipeline restrictions, necessary to comply with regulatory requirements and resulting from our handling of liquid petroleum and natural gas, historical environmental contamination, accidental releases or upsets, regulatory enforcement, litigation or safety and health incidents can also result in significant cost or limit revenues and volumes. Further, environmental and operational safety laws and regulations, including but not limited to pipeline safety, wastewater discharge and air emission requirements, continue to become more stringent over time, particularly those related to the oil and gas industry. We may incur joint and several strict liability under these environmental laws and regulations in connection with discharges or releases of liquid petroleum and natural gas and wastes on, under or from our properties and facilities, many of which have been used for gathering or processing activities for a number of years, oftentimes by third parties not under our control. Private parties, including the owners of properties through which our gathering systems pass and facilities where our liquid petroleum and natural gas or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may also incur costs in the future due to changes in environmental and safety laws and regulations, or re-interpretations of enforcement policies or claims for personal, property or environmental damage. We may not be able to recover these costs from insurance or through higher rates.

Our operations may incur substantial liabilities to comply with climate change legislation and regulatory initiatives.

Because our operations, including our processing, treating and fractionation facilities and our compressor stations, emit various types of greenhouse gases, legislation and regulations governing greenhouse gas emissions could increase our costs related to operating and maintaining our facilities, and could delay future permitting. In addition, the regulation of greenhouse gas emissions could result in less demand for crude oil, natural gas and NGLs over time. At the federal level, the United States Congress has in the past and may in the future consider legislation to impose a tax on carbon or require a reduction of greenhouse gas emissions. On September 22, 2009, the EPA issued a rule requiring nation-wide reporting of greenhouse gas emissions beginning January 1, 2010. The rule applies primarily to large facilities emitting 25,000 metric tons or more of carbon dioxide-equivalent greenhouse gas emissions per year and to most upstream suppliers of fossil fuels and industrial greenhouse gas, as well as to manufacturers of vehicles and engines. Subsequently, on November 30, 2010, the EPA issued a supplemental rulemaking that expanded the types of industrial sources that are subject to or potentially subject to the EPA’s mandatory greenhouse gas emissions reporting requirements to include petroleum and natural gas systems. These regulations were amended by the EPA in November 2014.

The EPA concluded that the April 2010 issuance of regulations to control the greenhouse gas emissions from light duty motor vehicles (the “tailpipe rule”) automatically triggered provisions of the CAA that, in general, potentially could require stationary source facilities that emit more than 250 tons per year of carbon dioxide equivalent to obtain permits to demonstrate that best practices and technology are being used to minimize greenhouse gas emissions. On May 13, 2010, the EPA issued the “tailoring rule,” which served to increase the greenhouse gas emissions threshold that triggers the permitting requirements for major new (and major modifications to existing) stationary sources. This rule was upheld by the U.S. Court of Appeals for the District of Columbia Circuit (Coalition for Responsible Regulation v. EPA) and then subsequently revised by the U.S. Supreme Court in 2013 (Utility Air Regulatory Group v. EPA). Under the phased-in approach now being implemented by the EPA, for most purposes, new permitting provisions to reduce greenhouse gas emissions are required for new major source facilities that also emit 100,000 tons per year or more of carbon dioxide equivalent, or CO2e, and existing major source facilities making major modifications that also would increase greenhouse gas emissions by 75,000 CO2e. The EPA has also indicated in rulemakings that it may further reduce the current regulatory thresholds for greenhouse gas emissions, making additional sources subject to permitting. The EPA has stated, consistent with President Obama’s Climate Action Plan, that it intends to assess methane and other greenhouse gas emissions from the oil and gas sector and adopt amended regulations by the end of 2016 for the sector if further reductions are warranted.

In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap-and-trade programs. Although many of the state-level initiatives have, to date, focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that in the future sources in states where we operate, such as our gas-fired compressors, could become subject to greenhouse gas-related state regulations. Depending on the particular program, we could in the future be required to take direct measures to further reduce greenhouse gas emissions or purchase and surrender emission allowances. Any additional costs or operating restrictions associated with new legislation or regulations regarding greenhouse gas emissions could have a material adverse effect on our operating results and cash flows, in addition to the demand for our services.

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas production by our customers, which could adversely impact our revenues.

A significant portion of our customers’ natural gas production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in Congress. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential impacts of hydraulic fracturing on drinking water resources; the multi-year study’s individual research projects began publishing results in 2013, and individual studies are ongoing. In addition, the EPA has announced its intention to regulate wastewater discharges from hydraulic fracturing and other natural gas production activities under the CWA and is scheduled to issue a proposed rule in 2015.

On April 17, 2012, the EPA also approved final rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. These new rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through flaring until 2015, after which reduced emission or “green” completions must be used. The rules also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas producing plants, and certain other equipment. On April 12, 2013, the EPA proposed amendments to the rule which would, among other things, provide additional time for recently constructed, modified or reconstructed storage tanks to install emission controls. These rules may require a number of modifications to our customers’ and our own operations, including the installation of new equipment to control emissions. Compliance with such rules could result in additional costs for us and our customers, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.

Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. For example, on December 13, 2011, the TRRC adopted the Hydraulic Fracturing Chemical Disclosure Rule implementing a state law passed in June 2011, requiring public disclosure of hydraulic fracturing fluid contents for wells drilled under drilling permits issued after February 1, 2012. Certain states, including the State of Texas, also have taken regulatory action in response to increased seismic activity that in certain cases have been connected to hydraulic fracturing. In addition, at least one municipality in a state in which we operate, the City of Denton, Texas, has followed others in adopting bans or severely restricting hydraulic fracturing activities. Litigation concerning this ban, as well as others, is ongoing. We cannot predict whether any legislation or regulation will be enacted and if so, what its provisions would be. If additional levels of regulation and permits are required through the adoption of new laws and regulations at the federal, state or local level, it could lead to delays, increased operating costs and prohibitions for producers who drill near our pipelines. These factors could reduce the volumes of natural gas and NGLs available to move through our gathering and other systems, which could materially and adversely affect our financial condition, results of operations and cash flows, as well as our ability to make cash distributions to our unitholders.

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

Our assets vary in age and were constructed over many decades which may cause our inspection, maintenance or repair costs to increase in the future. In addition, there could be service interruptions due to unknown events or conditions, or increased downtime associated with our pipelines that could have a material and adverse effect on our business and results of operations.

Our pipelines vary in age and were constructed over many decades. Pipelines are generally long-lived assets, and pipeline construction and coating techniques have changed over time. Depending on the era of construction, some assets will require more frequent inspections, which could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to make distributions to our unitholders.

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

In July 2010, federal legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act provides additional statutory requirements for swap transactions, including energy and interest rate hedging transactions. These statutory requirements must be implemented through regulations, primarily through the Commodity Futures Trading Commission, or CFTC. To date, the Dodd-Frank Act provisions have not materially changed the way many of our swap transactions are entered into, as we have been able to continue transacting with existing counterparties in over-the-counter markets or with registered exchanges to meet hedging requirements set forth in our risk policies.

The full impact of the Dodd-Frank Act on our hedging activities as an end user is uncertain at this time, as the CFTC has not yet promulgated final regulations implementing some of the key provisions on margining or position limits. We may have new regulatory burdens from these developments in addition to various business conduct, recordkeeping and reporting rules resulting from the Dodd-Frank Act provisions currently in place. Moreover, longer-term, fundamental changes to the swap market as a result of the Dodd-Frank Act requirements could significantly increase the cost of entering into and/or reduce the availability of new or existing swaps.

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

We, as financial support provider, entered into a financial support agreement with Midcoast Operating, pursuant to which we will provide letters of credit and guarantees, not to exceed $700 million in the aggregate at any time outstanding, in support of the financial obligations of Midcoast Operating and its wholly owned subsidiaries under derivative agreements and natural gas and NGL purchase agreements to which Midcoast Operating, or one or more of its wholly owned subsidiaries, is a party. Our rights to payments under the financial support agreement are subordinated to the rights of the lenders under the private placement debt of MEP and the revolving credit facility of MEP and Midcoast Operating during the continuation of a default under their revolving credit facility. If Midcoast Operating experiences financial or other problems and fails to comply with their revolving credit facility, it would limit our ability to receive payment of amounts owed to us under this agreement. In addition, MEP and Midcoast Operating are restricted under their revolving credit facility in certain circumstances involving certain defaults thereunder or any events of defaults thereunder from making distributions to us. Any inability of MEP or Midcoast Operating to make distributions, or of Midcoast Operating to repay its indebtedness to us, could reduce our cash flows and affect our results of operations.

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

Additionally, the public sale by our General Partner of a significant portion of the Class A or Class B common units, Class D units, Class E units or Series 1 preferred units that it or its subsidiary currently owns could reduce the market price of the Class A common units. Our partnership agreement allows the General Partner to cause us to register for public sale any units held by the General Partner or its affiliates. A public or private sale of the Class A or Class B common units, Class D units, Class E units or Series 1 preferred units currently held by our General Partner or its subsidiary could absorb some of the trading market demand for the outstanding Class A common units.

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

The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

Our Class A common units are listed on the NYSE. The NYSE does not require us to have, and we do not intend to have, a majority of independent directors on the boards of our General Partner or Enbridge Management, or to establish a compensation committee or nominating and corporate governance committee. In addition, any future issuance of additional Class A common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to corporations. Accordingly, holders of our Class A common units will not have the same protections afforded to investor owners of certain corporations that are subject to all of the NYSE corporate governance requirements.

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

We are included in the comprehensive insurance program that is maintained by Enbridge for its subsidiaries and affiliates through the policy renewal date of May 1, 2015. The comprehensive insurance program also includes property insurance coverage on our assets, except pipeline assets that are not located at water crossings, including earnings interruption resulting from an insurable event. In the unlikely event multiple insurable incidents occur which exceed coverage limits within the same insurance period, the total insurance coverage will be allocated among the Enbridge entities on an equitable basis based on an insurance allocation agreement the Partnership has entered into with Enbridge, MEP, and another Enbridge subsidiary.

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

TAX RISKS TO COMMON UNITHOLDERS

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of additional entity-level taxation for state tax purposes, then our distributable cash flow to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a publicly-traded partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

Section 7704 of the Internal Revenue Code of 1986, or the Internal Revenue Code, provides that publicly traded partnerships will, as a general rule, be taxes as corporations. An exception exists, however, with respect to a publicly traded partnership for which 90% or more of the gross income for every taxable year consists of “qualifying income.” If less than 90% of our gross income for any taxable year is qualifying income, we will be taxed as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent tax years. Although we do not believe that we will be treated as a corporation for federal income tax purposes based on our current operations, the IRS could disagree with the positions we take. We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other tax matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced.

In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay Texas franchise tax on our gross income apportioned to Texas.

Imposition of any such taxes may substantially reduce the cash we have available for distribution to you. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation for state tax purposes, there would be material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that, if a law is enacted that subjects us to taxation as a corporation for federal income tax purposes, the minimum quarterly distribution amount and the target distribution levels will be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. It is possible, however, that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

Our unitholders’ share of our income will be taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.

Because a unitholder will be treated as a partner to whom we will allocate taxable income that could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income will be taxable to the unitholder. This allocation of taxable income may require the payment of federal income taxes and, in some cases, state and local income taxes, even if the unitholder receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability resulting from that income.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our distributable cash flow to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we have taken or may take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our positions and such positions may not ultimately be sustained. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our General Partner because the costs will reduce our distributable cash flow.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease the tax basis of the unitholder’s common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if the unitholder sells such common units at a price greater than the unitholder’s tax basis in those common units, even if the price received is less than the original cost. Furthermore, a substantial portion of the amount realized on any sale of common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income, or UBTI, and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult a tax advisor before investing in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could result in more tax to you and may adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. Our counsel is unable to opine as to the validity of such filing positions. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. The U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed Treasury Regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may be required to recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may be required to recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We have adopted certain valuation methodologies for federal income tax purposes that may result in a shift of income, gain, loss and deduction between our General Partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our General Partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our General Partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our General Partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, you may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in over 22 states. Most of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units. Please consult your tax advisor.

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

Our Class A common units are listed and traded on the NYSE, the principal market for the Class A common units, under the symbol EEP. The quarterly price ranges per Class A common unit and cash distributions paid per unit for 2014 and 2013 are summarized as follows:

	First	Second	Third	Fourth
2014 Quarters
High	$29.94	$36.95	$40.10	$41.68
Low	$26.30	$26.00	$31.78	$31.63
Cash distributions paid	$0.54350	$0.54350	$0.55500	$0.55500
2013 Quarters
High	$30.68	$31.17	$33.49	$31.30
Low	$27.01	$28.01	$28.97	$28.41
Cash distributions paid	$0.54350	$0.54350	$0.54350	$0.54350

On February 13, 2015, the last reported sales price of our Class A common units on the NYSE was $38.84. At January 30, 2015, there were approximately 80,524 Class A common unitholders, of which there were approximately 995 registered Class A common unitholders of record. There is no established public trading market for our Class B common units or Class D units, all of which are held by the General Partner, or our i-units, all of which are held by Enbridge Management.

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

	December 31,
	2014	2013	2012	2011	2010
	(in millions, except per unit amounts)
Income Statement Data:
Operating revenues(6)(9)	$7,964.7	$7,117.1	$6,706.1	$9,109.8	$7,736.1
Operating expenses(6)(7)(8)(9)	6,878.0	6,676.7	5,812.9	8,113.0	7,608.8

Operating income	1,086.7	440.4	893.2	996.8	127.3
Interest expense	403.2	320.4	345.0	320.6	274.8
Allowance for equity used during construction	57.2	43.1	11.2	—	15.3
Other income (expense)(10)	8.9	16.0	(1.2)	6.5	2.2
Income tax expense	9.6	18.7	8.1	5.5	7.9
Noncontrolling interest	263.3	88.3	57.0	53.2	60.6
Series 1 preferred unit distributions	90.0	58.2	—	—	—
Accretion of discount on Series 1 preferred units	14.9	9.2	—	—	—

Income (loss) from continuing operations attributable to general and limited partnership interests	$371.8	$4.7	$493.1	$624.0	$(198.5)

Net income (loss) allocable to common units and i-units	$218.4	$(122.7)	$369.2	$520.5	$(260.1)

Net income (loss) per common unit and i-unit (basic)(1)	$0.67	$(0.39)	$1.27	$1.99	$(1.09)

Net income (loss) per common unit and i-unit (diluted)(1)	$0.67	$(0.39)	$1.27	$1.99	$(1.09)

Cash distributions paid per limited partner unit outstanding	$2.1970	$2.1740	$2.1520	$2.0925	$2.0240

Financial Position Data (at year end):
Property, plant and equipment, net(7)(9)	$15,692.7	$13,176.8	$10,937.6	$9,439.4	$8,641.6
Total assets	17,746.9	14,901.5	12,796.8	11,370.1	10,441.0
Long-term debt, excluding current maturities(3)	6,675.2	4,777.4	5,501.7	4,816.1	4,778.9
Notes payable to General Partner	306.0	318.0	330.0	342.0	347.4
Partners’ capital:
Series 1 preferred units	1,175.6	1,160.7	—	—	—
Class A common units(4)	235.5	2,979.0	3,590.2	3,386.7	2,641.0
Class B common units	—	65.3	83.9	82.2	64.9
Class D units(11)	2,516.8	—	—	—	—
Incentive distribution units	493.0	—
i-units(5)(8)	712.6	1,291.9	801.8	728.6	579.1
General Partner	198.3	301.5	299.0	285.6	256.8
Accumulated other comprehensive income (loss)	(211.4)	(76.6)	(320.5)	(316.5)	(121.7)
Noncontrolling interest	3,609.0	1,975.6	793.5	445.5	465.4

Partners’ capital	$8,729.4	$7,697.4	$5,247.9	$4,612.1	$3,885.5

Cash Flow Data:
Cash flows provided by operating activities(6)(7)(8)(9)	$816.8	$1,212.4	$851.0	$1,045.6	$377.9
Cash flows used in investing activities	2,976.6	2,642.9	1,906.6	1,099.0	1,427.8
Cash flows provided by financing activities(3)(4)(5)	2,192.9	1,367.4	860.6	331.4	1,051.2
Additions to property, plant and equipment, and acquisitions included in investing activities, net of cash acquired(2)	2,933.8	2,410.8	1,739.9	1,091.8	1,429.5

(1)

The allocation of net income (loss) to the General Partner in the following amounts has been deducted before calculating income (loss) from continuing operations per common unit and i-unit: 2014, $163.9 million; 2013, $144.1 million; 2012, $129.3 million; 2011, $104.5 million; and 2010, $61.6 million.

(2)	Our income statement, financial position and cash flow data reflect the following significant acquisitions:

Date of Acquisition	Description of Acquisition
September 2010	Acquisition of the Elk City system in Oklahoma and Texas.

(3)	Our financial position and cash flow data include the effect of the following debt issuances and debt repayments:

Date of Debt Issuance	Debt Type	Amount of Debt Issuance
September 2014	3.560% MEP Senior Notes	$75
September 2014	4.040% MEP Senior Notes	$175
September 2014	4.420% MEP Senior Notes	$150
September 2011	4.200% Senior Notes	$600
September 2011	5.500% Senior Notes	$150
September 2010	5.500% Senior Notes	$400
March 2010	5.200% Senior Notes	$500

•	For the year ended December 31, 2014 we paid $200.0 million of our 5.350% senior notes.

•	For the year ended December 31, 2013 we paid $200.0 million of our 4.750% senior notes.

•	For the year ended December 31, 2012 we paid $100.0 million of our 7.900% senior notes.

•	For the year ended December 31, 2011 we paid $31.0 million of our First Mortgage Notes.

•	For the year ended December 31, 2010 we paid $31.0 million of our First Mortgage Notes.

(4)	Our financial position and cash flow data include the effect of the following limited partner unit issuances:

Date of Unit Issuance	Class of Limited Partnership Interest	Number of Units Issued	Net Proceeds Including General Partner Contribution
September 2012	Class A	16,100,000	$456.2
May 2012	Class A	64,464	$2.0
2011 Equity Distribution Agreement issuances	Class A	3,084,208	$95.5
December 2011	Class A	9,775,000	$298.1
September 2011	Class A	8,000,000	$222.9
July 2011	Class A	8,050,000	$238.6
January 2011	Class A	50,650	$1.6
2010 Equity Distribution Agreement issuances	Class A	2,237,402	$59.9
November 2010	Class A	11,960,000	$354.8

•	All unit issuances prior to the April 2011 stock split have been retrospectively adjusted to be comparable.

•	In January 2011 and May 2012 we issued Class A common units in connection with land acquisitions.

(5)	Our income statement, financial position and cash flow data include the effect of the following distributions:

Fiscal Year	Amount of Distribution of i-units to i-unit Holders(a)	Retained from General Partner	Distribution of Cash
2014	$143.9	$3.0	$727.8
2013	$113.8	$2.3	$708.9
2012	$85.0	$1.7	$660.3
2011	$75.7	$1.5	$565.7
2010	$68.3	$1.4	$481.6

(a)

The quarterly in-kind distributions of 4.6 million, 3.8 million, 2.6 million, 2.4 million and 2.5 million i-units during 2014, 2013, 2012, 2011 and 2010, respectively were made to our General Partner in lieu of cash distributions.

(6)

Operating results for the years ended December 31, 2014, 2013 and 2012, were affected by costs incurred in connection with the crude oil releases on Lines 6A and 6B of our Lakehead system. We estimate that in connection with these incidents for the years ended December 31, 2014, 2013, 2012 , 2011 and 2010 we accrued costs of $85.9 million, $302.0 million, $55.0 million, $218.0 million and $595.0 million, respectively, for emergency response, environmental remediation and cleanup activities associated with the crude oil releases, before insurance recoveries and excluding fines and penalties. In addition, for the years ended December 31, 2014, 2013, 2012 and 2011, we recognized $0.0 million, $42.0 million, $170.0 million and $335.0 million, respectively, in insurance recoveries related to such incidents. Furthermore, during the period the pipelines were not in service in 2010, our operating revenues were lower by approximately $16 million as a result of the volumes that we were unable to transport. We do not maintain insurance coverage for interruption of our operations, except for water crossings, and therefore we will not recover the revenues lost while Lines 6A and 6B were not in service. Based on our current estimate of costs associated with these crude oil releases through December 31, 2014, Enbridge and its affiliates, including us, have exceeded the limits of coverage under this insurance policy; however we are in legal discussions to recover the remaining $103.0 million balance of our aggregate insurance coverage, but there can be no assurance that we will collect the remaining insurance balance.

(7)

Operating results for the year ended December 31, 2011 were affected by $52.2 million we received in the second quarter of 2011 for the settlement of a dispute related to oil measurement losses, which we recognized as a reduction to operating expenses.

(8)

Operating results for the year ended December 31, 2011 were affected by $18.0 million of additional expense we recognized in the fourth quarter of 2011, related to accounting misstatements and accounting errors. At our wholly-owned trucking and NGL marketing subsidiary, we identified accounting misstatements and other errors in early 2012 associated with the financial statement recognition of NGL product purchases and sales within our Natural Gas segment over a period from at least 2005 through 2011 prior to their detection in 2012.

(9)

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

(10)

Since October 2011, we and Enbridge have announced multiple expansion projects that will provide increased access to refineries in the United States Upper Midwest and in Canada in the provinces of, Ontario, and Quebec for light crude oil produced in western Canada and the United States. These projects collectively referred to as the Eastern Access Projects and Mainline Expansion Projects, will cost approximately $2.7 billion and $2.3 billion, respectively. These projects have been undertaken on a cost-of-service basis and are funded 75% by our General Partner and 25% by the Partnership under the Eastern Access Joint Funding Agreement and Mainline Expansion Joint Funding Agreement, as amended. In conjunction with our application of the provisions of regulatory accounting, we recorded allowance for equity during construction, or AEDC, of $54.7 million, $33.3 million and $4.7 million, for the years ended December 31, 2014 and 2013, and 2012 and respectively, which is recorded in “Other income” in our consolidated statements of income.

(11)

July 1, 2014 we issued a total of 66.1 million Class D units, which are owned by a subsidiary of the General Partner. The Class D unites carry a distribution equal to the quarterly distribution on the Class A common units. The Class D units are convertible on a one-for-one basis into Class A common units at any time after the fifth anniversary of the closing date, at the holder’s option.

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

•

Gathering, treating, processing and transportation of natural gas and natural gas liquids, or NGLs, through pipelines and related facilities and supply, transportation and sales services, including purchasing and selling natural gas and NGLs.

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

In May 2013, we formed a new subsidiary, MEP. On November 13, 2013, MEP completed the Offering of Class A common units, representing limited partner interests in MEP. On the same date, in connection with the closing of the Offering, certain transactions, among others, occurred pursuant to which we effectively conveyed to MEP all of our limited liability company interests in the general partner of Midcoast Operating, and a 39% limited partner interest in Midcoast Operating, in exchange for certain MEP Class A common units and MEP Subordinated Units, approximately $304.5 million in cash as reimbursement for certain capital expenditures with respect to the contributed businesses, and a right to receive $323.4 million in cash. In addition, in connection with the Offering and the closing of the underwriters’ exercise of its over-allotment option, we received $47.0 million from MEP in its redemption of 2,775,000 of MEP Class A common units from us. At December 31, 2013, we owned 2.893% of the outstanding MEP Class A units, 100% of the outstanding MEP Subordinated Units, 100% of MEP’s general partner and 61% of the limited partner interests in Midcoast Operating.

On July 1, 2014, we sold an additional 12.6% limited partner interest in Midcoast Operating to MEP, for $350.0 million in cash, which reduced our total ownership interest in Midcoast Operating from 61% to 48.4%. This transaction represents our first sale to MEP of additional interests in Midcoast Operating since the Offering. We intend to sell additional interests in our natural gas assets, held through Midcoast Operating, to MEP and use the proceeds from any such sale as a source of funding for us. However, we do not know when, or if, any additional interests will be offered for sale.

The following table reflects our operating income by business segment and corporate charges for each of the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
	(in millions)
Operating Income (loss)
Liquids	$938.9	$392.6	$706.8
Natural Gas	158.4	55.4	188.7
Corporate, operating and administrative	(10.6)	(7.6)	(2.3)

Total Operating Income	1,086.7	440.4	893.2
Interest expense, net	403.2	320.4	345.0
Allowance for equity used during construction	57.2	43.1	11.2
Other income (loss)	8.9	16.0	(1.2)
Income tax expense	9.6	18.7	8.1

Net income	740.0	160.4	550.1
Less: Net income attributable to:
Noncontrolling interest	263.3	88.3	57.0
Series 1 preferred unit distributions	90.0	58.2	—
Accretion of discount on Series 1 preferred units	14.9	9.2	—

Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$371.8	$4.7	$493.1

Summary Analysis of Operating Results

Liquids

Our Liquids segment includes the operations of our Lakehead, North Dakota and Mid-Continent systems. These systems largely consist of FERC-regulated interstate crude oil and liquid petroleum pipelines, gathering systems, and storage facilities. The Lakehead system, together with the Enbridge system in Canada, forms the longest liquid petroleum pipeline system in the world. Our Liquids systems generate revenues primarily from charging shippers a rate per barrel to gather, transport and store crude oil and liquid petroleum.

The operating income of our Liquids segment for the year ended December 31, 2014 increased $546.3 million, as compared with the same period in 2013, primarily due to the following:

•

Increased revenue of $339.5 million for the year ended December 31, 2014 related to rate increases as a result of tariff filings that became effective April 1, July 1, and August 1, 2014. The primary drivers of the increase were the additional Lakehead system expansion projects placed into service in 2014 and a full year of revenue for Lakehead and North Dakota expansion projects placed into service during 2013;

•	Increased volumes on our Lakehead and North Dakota systems increased revenue by $139.9 million for the year ended December 31, 2014;

•

Increased non-cash, mark-to-market net gains of $17.3 million related to derivative financial instruments for the year ended December 31, 2014. The increase is the result of $2.3 million in realized gains related to our settled derivative financial instruments, coupled with $15.0 million of non-cash, mark-to-market net gains due to decreases in average forward prices of crude oil;

•	Increased revenue from our ship or pay agreements of $24.2 million on our North Dakota Bakken system for the year ended December 31, 2014;

•	Increased rail revenue of $17.6 million for the year ended December 31, 2014 on our Berthold Rail system that was placed into service in March of 2013; and

•

Decreased environmental expense of $176.4 million for the year ended December 31, 2014, primarily due to decreased environmental accruals, net of recoveries, related to the Line 6B crude oil release recognized in the second quarter of 2013.

The increase in operating income was partially offset by the following factors:

•

Increased operating and administrative expenses of $39.8 million primarily due to increases of $40.4 million of workforce related costs, $18.6 million of property taxes, and $34.3 million of other operating and administrative costs, which include contract labor, insurance, rents and lease payments, and professional and regulatory services. These cost increases were offset by $53.9 million of pipeline integrity costs. The decrease in pipeline integrity costs is primarily due to $57.7 million of costs incurred in the third quarter of 2013 for the Line 14 hydrostatic test that did not occur again during 2014. The increase in other operating and administrative costs is primarily the result of additional assets placed into service;

•	Increased power costs of $78.9 million for the year ended December 31, 2014, primarily due to an increase in volumes on our systems; and

•	Increased depreciation expense of $61.9 million for the year ended December 31, 2014, primarily attributable to additional assets placed into service.

Natural Gas

Our natural gas business includes natural gas and NGL gathering and transportation pipeline systems, natural gas processing and treating facilities and NGL fractionation facilities, along with providing supply, transmission, storage and sales services to producers and wholesale customers on our natural gas gathering, transmission and customer pipelines, as well as other interconnected pipeline systems. Revenues for our natural gas business are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, transported and sold through our systems; the volumes of NGLs sold; and the level of natural gas, NGL and condensate prices. Additionally, we realize incremental revenue on gas purchased at the wellhead, increase pipeline utilization and provide other services that are valued by our customers. The segment gross margin of our natural gas business is derived from the compensation we receive from customers in the form of fees or commodities we receive for providing our services, in addition to the proceeds we receive for the sales of natural gas, NGLs and condensate to affiliates and third-parties.

The operating income of our Natural Gas segment for the year ended December 31, 2014 increased $103.0 million, as compared with the year ended December 31, 2013, primarily due to the following:

•

Segment gross margin increased $161.5 million due to non-cash, mark-to-market net gains from derivative instruments that do not qualify for hedge accounting treatment, when compared to the same period in 2013;

•	Segment gross margin increased $15.6 million due to increased margins from higher commodity prices, net of hedges, related to contracts pursuant to which we are paid in commodities for our services;

•	Segment gross margin increased $2.3 million due to improved pricing spreads between the Conway and Mont Belvieu market hubs;

•

Segment gross margin decreased approximately $45.8 million primarily due to reduced natural gas and NGL average daily volumes on our major systems primarily attributable to the loss of a major customer on our Anadarko system in 2013 and reduced and delayed drilling activity in the Anadarko and East Texas regions;

•	Segment gross margin decreased $33.4 million due to reduced keep-whole processing earnings;

•

Segment gross margin decreased approximately $3.0 million primarily due to the impact of sustained freezing temperatures in the first quarter of 2014, which significantly disrupted producer wellhead production levels and our pipeline operations;

•

Operating and administrative costs decreased $11.2 million due primarily to decreased outside contract labor, lower rents and leases, and lower pipeline integrity costs offset by a non-cash asset impairment charge and an increase in costs due to separation costs associated with workforce reductions; and

•	Depreciation and amortization expense increased $8.3 million due to additional assets that were placed into service.

Derivative Transactions and Hedging Activities

Contractual arrangements in our Liquids and Natural Gas segments expose us to market risks associated with changes in commodity prices where we receive crude oil, natural gas or NGLs in return for the services we provide or where we purchase natural gas or NGLs. Our unhedged commodity position is fully exposed to fluctuations in commodity prices, which can be significant during periods of price volatility. We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in commodity prices, as well as to reduce variability in our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices. Some of these derivative financial instruments do not qualify for hedge accounting under the provisions of authoritative accounting guidance, which can create volatility in our earnings that can be significant. However, these fluctuations in earnings do not affect our cash flow. Cash flow is only affected when we settle the derivative instrument.

We record all derivative instruments in our consolidated financial statements at fair market value pursuant to the requirements of applicable authoritative accounting guidance. We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

•	Liquids segment commodity-based derivatives—“Transportation and other services” and “Power”

•	Natural Gas segment commodity-based derivatives—“Commodity sales” and “Commodity costs”

•	Corporate interest rate derivatives—“Interest expense”

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the derivative fair value net gains and losses associated with the changes in fair value of our derivative financial instruments:

	December 31,
	2014	2013	2012
	(in millions)
Liquids segment
Non-qualified hedges	$13.6	$(3.9)	$1.3
Natural Gas segment
Hedge ineffectiveness	5.6	3.3	3.1
Non-qualified hedges	152.9	(6.3)	(1.9)

Commodity derivative fair value net gains (losses)	172.1	(6.9)	2.5
Corporate
Interest Rate Hedge ineffectiveness	(100.1)	(21.5)	(20.5)
Non-qualified interest rate hedges	—	(0.2)	(0.5)

Derivative fair value net gains (losses)	$72.0	$(28.6)	$(18.5)

RESULTS OF OPERATIONS—BY SEGMENT

Liquids

Our Liquids segment includes the operations of our Lakehead, North Dakota and Mid-Continent systems. We provide a detailed description of each of these systems in Item 1. Business. The following table sets forth the operating results and statistics of our Liquids segment for the periods presented:

	December 31,
	2014	2013	2012
	(in millions)
Operating Results
Operating revenue	$2,070.4	$1,519.9	$1,345.8

Environmental costs, net of recoveries	97.3	273.7	(91.3)
Operating and administrative	500.8	461.0	371.5
Power	226.6	147.7	148.8
Depreciation and amortization	306.8	244.9	210.0

Operating expenses	1,131.5	1,127.3	639.0

Operating income	$938.9	$392.6	$706.8

Operating Statistics
Lakehead system:
United States(1)	1,669	1,427	1,405
Province of Ontario(1)	444	389	385

Total Lakehead system delivery volumes(1)	2,113	1,816	1,790

Barrel miles (billions)	582	487	480

Average haul (miles)	755	735	732

Mid-Continent system delivery volumes(1)	200	201	223

North Dakota system:
Trunkline	315	168	203
Gathering	3	3	3

Total North Dakota system delivery volumes(1)	318	171	206

Total Liquids segment delivery volumes(1)	2,631	2,188	2,219

(1)	Average barrels per day in thousands.

Year ended December 31, 2014 compared with year ended December 31, 2013

The operating revenue of our Liquids segment increased $550.5 million for the year ended December 31, 2014 when compared with the same period in 2013, primarily due to the filing of tariffs to increase the rates for our Lakehead, North Dakota and Ozark systems with the FERC. These rate increases became effective on April 1 and July 1, 2014 for our North Dakota and Ozark systems, and August 1, 2014 for our Lakehead system. The increase in rates accounted for $339.5 million of the increase in operating revenue for the year ended December 31, 2014 when compared to December 31, 2013. The large increase in rates is primarily due to $2.7 billion of additional assets placed into service in 2014 on the Lakehead system, including the Eastern Access, Mainline Expansion and other expansion projects. Additionally, 2014 revenues increased from a full year of revenue for Lakehead and North Dakota expansion projects placed into service during 2013. The rate increases effective April 1, 2014 primarily resulted from annual tariff filings for our North Dakota and Ozark systems to reflect our projected costs and throughput for 2014 and adjustments for the prior year. The rate increases effective July 1, 2014 resulted from an annual index rate filing to adjust base rates for our North Dakota and Ozark systems in compliance with rate ceilings allowed by the FERC. The rate increases effective August 1, 2014 resulted from tariff filings for our Lakehead system to reflect our projected costs and throughput for 2014, adjustments for the prior year, and an indexing adjustment to base rates in compliance with the indexed rate ceilings allowed by the FERC. Historically, the Lakehead system’s annual tariff filing has been effective April 1 and its annual index rate filing has been effective July 1; however, the filings were delayed due to negotiations with CAPP concerning certain components of the tariff rate structure. See Regulatory Matters of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

Operating revenue of our Liquids segment increased for the year ended December 31, 2014 when compared with the same period in 2013 by $139.9 million due to increased average daily delivery volumes on our Lakehead and North Dakota systems. Average daily volumes delivered on our liquids systems increased 443,000 Bpd for the year ended December 31, 2014 compared to the year ended December 31, 2013. Of that amount, our Lakehead system realized higher daily volumes of 297,000 Bpd, which contributed to increased revenue of $75.7 million. This increase in volumes is attributable to a combination of increased supply from Western Canada and additional capacity on our system from the assets placed into service in 2014 as discussed above. The North Dakota system also experienced an increase of 147,000 Bpd primarily due to narrowing market pricing differentials from North Dakota to major market centers. This reduction in pricing differentials shifted volumes onto our North Dakota system and away from rail competitors.

Additionally, our operating revenue increased during the year ended December 31, 2014, when compared to the same period in 2013, due to an increase of $17.6 million primarily from our Berthold Rail System that was placed into service in March of 2013.

Operating revenue increased for the year ended December 31, 2014, when compared with the same period in 2013, due to an increase of $24.2 million in ship-or-pay contracts on our North Dakota and Bakken systems. This is primarily due to increased committed volumes for certain shippers.

Additionally, operating revenue increased as a result of increases of $17.3 million of non-cash, mark-to-market net gains related to derivative financial instruments. The increase is the result of $2.3 million in realized gains related to our settled derivative financial instruments, coupled with $15.0 million of non-cash, mark-to-market net gains due to decreases in average forward prices of crude oil during 2014 compared to increases in the average forward prices of crude oil during 2013. We use forward contracts to hedge a portion of the crude oil we expect to receive from our customers as a pipeline loss allowance as part of the transportation of their crude oil. We subsequently sell this crude oil at market rates. We use derivative financial instruments which fix the sales price we will receive in the future for the sale of this crude oil. We elected not to designate these derivative financial instruments as cash flow hedges.

Environmental costs, net of recoveries, decreased $176.4 million for the year ended December 31, 2014 when compared with the same period in 2013, primarily due to lower environmental accruals, net of recoveries, related to the Line 6B crude oil release. During the year ended December 31, 2014, we recognized $85.9 million in cost accruals compared to $302.0 million for the comparable period ended December 31, 2013. There were no insurance recoveries during 2014 compared to $42.0 million during 2013.

The operating and administrative expenses of our Liquids segment increased $39.8 million for the year ended December 31, 2014 when compared with the same period in 2013, primarily due to: $40.4 million of workforce related costs; $18.6 million of property taxes; and $34.3 million of other operating and administrative expenses, mainly consisting of contract labor, insurance, rents and lease payments, and professional and regulatory services. These cost increases primarily result from the additional assets placed into service during 2014. The increase in operating and administrative expenses is offset by a decrease of $53.9 million of pipeline integrity costs primarily due to $57.7 million of costs incurred for a hydrostatic test we performed on Line 14 during 2013 that did not occur again during 2014.

Power costs increased $78.9 million for the year ended December 31, 2014 when compared to the year ended December 31, 2013 primarily as a result of increased volumes on our systems.

The increase in depreciation expense of $61.9 million for the year ended December 31, 2014 is directly attributable to additional assets placed into service, primarily on projects discussed above. The increase in depreciation expense was offset by a $12.6 million reduction due to depreciation studies we completed during the fourth quarter of 2013 for our North Dakota and Ozark systems. The depreciation studies extended the asset lives due to additional reserve growth and pipeline connectivity needs, and the total impact of these studies is a reduction of annual depreciation expense of $16.8 million on a prospective basis.

Year ended December 31, 2013 compared with year ended December 31, 2012

The operating revenue of our Liquids segment increased $174.1 million for the year ended December 31, 2013 when compared with the same period in 2012, primarily due to the filing of tariffs that became effective July 1, 2013, April 1, 2013 and July 1, 2012 to increase the rates for our Lakehead, North Dakota and Ozark systems with the FERC. The increase in rates accounted for $157.4 million of the increase in operating revenue for the year ended December 31, 2013 when compared to December 31, 2012. The rate increases that became effective July 1, 2013 and July 1, 2012 resulted from an annual index rate filing to adjust rates in compliance with rate ceilings allowed by the FERC. The rate increase effective April 1, 2013 primarily resulted from the annual tariff filing for our Lakehead system to reflect our projected costs and throughput for 2013, adjustments for the prior year for the Lakehead system, and recovery of costs related to several of our major capital projects and System Expansion Program II, or SEP II, integrity costs on our Lakehead system.

Operating revenue also increased for the year ended December 31, 2013, when compared with the same period in 2012, due to an increase of $41.7 million in ship-or-pay contracts on our Bakken system. This is primarily due to an increase in volumes on the system for the year ended December 31, 2013, when compared with the same period in 2012, as the Bakken system was placed into service in March of 2013.

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

The increase to operating revenue of our Liquids business for the year ended December 31, 2013 when compared with the same period in 2012 was offset by $29.7 million due to lower average daily delivery volumes on our North Dakota and Mid-Continent systems. The total average daily deliveries from our liquid systems decreased approximately 31,000 Bpd for the year ended December 31, 2013 as compared to the same year ended 2012. The decrease was partly driven by lower North Dakota volumes, which decreased due to unfavorable market pricing differentials between the East Coast and Gulf Coast markets. The decrease also relates to lower Mid-Continent volumes primarily resulting from pressure restrictions on our Mid-Continent system. Decreases on our North Dakota and Mid-Continent systems were offset by increased volumes on our Lakehead system due to the growth of the Canadian Oil Sands. The increase in operating revenue was also offset by $24.9 million as a result of regulatory adjustments related to Lakehead toll revenues. Delivery volume forecasts in the April 1, 2013 Lakehead toll filing were greater than actual volumes experienced, thus resulting in this negative impact. These amounts were adjusted and recovered in the Lakehead tariff that became effective August 1, 2014.

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

The operating and administrative expenses of our Liquids segment increased $104.7 million for the year ended December 31, 2013 when compared with the same period in 2012 primarily due to $57.7 million of costs incurred for the Line 14 hydrostatic test we performed. After the July 27, 2012 release of crude oil on Line 14, the PHMSA issued a Corrective Action Order on July 30, 2012 and an amended Corrective Action Order on August 1, 2012, which we refer to collectively as the PHMSA Corrective Action Order. The PHMSA Corrective Action Order required us as part of an overall plan for our Lakehead system to take certain corrective actions, some of which were done during 2013 and others that are still ongoing. As part of this plan, we performed hydrostatic testing of Line 14 during the third quarter of 2013. Additionally, operating and administrative expenses for our Liquids segment also increased due to $14.7 million of increased workforce related costs, $10.2 million of increased property taxes, and $5.9 million of increased pipeline integrity costs.

The increase in depreciation expense of $34.9 million for the year ended December 31, 2013 is directly attributable to additional assets placed in service. Included in this change is a decrease of $4.2 million as a result of a depreciation study we completed during the fourth quarter of 2013 for our North Dakota and Ozark systems. The asset lives were extended due to additional reserve growth and pipeline connectivity needs. The impact on future periods is an annual reduction in depreciation expense of $16.8 million.

Future Prospects Update for Liquids

Our Lakehead system is well positioned as the primary transporter of Western Canadian crude oil and continues to benefit from the growing production of crude oil from the Alberta Oil Sands, as well as recent development in Tight Oil production in North Dakota. Based on growth in Western Canadian and Bakken crude oil production and other operational performance improvements, deliveries on our Lakehead system are expected to grow beyond the 2.1 million Bpd of average deliveries experienced during 2014. The ability to increase deliveries and to expand our Lakehead system in the future will ultimately depend upon a number of factors. The investment levels and related development activities by crude oil producers in conventional and oil sands production directly impacts the level of supply from the WCSB. Investment levels are influenced by crude oil producers’ expectations of crude oil and natural gas prices, future operating costs, U.S. demand and the availability of markets for produced crude oil. Higher crude oil production from the WCSB should result in higher deliveries on our Lakehead system. Deliveries on our Lakehead system are also negatively affected by periodic maintenance, other competitive transportation alternatives, or refinery turnarounds and other shutdowns at producing plants that supply crude oil.

Similar to our Lakehead system, our North Dakota system depends upon demand for crude oil in the Great Lakes and Midwest regions of the United States and the ability of crude oil producers to maintain their crude oil production and exploration activities. Due to increased exploration of the Bakken and Three Forks formations within the Williston Basin, the state of North Dakota reported production levels of 1,183,000 Bpd as of October 2014, with projections of stabilizing around that level or growing at a low rate due to current decreases in oil prices.

The chief transportation competition to our North Dakota system is rail. Initially considered a niche or alternative form of transportation, rail currently represents more than 59% of the total Bakken crude exported from North Dakota. Rail provides some advantages to pipeline transportation, but future Enbridge pipeline expansions and enhanced market access to Eastern Canadian markets and Eastern PADD II are reducing these advantages when it comes to shipping alternatives. As pipeline expansion projects create more export capacity from the Bakken and other pipeline projects provide increased access to more refinery markets across the United States, we expect North Dakota customers will shift volumes back to pipelines.

Of particular significance in 2014, Enbridge announced it is reviewing a potential restructuring plan that may involve the sale of some of its directly held U.S. liquids pipeline assets to us. The total estimated capital costs or net book value of Enbridge’s U.S. liquids pipeline assets that may ultimately be considered under the potential restructuring plan may exceed $10.0 billion. Enbridge’s U.S. liquids pipeline systems are extensive and include very strategic assets such as the Flanagan South, Spearhead, Seaway, Toledo, and Southern Access Extension pipelines. In addition, we have jointly funded with Enbridge several major expansions of the Lakehead pipeline system in the Great Lakes region of the United States. Enbridge’s review of a potential restructuring plan is underway and has not progressed to a conclusion. In the event that we receive a proposal from Enbridge, the Board of Directors of Enbridge Energy Management, L.L.C., the delegate of the General Partner would appoint a special committee comprised of independent directors to review and consider any such proposal. Acceptance of a proposal is subject to the review and favorable recommendation by the special committee and final approval by the Board.

Impact of Commodity Price Declines

Volatility in commodity prices can impact production volumes in the oil sands region of Western Canada and the Bakken region of North Dakota, our two primary crude oil supply basins.

The relatively high costs and large up-front capital investments required by oil sands projects involves significant assumptions around short-term and long-term crude oil fundamentals, including world supply and demand, North American supply and demand, and price outlook, among many other factors. As oil sands production is long-term in nature, the long-term outlook is significant to a producer’s investment decision. Short-term decisions may impact the annual rate of future supply growth from the oil sands region.

We expect that the current crude oil price downturn may result in deferral of some oil sands projects, particularly if the current pricing environment continues throughout 2015 and into 2016. However, we expect that projects already under construction will be finished and enter production. In addition, current production volumes from the oil sands are unlikely to decrease absent an operational upset at one of the oil sands operations. Accordingly, we do not anticipate significant changes in our short-term crude oil volume outlook. Our long-term growth in volumes and additional infrastructure expansion will depend on long-term fundamentals. During this period of uncertainty, we believe our pipeline systems are ideal to capture incremental pipeline capacity needs with lower cost, smaller scale expansions of our large Lakehead, North Dakota and Mid-Continent pipeline systems.

Tight sands oil production in any basin in North America will be comparatively more sensitive to the short-term changes in commodity prices due to the production profile associated with tight sands oil wells. Accordingly, we expect a reduction in the growth rate for North American tight sands and shale oil growth. We believe that rail will be the source of transportation most directly impacted by any declines in production due to its comparatively higher cost relative to pipeline transportation.

Financial impacts to our pipeline systems, in the event the rate of growth were to slow or volumes were to decline, is muted by our cost-of-service agreements, toll structures and demand to transport crude oil from existing production. We do not believe that the decline in crude oil prices will impact our liquids segment meaningfully in the short-term. However, a long-term decline in crude oil prices could have a more significant impact on future production and our rate of growth.

We are continuing progress on additional construction to increase markets available to our shippers. Construction activity has become very challenging for Enbridge and us due to increased regulatory requirements. This could extend the time required for us to complete our projects. The table and discussion below summarize our commercially secured projects for the Liquids segment, which have been recently placed into service or will be placed into service in future periods:

Projects	Total Estimated Capital Costs	In-Service Date		Funding
	(in millions)
Eastern Access Projects
Line 5, Line 62 Expansion, Line 6B Replacement	$2,400	2013—2014	(4)	Joint	(1)
Eastern Access Upsize—Line 6B Expansion	310	Early 2016		Joint	(1)
U.S. Mainline Expansions
Line 61 (ME phase 1)	160	Q3 2014		Joint	(2)
Line 67 (ME phase 1)	220	Q3 2014	(3)	Joint	(2)
Line 78 (Chicago Area Connectivity)	495	Q3 2015		Joint	(2)
Line 61 (ME phase 2)	1,155	2015—2017		Joint	(2)
Line 67 (ME phase 3)	240	Second half 2015		Joint	(2)
Line 6B 75-mile Replacement Program	390	Q2 2013—Q1 2014		EEP
Sandpiper Project	2,600	2017		Joint	(5)
Line 3 Replacement Program	2,600	Late 2017		EEP	(6)

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

(4)	As of December 31, 2014, all projects in this phase have been put into service.

(5)

Since November 25, 2013, the Sandpiper Project is funded 62.5% by us and 37.5% by Williston Basin Pipeline LLC, an affiliate of Marathon Petroleum Corp., under the North Dakota Pipeline Company Amended and Restated Limited Liability Company Agreement.

(6)	A special committee of independent directors of the Board of Enbridge Management has been established to consider a joint funding agreement with Enbridge Inc.

Line 3 Replacement Program

On March 3, 2014, we and Enbridge announced that shipper support was received to replace portions of the existing 1,031-mile Line 3 pipeline on the Canadian Mainline/Lakehead system between Hardisty, Alberta, Canada and Superior, Wisconsin. Our portion of the Line 3 Replacement Program, referred to as the US L3R Program, includes replacing 358 miles from the U.S./Canadian border at Neche, North Dakota to Superior, Wisconsin. Subject to regulatory and other approvals, the US L3R Program is targeted to be completed in late 2017 at an estimated cost of $2.6 billion. While the L3R Program will not provide an increase in the overall capacity of the mainline system, it supports the safety and operational reliability of the system, enhances flexibility and will allow us and Enbridge to optimize throughput from Western Canada into Superior, Wisconsin. The L3R Program is expected to achieve an equivalent 34-inch diameter pipeline capacity of approximately 760,000 bpd.

The initial term of the agreement is 15 years. For purposes of the toll surcharge, the agreement specifies a 30 year recovery of the capital based on a cost of service methodology. A special committee of independent directors of the board of Enbridge Management has been established to consider a proposal from our General Partner, on behalf of Enbridge, that would establish joint funding arrangements for the US L3R Program by creating an additional jointly owned series of partnership interests in Enbridge Energy, Limited Partnership, or OLP, similar to the series established for Alberta Clipper, Eastern Access and Mainline Expansion.

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

In November 2013, we announced that Marathon Petroleum Corporation, or MPC, has been secured as an anchor shipper for the Sandpiper project. As part of the arrangement, we, through our subsidiary, North Dakota Pipeline Company LLC, or NDPC and Williston Basin Pipeline LLC, or Williston, an affiliate of MPC, entered into an agreement to, among other things, admit Williston as a member of NDPC. Williston will fund 37.5% of the Sandpiper Project construction and have the option to participate in other growth projects within NDPC, unless specifically excluded by the agreement; this investment is not to exceed $1.2 billion in aggregate. In return for funding part of Sandpiper’s construction, Williston will obtain an approximate 27% equity interest in NDPC at the in-service date of Sandpiper. Previously, we stated that the estimated target in-service date for our Sandpiper pipeline project would be in early 2016. We now estimate that the in-service date for the Sandpiper pipeline project will occur during 2017, subject to obtaining regulatory and other approvals. The delay is a result of a longer than expected permitting process in the State of Minnesota.

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

These projects, collectively referred to as the Eastern Access Projects, will cost approximately $2.7 billion. The Eastern Access Projects are now being funded at 75% by our General Partner and 25% by us under the Eastern Access Joint Funding Agreement, after we exercised the option to reduce our portion of the funding by 15% on June 28, 2013. Additionally, within one year of the in-service date, scheduled for early 2016, we will have the option to increase our economic interest by up to 15% at cost.

U.S. Mainline Expansions

In 2012 and 2013, we announced further expansion projects for our mainline pipeline system including: (1) expanding our existing 36-inch diameter Alberta Clipper pipeline, or Line 67; (2) expanding of the existing 42-inch diameter Southern Access pipeline, or Line 61; and (3) expanding by constructing Line 78, a twin of the Spearhead North pipeline, or Line 62. These projects require only the addition of pumping horsepower and crude oil tanks at existing sites with no pipeline construction.

The initial phase of the Line 67 pipeline expansion includes increasing capacity between Neche, North Dakota into the Superior, Wisconsin Terminal from 450,000 Bpd to 570,000 Bpd at an estimated cost of approximately $220 million, while the second phase will add an additional 230,000 Bpd of capacity at an estimated cost of approximately $240 million. These projects require only the addition of pumping horsepower at existing sites, with no pipeline construction. Subject to regulatory and other approvals, including an amendment to the current Presidential border crossing permit to allow for operation of the Line 67 pipeline at its currently planned operating capacity of 800,000 Bpd through the border crossing segment, the expansions will be undertaken on a full cost-of-service basis. The initial phase was mechanically completed in the third quarter of 2014 and the second phase of the expansion is expected to be in-service in 2015. It is anticipated that obtaining Federal regulatory approval for the expansion to 800,000 Bpd will take longer than originally planned although approval is expected in the second half of 2015. A number of temporary system optimization actions have been undertaken to substantially mitigate any impact on throughput associated with the initial 120,000 bpd capacity increase as a result of the delays in regulatory approvals.

In November of 2014 several environmental and Native American groups filed a complaint in the United States District Court in Minnesota against the United States Department of State, or DOS. The Complaint alleges, among other things, that the DOS is in violation of the National Environmental Policy Act by acquiescing in Enbridge’s use of permitted cross border capacity on other lines to achieve the transportation of amounts in excess of the current permitted capacity of Alberta Clipper pending review and approval of Enbridge’s application to the DOS to increase the permitted cross border capacity of Alberta Clipper. Enbridge has moved to intervene in the case. A decision at the trial level is not expected before the third quarter of 2015.

The current scope of the Southern Access expansion, or Line 61 expansion, between Superior, Wisconsin and Flanagan, Illinois also consists of two phases. Both phases of the Line 61 expansion require only the addition of pumping horsepower with no pipeline construction. The initial phase of the Line 61 expansion was completed in August 2014 and increased capacity between the Superior Terminal and the Flanagan Terminal near Pontiac, Illinois from 400,000 Bpd to 560,000 Bpd at an estimated cost of approximately $160 million. The second phase of the Line 61 expansion will further expand the pipeline and add crude oil tankage at new and existing sites. The pipeline expansion will be split into two tranches. The first tranche will expand the pipeline capacity to 800,000 Bpd at a cost of approximately $395 million and is expected to be in service in the second quarter of 2015. Additional tankage is expected to cost approximately $360 million and is expected to be completed on various dates beginning in the second quarter of 2015 through early 2016. The second tranche, which remains subject to regulatory and other approvals, will expand the pipeline capacity to 1,200,000 Bpd at a cost of approximately $400 million. Management is exploring with shippers the potential to delay the in-service date of the final tranche of the Line 61 expansion to align more closely with the currently anticipated in-service date for the Sandpiper project, which will drive the need for additional downstream capacity.

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

These projects, collectively referred to as the U.S. Mainline Expansions projects, will cost approximately $2.3 billion and will be undertaken on a cost-of-service basis. Furthermore, these projects are jointly funded by our General Partner and us, under the Mainline Expansion Joint Funding Agreement, which parallels the Eastern Access Joint Funding Agreement. On June 28, 2013, we exercised our option to decrease our economic interest and funding of the U.S. Mainline Expansions projects from 40% to 25%. Within one year of the in-service date, scheduled for 2017, we will have the option to increase its economic interest held at that time by up to 15% at cost.

Canadian Eastern Access and Mainline Expansion Projects

The Eastern Access Projects and U.S. Mainline Expansions projects complement Enbridge’s strategic initiative of expanding access to new markets in North America for growing production from western Canada and the Bakken Formation.

Since October 2011, Enbridge also announced several complementary Eastern Access and Mainline Expansion Projects. These projects include: (1) reversal of Enbridge’s Line 9A in western Ontario to permit crude oil movements eastbound from Sarnia as far as Westover, Ontario, which was completed and placed into service in August 2013; (2) construction of a 35-mile pipeline adjacent to Enbridge’s Toledo Pipeline, originating at our Line 6B in Michigan to serve refineries in Michigan and Ohio, which was completed and placed into service in May 2013; (3) reversal of Enbridge’s Line 9B from Westover, Ontario to Montreal, Quebec to serve refineries in Quebec; (4) an expansion of Enbridge’s Line 9 to provide additional delivery capacity within Ontario and Quebec; (5) expansions to add horsepower on existing lines on the Enbridge Mainline system from western Canada to the U.S. border, where the first phase of the expansion was mechanically completed in August 2014; and (6) modifications to existing terminal facilities on the Enbridge Mainline system, comprised of upgrading existing booster pumps, additional booster pumps and new tank line connections in order to accommodate additional oil volumes and enhance operational flexibility. The outstanding projects have various targeted in-service dates throughout 2015. In October 2014, the Canadian National Energy Board, or NEB, requested additional information regarding one of the 30 conditions imposed on the Line 9B reversal and Line 9 expansion project in March 2014. On October 23, 2014, Enbridge responded to the NEB describing Enbridge’s rigorous approach to risk management and isolation valve placement. On February 6, 2015, the NEB approved two conditions from its previous order and Enbridge filed for the Leave to Open from the NEB. Enbridge expects to place the Line 9B reversal and Line 9 expansion project into service in the second quarter of 2015. As a condition of the February 2015 approval, the NEB also imposed additional obligations to ensure optimal protection of the area’s water resources. These projects will enable growing light crude production from the Bakken shale and from Alberta to meet refinery needs in Michigan, Ohio, Ontario and Quebec. These projects will also provide much needed transportation outlets for light crude, mitigating the current discounting of supplies in the basins, while also providing more favorable supply costs to refiners currently dependent on crudes priced off of the Atlantic basin.

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

Flanagan South Pipeline

Enbridge’s Flanagan South Pipeline project transports volumes into Cushing, Oklahoma and twins its existing Spearhead pipeline, which starts at the hub in Flanagan, Illinois, for the majority of the route and delivers volumes into the Cushing hub. The 590-mile, 36-inch diameter pipeline has a design capacity of approximately 600,000 Bpd and was placed into service on December 1, 2014. However, in the initial years, it is not expected to operate to its full design capacity. In August 2013, the Sierra Club and National Wildlife Federation, the Plaintiffs, filed a Complaint for Declaratory and Injunctive Relief, referred to as the Complaint, with the United States District Court for the District of Columbia, or the Court. The Complaint was filed against multiple federal agencies, or the Defendants, and included a request that the Court issue a preliminary injunction suspending previously granted federal permits and ordering Enbridge to discontinue construction of the project on the basis that the Defendants failed to comply with environmental review standards of the National Environmental Policy Act. In September 2013, Enbridge obtained intervener status and joined the Defendants in filing a response in opposition to the motion for preliminary injunction. The Plaintiffs’ request for preliminary injunction was denied by the Court in November 2013. A court hearing was held on February 21, 2014 concerning the merits of the Complaint against the Defendants. The Court ruled on August 18, 2014 dismissing all claims in favor of Enbridge and the federal agencies. The Sierra Club filed an appeal to the U.S. Court of Appeals, D.C. Circuit in mid-August 2014 and filed its opening brief on December 23, 2014. Enbridge and the Defendants filed their briefs on January 22, 2015. The Sierra Club filed its reply brief on February 8, 2015 and an oral argument will be subsequently scheduled.

Seaway Crude Pipeline

In 2011, Enbridge completed the acquisition of a 50% interest in the Seaway Crude Pipeline System, or Seaway. Seaway is a 670-mile pipeline that includes a 500-mile, 30-inch pipeline long-haul system that was reversed in 2012 to enable transportation of oil from Cushing, Oklahoma to Freeport, Texas, as well as a Texas City Terminal and Distribution System that serves refineries in the Houston and Texas City areas of Texas. Seaway also includes 6.8 million barrels of crude oil tankage on the Texas Gulf Coast and provided an initial capacity of 150,000 Bpd. Further pump station additions and modifications completed in January 2013 have increased the capacity to approximately 400,000 Bpd, depending upon the mix of light and heavy grades of crude oil.

In March 2012, based on additional capacity commitments from shippers, plans were announced to proceed with an expansion of the Seaway Pipeline through construction of a second line to more than double its capacity to 850,000 Bpd. In July 2014, this second line, or Seaway Pipeline Twin, was mechanically complete, line fill followed the completion of line fill for the Flanagan South Pipeline (discussed above) and the pipeline was put in service in December 2014. This 30-inch diameter pipeline follows the same route as the existing Seaway Pipeline. Also included in the scope of this second line, was a 65-mile, 36-inch diameter pipeline lateral from the Seaway Jones Creek facility to Enterprise Product Partners L.P.’s, or Enterprise Product’s, ECHO crude oil terminal, or ECHO Terminal, in Houston, Texas that was completed in January 2014. Furthermore, a third line, a 100-mile pipeline from Enterprise Product’s ECHO Terminal to the Port Arthur/Beaumont, Texas refining center, was mechanically completed in August 2014 to provide shippers access to the region’s heavy oil refining capabilities, with line fill completed in January 2015. The new 100-mile pipeline offers incremental capacity of 750,000 Bpd.

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

Other Matters

Line 14 Corrective Action Orders

After the July 27, 2012 release of crude oil on Line 14, the PHMSA issued a Corrective Action Order on July 30, 2012 and an amended Corrective Action Order on August 1, 2012, or the PHMSA Corrective Action Orders. The PHMSA Corrective Action Orders require us to take certain corrective actions, some of which have already been completed and some that are still ongoing, as part of an overall plan for our Lakehead system.

A notable part of the PHMSA Corrective Action Orders was to hire an independent third party pipeline expert to review and assess our overall integrity program. The third party assessment included organizational issues, response plans, training and systems. An independent third party pipeline expert was contracted during the third quarter of 2012 and their work is currently ongoing. The total cost of this plan is separate from the repair and remediation costs and is not expected to have a material impact on future results of operations.

Upon restart of Line 14 on August 7, 2012, PHMSA restricted the operating pressure to 80% of the pressure in place at the time immediately prior to the incident. During the fourth quarter of 2013 we received approval from the PHMSA to remove the pressure restrictions and to return to normal operating pressures for a period of twelve months. In December 2014, PHMSA again considered the status of the pipeline in light of information acquired throughout 2014. On December 9, 2014, we received a letter from PHMSA approving our request to continue the normal operation of Line 14 without pressure restrictions.

Natural Gas

Our Natural Gas segment consists of natural gas and NGL gathering and transportation pipeline systems, natural gas processing and treating facilities and NGL fractionation facilities along with providing supply, transmission, storage and sales services to producers and wholesale customers on our natural gas gathering, transmission and customer pipelines, as well as other interconnected pipeline systems. Our natural gas business consists of the following four systems:

•

Anadarko system: Approximately 3,100 miles of natural gas gathering and transportation pipelines, approximately 60 miles of NGL pipelines, seven active natural gas processing plants, five standby natural gas processing plants and one standby treating plant located in the Anadarko basin.

•

East Texas system: Approximately 4,100 miles of natural gas gathering and transportation pipelines, approximately 144 miles of NGL pipelines, four active natural gas processing plants, including two HCDP plants, seven active natural gas treating plants, two standby natural gas treating plants and one fractionation facility located in the East Texas basin.

•

North Texas system: Approximately 3,900 miles of natural gas gathering and transportation pipelines, approximately 29 miles of NGL pipelines, and seven active natural gas processing plants located in the Fort Worth basin.

•

Texas Express NGL system: A 35% interest in an approximately 593-mile NGL intrastate transportation mainline and a related NGL gathering system that consists of approximately 116 miles of gathering lines. The Texas Express NGL system commenced startup operations during the fourth quarter of 2013.

Our Natural Gas segment also derives part of its operating income from selling natural gas received from producers on our pipeline assets to customers utilizing the natural gas. A majority of the natural gas we purchase is produced in Texas markets where we have expanded access to several interstate natural gas pipelines over the past several years, which we can use to transport natural gas to primary markets where it can be sold to major natural gas customers.

In addition to the market access provided by our company-owned intrastate natural gas pipelines, our natural gas business also pays third-party storage facilities and pipelines for the right to store and transport natural gas for various periods of time. These contracts may be denoted as firm transportation capacity, firm storage, interruptible storage or parking and lending services. These various contract structures are used to allow access to additional markets, assist with balancing natural gas supply and end use market sales, mitigate risk associated with sales and purchase contracts, and to take advantage of price differential opportunities.

Natural gas purchased and sold by our Natural Gas segment is primarily priced at a published daily or monthly price index. Sales to wholesale customers typically incorporate a premium for managing their transmission and balancing requirements. Higher premiums and associated margins result from transactions that involve smaller volumes or that offer greater service flexibility for wholesale customers. At their request, we will enter into long-term, fixed-price purchase or sales contracts with our customers and generally will enter into offsetting hedged positions under the same or similar terms

Our natural gas business is exposed to commodity price fluctuations because the natural gas purchased is generally priced using an index that is different from the pricing index at which the gas is sold. This price exposure arises from the relative difference in natural gas prices between the contracted index at which the natural gas is purchased and the index under which it is sold, otherwise known as the “basis spread.” The spread can vary significantly due to local supply and demand factors. Wherever possible, this pricing exposure is economically hedged using derivative financial instruments. However, the structure of these economic hedges often precludes our use of hedge accounting under authoritative accounting guidance, which can create volatility in the operating results of our Natural Gas segment.

To mitigate the demand charges associated with transportation agreements on third-party pipelines, we look for market conditions that allow us to lock in the price differential between the pipeline receipt point and pipeline delivery point. This allows us to lock in a fixed sales margin inclusive of pipeline demand charges. We accomplish this by transacting basis swaps between the index where the natural gas is purchased and the index where the natural gas is sold. By transacting a basis swap between those two indices, we can effectively lock in a margin on the combined natural gas purchase and the natural gas sale, mitigating our exposure to cash flow volatility that could arise in markets where transporting the natural gas becomes uneconomical. However, the structure of these transactions precludes our use of hedge accounting under authoritative accounting guidance, which can create volatility in the operating results of our Natural Gas segment.

For contracted storage, in order to mitigate the absolute price differential between the cost of injected natural gas and withdrawals of natural gas, as well as storage fees, the injection and withdrawal price differential is hedged by buying fixed price swaps for the forecasted injection periods and selling fixed price swaps for the forecasted withdrawal periods. When the injection and withdrawal spread increases or decreases in value as a result of market price movements, we can earn additional profit through the optimization of those hedges in both the forward and daily markets. Although all of these hedge strategies are sound economic hedging techniques, these types of financial transactions do not qualify for hedge accounting under authoritative accounting guidance. As such, the non-qualified hedges are accounted for on a mark-to-market basis, and the periodic change in their market value, although non-cash, will impact our operating results.

The following tables set forth the operating results of our Natural Gas segment and the approximate average daily volumes of natural gas throughput and NGLs produced on our systems for the years ended December 31, 2014, 2013, and 2012.

	December 31,
	2014	2013	2012
	(in millions)
Operating revenues	$5,894.3	$5,597.2	$5,360.3

Commodity costs	5,145.9	4,948.9	4,570.1
Operating and administrative	438.6	449.8	466.7
Depreciation and amortization	151.4	143.1	134.8

Operating expenses	5,735.9	5,541.8	5,171.6

Operating income	$158.4	$55.4	$188.7

Operating Statistics (MMBtu/d):
East Texas	1,030,000	1,153,000	1,266,000
Anadarko	827,000	949,000	1,017,000
North Texas	293,000	317,000	330,000

Total	2,150,000	2,419,000	2,613,000

NGL Production (Bpd)	83,675	88,236	97,428

Year ended December 31, 2014, compared with year ended December 31, 2013

The operating income of our natural gas business for the year ended December 31, 2014, increased $103.0 million, as compared with the year ended December 31, 2013. The most significant area affected was Natural Gas segment gross margin, representing revenue less commodity costs, which increased $100.1 million for the year ended December 31, 2014, as compared with the year ended December 31, 2013.

Segment gross margin experienced an increase in non-cash, mark-to-market net gains of $161.5 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily related to non-cash, mark-to-market gains in the year ended December 31, 2014, on our NGL hedges. The values of these hedges and contracts which help assure the prices we realize on commodities increased as the related physical commodity value decreased.

Segment gross margin increased $15.6 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013 due to increased margins from natural gas pricing differentials in the first quarter of 2014. We benefited from the difference between market centers in the Mid-Continent supply areas and market area in the Midwest, which arose from higher than normal demand from winter weather in the Midwest.

Segment gross margin increased $2.3 million for the year ended December 31, 2014, due to improved pricing spreads between our Conway and Mont Belvieu market hubs when compared with the year ended December 31, 2013.

Segment gross margin was affected by reduced production volumes which negatively affected segment gross margin by approximately $45.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The average daily volumes of our major systems for the year ended December 31, 2014, decreased by approximately 269,000 million British thermal units per day, or MMBtu/d, or 11% when compared to the year ended December 31, 2013. The average NGL production for the year ended December 31, 2014, decreased by 4,561 Bpd, or 5%, when compared to the year ended December 31, 2013. The decrease in natural gas and NGL volumes in the Anadarko region was primarily attributable to the loss in 2013 of a major customer on our Anadarko system and delayed drilling activity by certain producers. The decrease in natural gas volumes in the East Texas region was primarily attributable to reduced dry gas drilling, and delayed drilling activity and well completions.

Segment gross margin derived from keep-whole earnings for the year ended December 31, 2014, decreased $33.4 million when compared to the year ended December 31, 2013, due to a decrease in processing margins primarily driven by lower volumes in keep-whole barrels in the Oklahoma, East Texas, and Anadarko regions.

Segment gross margin decreased approximately $3.0 million for the year ended December 31, 2014, primarily due to the impact of sustained freezing temperatures in the first quarter 2014, which significantly disrupted producer wellhead production levels and our pipeline operations compared to the year ended December 31, 2013.

Operating and administrative costs of our Natural Gas segment decreased $11.2 million for the year ended December 31, 2014, when compared to the year ended December 31, 2013 primarily related to reduced outside contract labor, and lower rents and leases. This decrease was offset by an increase in costs from a non-cash impairment on our non-core Louisiana propylene pipeline asset of $15.6 million. The impairment charge was taken following finalization of a contract restructuring with the primary customer. In addition, in December of 2014, the company took actions to reduce its costs through a workforce reduction, which increased severance costs by $4.8 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013.

Depreciation and amortization expense for our Natural Gas segment increased $8.3 million, for the year ended December 31, 2014, compared with the year ended December 31, 2013, due to additional assets that were placed into service.

We recognized $13.2 million in equity income in “Other income (expense)” on our consolidated statements of income related to our investment in the Texas Express NGL system. This is due to a full year of operations of the pipeline which went into service in November 2013.

Year ended December 31, 2013, compared with year ended December 31, 2012

The operating income of our natural gas business for the year ended December 31, 2013, decreased $133.3 million, as compared with the year ended December 31, 2012. The most significant area affected was Natural Gas segment gross margin, representing revenue less commodity costs, which decreased $141.9 million for the year ended December 31, 2013, as compared with the year ended December 31, 2012.

The gross margin for our Natural Gas segment was negatively affected by the reduction in gross margin derived from purchasing some of our NGLs at the Conway market hub and selling them at the Mont Belvieu market hub. On our Anadarko system, we purchase some NGLs at Conway hub prices and then have the ability to resell the NGLs at Mont Belvieu hub prices. For the year ended December 31, 2013, the prevailing price for NGLs increased approximately 6% per composite barrel at the Conway pricing hub, and decreased approximately 9% per composite barrel at the Mont Belvieu pricing hub, in each case as compared with the prevailing composite barrel prices for the year ended December 31, 2012. The gross margin of our Natural Gas segment decreased by approximately $57.0 million for the year ended December 31, 2013, when compared with the year ended December 31, 2012, due to the changes in NGL prices between these pricing hubs.

Reduced production volumes negatively affected gross margin by approximately $27.0 million for the year ended December 31, 2013. The average daily volumes of our major systems for the year ended December 31, 2013, decreased by approximately 194,000 MMBtu/d, or 7%, when compared to the year ended December 31, 2012. The average NGL production, for the year ended December 31, 2013, decreased by approximately 9,192 Bpd, or 9%, when compared to the year ended December 31, 2012. The decline in volumes is due to reduced drilling activity in our dry gas operating areas, predominately in East Texas, along with a recent trend of dry gas wells that have been drilled but not completed, and the loss of a major customer contract on our Anadarko system, which led to reduced volumes on the system in the second half of 2013. Additionally, extreme weather conditions for the year ended December 31, 2013 as compared to December 31, 2012 also contributed to the reduced volumes. During 2013, two different sustained freezing events negatively impacted volumes flows on our Anadarko, Elk City, and North Texas systems for a seven to ten day time period. Additionally, a localized fire at our Elk City plant took this asset offline during December 2013. Recent shifts in supply and demand fundamentals for NGLs, particularly ethane, have resulted in downward pressure on the current and forward prices for this commodity. As a result, of the lower prices for ethane during the year ended December 31, 2013, it was more profitable to operate most of the processing plants on our Anadarko system in ethane rejection mode, which results in lower NGL volumes, since ethane is sold as part of the natural gas stream.

A variable element of the operating results of our Natural Gas segment is derived from processing natural gas on our systems. Under percentage of liquids, or POL, contracts, we are required to pay producers a contractually fixed recovery of NGLs regardless of the NGLs we physically produce or our ability to process the NGLs from the natural gas stream. NGLs that are produced in excess of this contractual obligation in addition to the barrels that we produce under traditional keep-whole gas processing arrangements we refer to collectively as keep-whole earnings. Operating revenue less the commodity costs derived from keep-whole earnings for the year ended December 31, 2013, decreased $27.1 million from the year ended December 31, 2012. The decline in keep-whole earnings is the result of a decline in total NGL production.

Also contributing to the decrease in gross margin for the year ended December 31, 2013, were $7.2 million of additional revenues for gas plant allocation corrections recognized during the year ended December 31, 2012, with no similar corrections recognized for the year ended December 31, 2013. These allocation corrections related to measured volumes at one of our North Texas plants that were being improperly included as part of the NGL revenue allocation with third party producers.

Another factor in the decrease to gross margin for the year ended December 31, 2013, was a decrease of approximately $8.0 million due to changes in estimate to actual adjustments for the year ended December 31, 2013, as compared to the year ended December 31, 2012. For our Natural Gas segment, we estimate our current month revenue and commodity costs to permit the timely preparation of our consolidated financial statements. As a result, each month we record an adjustment of the prior month’s estimate to equal the prior month’s actual data.

Operating income of our Natural Gas segment experienced non-cash, mark-to-market net losses of $4.2 million from December 31, 2012, to December 31, 2013, mostly due to changes in the average forward prices of natural gas, NGLs and condensate. The average forward and daily prices for natural gas and propane increased for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Also contributing to the decrease in gross margin for the year ended December 31, 2013, was a decrease of approximately $4.0 million due to changes in physical measurement adjustments for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Physical measurement adjustments routinely occur on our systems as part of our normal operations, which result from evaporation, shrinkage, differences in measurement between receipt and delivery locations and other operational conditions.

Offsetting these decreases, was in increase in operating results primarily due to higher natural gas prices during the year ended 2013, when compared to the year ended December 31, 2012. This improved pricing environment led to additional opportunities to benefit from improved price differentials between market centers which enable us to increase our margins in certain circumstances. As a result, we generated a $6.5 million gain for the year ended December 31, 2013, as compared to a $2.3 million gain for the year ended December 31, 2012.

Also contributing to the increase in operating results for the year ended December 31, 2013, was the expiration of certain transportation fees for natural gas being transported on a third party pipeline. These transportation fees expired, effective June 30, 2012, and reduced natural gas expense by approximately $2.0 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Operating results for the prior year were positively affected by only $0.4 million of non-cash charges to inventory for the year ended December 31, 2013, compared to $2.0 million for the year ended December 31, 2012, which we recorded to reduce the cost basis of our natural gas inventory to net realizable value. Since we hedge our storage positions financially, these charges are recovered when the physical natural gas inventory is sold or the financial hedges are realized.

Operating and administrative costs of our Natural Gas segment decreased $16.9 million for the year ended December 31, 2013, when compared to the year ended December 31, 2012, primarily due to the following:

•

Decreased current year costs of $7.5 million for the investigation related to accounting misstatements at our trucking and NGL marketing subsidiary recorded in 2012, with no similar costs recorded during the year ended December 31, 2013;

•

Decreased operational related costs of $6.8 million due to favorable spending for rents, maintenance, supplies and other outside services for the year ended December 31, 2013, when compared to the year ended December 31, 2012; and

•

Decreased current year costs of $4.3 million for the prior year write down of surplus materials associated with deferred portions of a development project on our East Texas system that we do not expect to complete until production levels reach a sustainable level to support our expansion activities in the region. There were no similar costs recorded during the year ended December 31, 2013.

Depreciation expense for our Natural Gas segment increased $8.3 million, for the year ended December 31, 2013, compared with the year ended December 31, 2012, due to additional assets that were put in service during 2012 and 2013.

Future Prospects for Natural Gas

We intend to expand our natural gas gathering and processing services by (1) capturing opportunities within our footprint, (2) expanding outside of our footprint through strategic acquisitions, (3) providing an array of services for both natural gas and NGLs in combination with core asset optimization, and (4) capitalizing on new market opportunities by diversifying geographically and by commodity composition. We will pursue internal growth projects designed to provide exposure to incremental supplies of natural gas at the wellhead, increase opportunities to serve additional customers, including new wholesale customers, and allow expansion of our treating and processing businesses. Additionally, we will pursue acquisitions to expand our natural gas services in situations where we have natural advantages to create additional value.

Impact of Commodity Prices

Demand for our gathering, processing and transportation services primarily depends upon the supply of natural gas reserves and associated natural gas from crude oil development and the drilling rate for new wells. Demand for these services depends on overall economic conditions and commodity prices. As a result of the recent decline in commodity prices, there has been a reduction in drilling activity from producers. We have largely mitigated our direct commodity risk through our hedging program. We have hedged over 80% and over 65% of our direct commodity exposure in 2015 and 2016, respectively. Despite our hedging program, we still bear indirect commodity price impacts as lower drilling activity impacts the volumes on our systems. We expect this indirect impact on our volumes to improve as prices improve.

We have completed several expansion projects and are currently constructing the following major expansion projects that are designed to increase natural gas processing, NGL production, residue gas and NGL transportation capacity.

Beckville Cryogenic Processing Plant

In April 2013, we announced plans to construct a cryogenic natural gas processing plant near Beckville in Panola County, Texas, which we refer to as the Beckville processing plant. This plant is expected to serve existing and prospective customers pursuing production in the Cotton Valley formation, which is comprised of approximately ten counties in East Texas, as well as the Eaglebine developments, and has been a steady producer of natural gas for decades. Production from this play typically contains two to three gallons of NGLs per thousand cubic feet, or Mcf, of natural gas. The region currently produces approximately 2.2 billion cubic feet per day, or Bcf/d, of natural gas with 73,000 Bpd of associated NGLs. Until recently, the primary exploitation method in the Cotton Valley formation has been vertical wells. Lower horizontal drilling costs, coupled with the latest fracturing technology, has brought significant interest back to this area. Economics associated with horizontal wells in the Cotton Valley formation compare favorably to other rich natural gas plays, which has encouraged producers to increase drilling activity in the region. We expect our Beckville processing plant to be capable of processing approximately 150 MMcf/d of natural gas and producing approximately 8,500 Bpd of NGLs to accommodate the additional liquids-rich natural gas being developed within this geographical area in which our East Texas system operates. Related NGL takeaway infrastructure connecting the Beckville plan to third party NGL transportation systems has been completed. We estimate the cost of constructing the plant to be approximately $145.0 million and expect it to commence service early in the second quarter of 2015.

The project is funded by us and MEP based on our proportionate ownership percentages in Midcoast Operating, which was 61% and 39%, respectively, between November 13, 2013 and June 30, 2014 and 48.4% and 51.6%, respectively, after July 1, 2014.

Eaglebine Gathering

The Eaglebine is an emerging oil play in East Texas that spans over five counties and is comprised of multiple formations including but not limited to the Woodbine and Eagle Ford formations. We have a series of projects and an acquisition in this play. We have commenced construction of a lateral and associated facilities that will create gathering capacity of over 50 MMcf/d for rich natural gas to be delivered from Eaglebine production areas to our complex of cryogenic processing facilities in East Texas. Given the proximity of our existing East Texas assets, this expansion into Eaglebine will allow us to offer gathering and processing services while leveraging assets on our existing footprint.

On February 9, 2015, MEP announced an agreement with New Gulf Resources, LLC, or NGR, to purchase NGR’s midstream business in Leon, Madison and Grimes Counties, Texas. The acquisition consists of a natural gas gathering system that is currently in operation moving equity and third party production.

We estimate the cost of these projects and acquisitions described above to be approximately $160 million, of which $135.0 million is estimated to be spent in 2015. Funding is to be provided by us and MEP based on our proportionate ownership percentages in Midcoast Operating, which are 48.4% and 51.6%, respectively.

Corporate Activities

Our corporate activities consist of interest expense, interest income, allowance for equity during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.

	December 31,
	2014	2013	2012
	(in millions)
Operating Results:
General and administrative expenses	$10.6	$7.6	$2.3

Operating loss	(10.6)	(7.6)	(2.3)
Interest expense	403.2	320.4	345.0
Allowance for equity used during construction	57.2	43.1	11.2
Other income (expense)	(4.3)	17.5	(1.2)
Income tax expense	9.6	18.7	8.1

Net loss	$(370.5)	$(286.1)	$(345.4)

Year ended December 31, 2014 compared with year ended December 31, 2013

The increase in our net loss in 2014 was primarily due to an increase in interest expense from $403.2 million for the year ended December 31, 2014, compared with $320.4 million for the corresponding period in 2013. This increase in interest expense is primarily due to an increase of approximately $1.9 billion in our outstanding debt balance. Also contributing to the increase in interest expense is the recognition of unrealized losses for hedge ineffectiveness of approximately $100.1 million.

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are typically borne by our unitholders through the allocation of taxable income.

The tax structure that exists in Texas imposes taxes that are based upon many, but not all, items included in net income. Income tax expense decreased $9.1 million for the year ended 2014 compared to the same period in 2013, primarily due to a tax law that was passed in June 2013 in the State of Texas, referred to as House Bill 500, or HB 500. The law allows a pipeline company that transports oil, gas, or other petroleum products owned by others to subtract as COGS, its depreciation, operations and maintenance costs related to the services provided. Under the new law, we are allowed additional deductions against our income for Texas margin tax purposes.

Year ended December 31, 2013 compared with year ended December 31, 2012

The decrease in our net loss of $59.3 million was primarily due to a $24.6 million decrease in interest expense from the corresponding period in 2012. This decrease in interest expense is primarily due to an increase of $15.4 million in capitalized interest related to our capital projects and a decreased weighted average outstanding debt balance due to a decrease in the commercial paper balance and repayment of $200.0 million of senior unsecured notes.

The tax structure that exists in Texas imposes taxes that are based upon many, but not all, items included in net income. Our income tax expense of $18.7 million for the year ended 2013, is computed by applying a 0.5% Texas state income tax rate to modified gross margin, as defined by Texas state income tax laws, and $12.4 million related to a one-time increase to deferred income tax expense. For 2012, we had an income tax expense of $8.1 million, which we computed by applying a 0.5% Texas state income tax rate to modified gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

Our primary source of short-term liquidity is provided by our $1.5 billion commercial paper program, which is supported by our $1.975 million multi-year unsecured revolving credit facility, which we refer to as the Credit Facility, and our $650 million credit agreement, which we refer to as the 364-Day Credit Facility. We refer to the 364-Day Credit Facility and the Credit Facility as our Credit Facilities. We access our $1.5 billion commercial paper program primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the interest rates available to us for commercial paper are more favorable than the rates available under our Credit Facilities.

As set forth in the following table, we had approximately $1.2 billion of liquidity available to us at December 31, 2014, to meet our ongoing operational, investment and financing needs, as well as the funding requirements associated with the environmental remediation costs resulting from the crude oil releases on Line 6B.

	EEP	MEP
	(in millions)
Cash and cash equivalents	$197.9	$—
Total credit available under our Credit Facilities	2,625.0	—
Total credit available under MEP’s Credit Agreement	—	850.0
Less: Amounts outstanding under Credit Facilities	1,160.0	—
Less: Amounts outstanding under MEP’s Credit Agreement	—	360.0
Principal amount of commercial paper issuances	612.3	—
Letters of credit outstanding	330.2	—

Total	$720.4	$490.0

General

Our primary operating cash requirements consist of normal operating expenses, maintenance capital expenditures, funding requirements associated with environmental costs, distributions to our partners and payments associated with our risk management activities. We expect to fund our current and future short-term cash requirements for these items from our operating cash flows supplemented as necessary by issuances of commercial paper and borrowings on our Credit Facilities. Margin requirements associated with our derivative transactions are generally supported by letters of credit issued under our Credit Facilities.

Our current business strategy emphasizes developing and expanding our existing Liquids and Natural Gas businesses through organic growth and targeted acquisitions. We expect to initially fund our long-term cash requirements for expansion projects and acquisitions, as well as retire our maturing and callable debt, first from operating cash flows and then from issuances of commercial paper and borrowings on our Credit Facilities. We expect to obtain permanent financing as needed through the issuance of additional equity and debt securities, which we will use to repay amounts initially drawn to fund these activities, although there can be no assurance that such financings will be available on favorable terms, if at all. In addition, we intend to sell additional interests in Midcoast Operating entity to MEP to raise capital over the course of the next several years. Although this is our intent, there is no assurance that any transactions will occur as they are subject to, among other things, obtaining agreement from MEP and the Board of Directors of its general partner on the commercial terms of such a sale. In the past, when we had attractive growth opportunities in excess of our own capital raising capabilities, the General Partner provided supplementary funding, or participated directly in projects, to enable us to undertake such opportunities. If in the future we have attractive growth opportunities that exceed capital raising capabilities, we could seek similar arrangements from the General Partner, but there can be no assurance that this funding can be obtained.

As of December 31, 2014, we had a working capital deficit of approximately $1.0 billion and approximately $1.2 billion of liquidity to meet our ongoing operational, investing and financing needs.

Capital Resources

Equity and Debt Securities

Execution of our growth strategy and completion of our planned construction projects contemplate our accessing the public and private equity and credit markets to obtain the capital necessary to fund these activities. We have issued a balanced combination of debt and equity securities to fund our expansion projects and acquisitions. Our internal growth projects and targeted acquisitions will require additional permanent capital and require us to bear the cost of constructing and acquiring assets before we begin to realize a return on them. If market conditions change and capital markets again become constrained, our ability and willingness to complete future debt and equity offerings may be limited, which in turn, could affect our ability to execute our growth strategy or complete our planned construction projects. The timing of any future debt and equity offerings will depend on various factors, including prevailing market conditions, interest rates, our financial condition and our credit rating at the time.

Series 1 Preferred Unit Purchase Agreement

On May 8, 2013, we issued and sold 48,000,000 of our preferred units, representing limited partner interests in us, or Preferred Units, for aggregate proceeds of approximately $1.2 billion. We used proceeds from the Preferred Unit issuance to repay commercial paper, to finance a portion of its capital expansion program relating to its core liquids and natural gas systems and for general partnership purposes.

The Preferred Units are entitled to annual cash distributions of 7.50% of the issue price, payable quarterly, which are subject to reset every five years. However, these quarterly cash distributions, during the first full eight quarters ending June 30, 2015, will accrue and accumulate, which we refer to as the Payment Deferral. Thus we will accrue, but not pay these amounts until the earlier of the fifth anniversary of the issuance of such Preferred Units or the redemption of such Preferred Units by us. The quarterly cash distribution for the three month period ended June 30, 2013, was prorated from May 8, 2013.

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

Issuance of Class A Common Units

The following table presents the net proceeds from our Class A common unit issuances for the year ended December 31, 2012. There were no issuances of Class A common units for the years ended December 31, 2014 and 2013.

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

Midcoast Energy Partner, L.P.

On November 13, 2013, MEP, a subsidiary of EEP, completed the Offering of 18,500,000 Class A common units representing limited partner interests and subsequently issued an additional 2,775,000 Class A common units pursuant to the underwriter’s over allotment option. MEP received proceeds (net of underwriting discounts, structuring fees and offering expenses) from the Offering of approximately $354.9 million. MEP used the net proceeds to distribute approximately $304.5 million to EEP, to pay approximately $3.4 million in revolving credit facility origination and commitment fees and used approximately $47.0 million to redeem 2,775,000 Class A common units from EEP. At December 31, 2014, we owned 5.9% of outstanding MEP Class A common units, 100% of the outstanding MEP Subordinated Units, 100% of MEP’s general partner and 48.4% of the limited partner interests in Midcoast Operating.

On July 1, 2014, we sold a 12.6% limited partner interest in Midcoast Operating to MEP, for $350.0 million in cash, which reduced our total ownership interest in Midcoast Operating from 61% to 48.4%. This transaction represents our first sale to MEP of additional interests in Midcoast Operating since the Offering. We intend to sell additional interests in our natural gas assets, held through Midcoast Operating, to MEP and use the proceeds from any such sale as a source of funding for us. However, we do not know when, or if, any additional interests will be offered for sale.

Investments

In March and September 2013, Enbridge Management completed public offerings of 10,350,000 and 8,424,686 Listed Shares, respectively, representing limited liability company interests with limited voting rights for net proceeds of $272.9 million and $235.6 million for the March and September 2013 issuances Enbridge Management used those proceeds to purchase an equal number of the Partnership’s i-units. We used the proceeds from our sale of i-units to Enbridge Management to finance a portion of our capital expansion program relating to the expansion of our core liquids and natural gas systems and for general corporate purposes.

Available Credit

Our two primary sources of liquidity are provided by our commercial paper program and our Credit Facilities. We have a $1.5 billion commercial paper program that is supported by our Credit Facilities, which we access primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the interest rates available to us for commercial paper are more favorable than the rates available under our Credit Facilities. At December 31, 2014, we had approximately $522.5 million in available credit under the terms of our Credit Facilities. For a description of our commercial paper program and our Credit Facilities, refer to Item 8. Financial Statements and Supplementary Data, Note 10. Debt.

Credit Facilities

In September 2011, we entered into a multi-year senior unsecured revolving credit facility, which we refer to as the Credit Facility. The Credit Facility permits aggregate borrowings of up to, at any one time outstanding, $1.975 billion, a letter of credit subfacility and a swing line subfacility.

On October 6, 2014, we amended our Credit Facility to extend the maturity date to September 26, 2019; however, $175.0 million of commitments will expire on the original maturity date of September 26, 2018.

On July 6, 2012, we entered into a 364-day credit agreement, which we refer to as the 364-Day Credit Facility. The agreement is a committed senior unsecured revolving credit facility that originally permitted aggregate borrowings of up to, at any one time outstanding, $675.0 million subject to the terms and conditions set forth therein. The 364-Day Credit Facility provides aggregate lending commitments: (1) on a revolving basis for a 364-day period, extendible annually at the lenders’ discretion, and (2) for a 364-day term on a non-revolving basis following the expiration of all revolving periods.

On July 3, 2013, we amended our 364-Day Credit Facility, to extend the revolving credit termination date to July 4, 2014 and to increase aggregate commitments under the facility by $50.0 million. Furthermore, on July 24, 2013, we further amended the 364-Day Credit Facility, by adding a new lender and increased our aggregate commitments by another $50.0 million. On July 3, 2014, we amended our 364-Day Credit Facility to extend the revolving credit termination date to July 3, 2015, and to decrease aggregate commitments under the facility to $650.0 million

On October 28, 2013, we amended our Credit Facilities to modify certain terms and conditions to accommodate the Offering and the transactions contemplated thereby. The amendments were effective November 13, 2013.

Our Credit Facilities provided an aggregate amount of approximately $2.625 billion of bank credit, as of December 31, 2014, which we use to fund our general activities and working capital needs.

As of December 31, 2014, we were in compliance with the terms of all of our financial covenants under the Credit Facilities. For further details regarding the Credit Facilities and the amendments thereto, refer to Item 8. Financial Statements and Supplementary Data, Note 10. Debt.

On February 3, 2014, EEP entered into an uncommitted letter of credit arrangement, pursuant to which the bank may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $200.0 million. On September 9, 2014, the amount was increased to $220.0 million. While the letter of credit arrangement is uncommitted and issuance of letters of credit is at the bank’s sole discretion, we view this arrangement as liquidity enhancement as it allows EEP to potentially reduce its reliance on utilizing the committed Credit Facilities for issuance of letters of credit to support its hedging activities.

Commercial Paper

We have a commercial paper program that provides for the issuance of up to an aggregate principal amount of $1.5 billion of commercial paper and is supported by our Credit Facilities. We access the commercial paper market primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the available interest rates we can obtain are lower than the rates available under our Credit Facilities. At December 31, 2014, we had $612.3 million in principal amount of commercial paper outstanding at a weighted average interest rate of 0.50%, excluding the effect of our interest rate hedging activities. Under our commercial paper program, we had net borrowings of approximately $312.1 million during the twelve month period ended December 31, 2014, which includes gross borrowings of $11.2 billion and gross repayments of $10.9 billion. At December 31, 2013, we had $300.0 million in principal amount of commercial paper outstanding at a weighted average interest rate of 0.37%, excluding the effect of our interest rate hedging activities. Our policy is that the commercial paper we can issue is limited by the amounts available under our Credit Facility up to an aggregate principal amount of $1.5 billion. For further details regarding the commercial paper program, refer to Item 8. Financial Statements and Supplementary Data, Note 10. Debt.

The amounts we may borrow under the terms of our Credit Facilities are reduced by the face amount of our letters of credit outstanding. It is our policy to maintain availability at any time under our Credit Facilities amounts that are at least equal to the amount of commercial paper that we have outstanding at such time. Taking that policy into account, at December 31, 2014, we could borrow approximately $522.5 million under the terms of our Credit Facilities, determined as follows:

(in millions)
Total credit limit under Credit Facilities	$2,625.0
Less: Amounts outstanding under Credit Facilities	—
Principal amount of commercial paper outstanding	612.3
Credit Facilities	1,160.0
Letters of credit outstanding	330.2

Total amount available at December 31, 2014	$522.5

On January 29, 2015, the board of directors of Enbridge Management constituted a committee of independent directors to evaluate a potential new 364-day credit agreement with Enbridge for up to $750.0 million. If approved, the proposed facility will provide us additional standby financing capability and flexibility to seek financing in the capital markets on reasonable terms.

Senior Notes

All of our senior notes represent our unsecured obligations that rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Our senior notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables of our subsidiaries and the $200.0 million of senior notes issued by the OLP, which we refer to as the OLP Notes. The OLP, our operating subsidiary that owns the Lakehead system, has $200.0 million of senior notes outstanding representing unsecured obligations that are structurally senior to our senior notes. The OLP Notes consist of $100.0 million of 7.000% senior notes due 2018 and $100.0 million of 7.125% senior notes due 2028. All of the OLP Notes pay interest semi-annually.

The OLP Notes do not contain any covenants restricting us from issuing additional indebtedness by the OLP. The OLP Notes are subject to make-whole redemption rights and were issued under an indenture, referred to as the OLP Indenture, containing certain covenants that restrict our ability, with certain exceptions, to sell, convey, transfer, lease or otherwise dispose of all or substantially all of our assets, except in accordance with the OLP Indenture. We were in compliance with these covenants at December 31, 2014. For further details regarding the senior notes, refer to Item 8. Financial Statements and Supplementary Data, Note 10. Debt.

Junior Subordinated Notes

The $400.0 million in principal amount of our fixed/floating rate, junior subordinated notes due October 1, 2067, which we refer to as the Junior Notes, represent our unsecured obligations that are subordinate in right of payment to all of our existing and future senior indebtedness. The Junior Notes bear interest at a fixed annual rate of 8.05%, exclusive of any discounts or interest rate hedging activities, payable semi-annually in arrears on April 1 and October 1 of each year until October 1, 2017. After October 1, 2017, the Junior Notes will bear interest at a variable rate equal to the three-month London Interbank Offered Rate, or LIBOR, for the related interest period increased by 3.7975%, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year beginning January 1, 2018. For further details regarding the junior subordinated notes, refer to Item 8. Financial Statements and Supplementary Data, Note 10. Debt.

MEP Credit Agreement

On November 13, 2013, in connection with the closing of the Offering, MEP, Midcoast Operating, and their material domestic subsidiaries, entered into a Credit Agreement, which we refer to as the MEP Credit Agreement, by and among MEP, as co-borrower and a guarantor, Midcoast Operating, as co-borrower and a guarantor, MEP’s material subsidiaries party thereto as guarantors, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, and each of the other lenders party thereto.

The MEP Credit Agreement is a committed senior revolving credit facility (with related letter of credit and swing line facilities) that permits aggregate borrowings of up to, at any one time outstanding, $850.0 million, including up to initially: (1) $90.0 million under the letter of credit facility; and (2) $75.0 million under the swing line facility. Subject to customary conditions, MEP may request that the lenders’ aggregate commitments be increased to an amount not to exceed $1.0 billion. The facility matures in two years, subject to four one-year requests for extensions.

On September 30, 2014, MEP amended the MEP Credit Agreement to extend the maturity date from November 13, 2016, to September 30, 2017; however, $140.0 million of commitments will expire on the original maturity date of November 13, 2016.

At December 31, 2014, MEP had $360.0 million in outstanding borrowings under the MEP Credit Agreement at a weighted average interest rate of 3.2%. Under the MEP Credit Agreement, MEP had net repayments of approximately $25.0 million during the twelve month period ended December 31, 2014, which includes gross borrowings of $6,920.0 million and gross repayments of $6,895.0 million. At December 31, 2014, MEP was in compliance with the terms of their financial covenants under the MEP Credit Agreement.

EEP agreed to subordinate its right to payments from MEP under the Financial Support Agreement between us and MEP and liens, if secured, to the lenders under the MEP Credit Agreement. For further details regarding the MEP Credit Agreement and the amendments thereto, refer to Item 8. Financial Statements and Supplementary Data, Note 10. Debt.

MEP Private Debt Issuance

On September 30, 2014, MEP completed a private offering of $400.0 million of debt securities pursuant to a Note Purchase Agreement, or the Purchase Agreement, between the Partnership and the purchasers named therein. The debt consists of three tranches of senior notes: $75.0 million of 3.56% Series A Senior Notes due in 2019; $175.0 million of 4.04% Series B Senior Notes due in 2021; and $150.0 million of 4.42% Series C Senior Notes due in 2024, collectively the Notes. The Notes and all other obligations under the Purchase Agreement are unconditionally guaranteed on a senior basis by each of the domestic material subsidiaries of the Partnership pursuant to a guaranty agreement. All of the Notes pay interest semi-annually on March 31 and September 30, commencing on March 31, 2015. MEP received approximately $398.1 million in net proceeds, which were used to repay outstanding indebtedness and for other general partnership purposes. Using a portion of the net proceeds, MEP settled two interest rate swaps for a net payment of $0.9 million on September 30, 2014, which will be amortized to interest expense over the original five year hedge term.

At December 31, 2014, MEP was in compliance with the terms of its financial covenants under the purchase agreement pursuant to which the Notes were sold. For further details related to the purchase agreement and the related private placement, refer to Item 8. Financial Statements and Supplementary Data, Note 10. Debt to the consolidated financial statements included in this Annual Report on Form 10-K.

Maturities of Third Party Debt

The scheduled maturities of outstanding third-party debt, excluding any discounts at December 31, 2014, are summarized as follows in millions:

2015	$—
2016	950.0
2017	360.0
2018	1,622.3
2019	575.0
Thereafter	3,175.0

Total	$6,682.3

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

Joint Funding Arrangement for Alberta Clipper Pipeline

In July 2009, we entered into a joint funding arrangement to finance construction of the United States segment of the Alberta Clipper Pipeline with several of our affiliates and affiliates of Enbridge including our General Partner. On January 2, 2015, we completed a transaction pursuant to which the General Partner and its affiliates contributed to us a 66.7% interest in the U.S. segment of the Alberta Clipper Pipeline in exchange for approximately 18,114,975 units of our new class of limited partner interests designated as Class E units with an aggregate value of $694 million issued to the General Partner. In addition, we repaid approximately $306 million of indebtedness owed to the General Partner.

Joint Funding Arrangement for Eastern Access Projects

In May 2012, the OLP amended and restated its partnership agreement to establish the EA interests. The EA interests were created to finance projects to increase access to refineries in the United States Upper Midwest and in Ontario, Canada for light crude oil produced in western Canada and the United States, which we refer to as the Eastern Access Projects. From May 2012 through June 27, 2013, our General Partner indirectly owned 60% of all assets, liabilities and operations related to the Eastern Access Projects. On June 28, 2013, we and our affiliates entered into an agreement with our General Partner pursuant to which we exercised our option to decrease our economic interest and funding of the Eastern Access Projects from 40% to 25%. Additionally, within one year of the in-service date, scheduled for early 2016, we have the option to increase our economic interest by up to 15 percentage points. We received $90.2 million from our General Partner in consideration for our assignment to it of this portion of our interest, determined based on the capital we had funded prior to June 28, 2013, pursuant to Eastern Access Projects.

Our General Partner has made equity contributions totaling $622.5 million and $609.2 million to the OLP for the year ended December 31, 2014 and 2013, respectively to fund its equity portion of the construction costs associated with the Eastern Access Projects.

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

Our General Partner has made equity contributions totaling $577.5 million and $159.9 million to the OLP for the year ended December 31, 2014 and year ended 2013, respectively to fund its equity portion of the construction costs associated with the U.S. Mainline Expansion Projects.

Sale of Accounts Receivable

Certain of our subsidiaries entered into a receivables purchase agreement, dated June 28, 2013, as amended on September 20, 2013 and December 2, 2013, which we refer to as the Receivables Agreement, with an indirect wholly owned subsidiary of Enbridge. The Receivables Agreement terminates on December 30, 2016. Pursuant to the Receivables Agreement, the Enbridge subsidiary will purchase on a monthly basis, for cash, current accounts receivables and accrued receivables, or the receivables, of those of ours subsidiaries and other subsidiaries of EEP that are parties thereto up to an aggregate monthly maximum of $450.0 million net of receivables that have not been collected.

For the year ended December 31, 2014 we sold and derecognized receivables of approximately $4,987.0 million and we received cash proceeds of approximately $4,985.7 million which was remitted to us through our centralized treasury system. As of December 31, 2014, $378.0 million, of the receivables were outstanding and had not been collected on behalf of the Enbridge subsidiary.

As of December 31, 2014, we had $71.9 million included in “Restricted cash” on our consolidated statements of financial position, consisting of cash collections related to the Receivables sold that have yet to be remitted to the Enbridge subsidiary as of December 31, 2014. For further discussion, refer to Note 12. Related Party Transactions in the consolidated financial statements of this Annual Report on Form 10-K.

Cash Requirements

Capital Spending

We expect to make additional expenditures during 2015 for the acquisition and construction of natural gas processing and crude oil transportation infrastructure. In 2015, we expect to spend approximately $1.3 billion on expansion capital and other projects associated with our liquids and natural gas systems with the expectation of realizing additional cash flows as projects are completed and placed into service. We expect to receive funding of approximately $1.1 billion from our General Partner based on our joint funding arrangement for the Eastern Access Projects, Mainline Expansion Projects and Line 3 Replacement project. Furthermore, we expect to receive funding of approximately $185.0 million from MPC based on joint funding arrangement on the Sandpiper Project. We made expenditures of $2.8 billion for the year ended December 31, 2014, inclusive of capital leases entered into during the year, $36.7 million in contributions to the Texas Express Pipeline and $1,391.6 million of expenditures that were financed by contributions from our General Partner and MPC via joint funding arrangements. At December 31, 2014, we had approximately $946.8 million in outstanding purchase commitments attributable to capital projects for the construction of assets that will be recorded as property, plant and equipment during 2014.

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

We estimate our capital expenditures based upon our strategic operating and growth plans, which are also dependent upon our ability to produce or otherwise obtain the financing necessary to accomplish our growth objectives. The following table sets forth our estimates of capital expenditures we expect to make for expansion capital and maintenance capital for the year ending December 31, 2015. Although we anticipate making these expenditures in 2015, these estimates may change due to factors beyond our control, including weather-related issues, construction timing, changes in supplier prices or poor economic conditions, which may adversely affect our ability to access the capital markets. Additionally, our estimates may also change as a result of decisions made at a later date to revise the scope of a project or undertake a particular capital program or an acquisition of assets. We made capital expenditures of $2.8 billion, including $129.8 million on maintenance capital activities, for the year ended December 31, 2014. For the full year ending December 31, 2015, we anticipate our capital expenditures to approximate the following:

Total Forecasted Expenditures
(in millions)
Liquids Projects
Eastern Access Projects	$405
U.S. Mainline Expansions	1,075
Sandpiper	490
Line 3 Replacement	60
Liquids Integrity Program	225
Expansion Capital	155
Maintenance Capital Expenditures	75

2,485
Less joint funding from:
General Partner	1,140
Third parties	185

Liquids Total	1,160
Natural Gas Projects
Beckville Cryogenic Processing Plant	$50
Eaglebine Developments	135
Expansion Capital	105
Maintenance Capital Expenditures	55

345
Less joint funding from:
MEP	180

Natural Gas Total	165

TOTAL	$1,325

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

Environmental

Lakehead Line 6B Crude Oil Release

During 2014, our cash flows were affected by the approximate $141.4 million we paid for environmental remediation, restoration and cleanup activities resulting from the crude oil release that occurred in 2010 on Line 6B of our Lakehead system.

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

The following table provides summarized information about the timing and expected settlement amounts of our outstanding commodity derivative financial instruments based upon the market values at December 31, 2014 for each of the indicated calendar years:

	Notional	2015	2016	2017	2018	2019	Total(3)(4)
	(in millions)
Swaps
Natural gas(1)	85,892,590	$2.8	$0.1	$—	$—	$—	$2.9
NGL(2)	3,395,200	32.4	9.3	0.7	—	—	42.4
Crude Oil(2)	3,868,565	37.6	1.0	0.8	—	—	39.4
Options
Natural gas—puts purchased(1)	5,662,000	3.8	1.0	—	—	—	4.8
Natural gas—calls written(1)	2,924,500	—	(0.1)	—	—	—	(0.1)
NGL—puts purchased(2)	5,456,000	40.2	39.3	1.2	—	—	80.7
NGL—calls written(2)	4,634,750	(0.6)	(3.2)	(0.7)	—	—	(4.5)
Crude Oil—puts purchased(2)	1,900,200	18.8	14.7	4.1	—	—	37.6
Crude Oil—calls written(2)	1,900,200	(0.4)	(2.7)	(3.3)	—	—	(6.4)
Natural Gas—puts (written)(1)	5,662,000	(3.8)	(1.0)	—	—	—	(4.8)
Natural Gas—calls (purchased)(1)	2,924,500	—	0.1	—	—	—	0.1
Forward contracts
Natural gas(1)	198,955,804	1.2	0.3	0.1	—	—	1.6
NGL(2)	8,472,814	18.9	—	—	—	—	18.9
Crude Oil(2)	634,853	(0.9)	—	—	—	—	(0.9)

Totals		$150.0	$58.8	$2.9	$—	$—	$211.7

(1)	Notional amounts for natural gas are recorded in MMBtu.

(2)	Notional amounts for NGL and crude oil are recorded in Bbl.

(3)	Fair values exclude credit adjustments of approximately $1.2 million of losses at December 31, 2014.

(4)	Excludes $28.4 million of cash collateral at December 31, 2014.

The following table provides summarized information about the timing and estimated settlement amounts of our outstanding interest rate derivatives calculated based on implied forward rates in the yield curve at December 31, 2014 for each of the indicated calendar years:

	Notional Amount	2015	2016	2017	2018	2019	Thereafter	Total(1)
	(in millions)
Interest Rate Derivatives
Interest Rate Swaps:
Floating to Fixed	$2,480.0	$(7.4)	$(5.2)	$(1.8)	$(2.6)	$(0.8)	$—	$(17.8)
Pre-issuance hedges	$2,350.0	(258.3)	(63.4)	(36.0)	(4.9)	—	—	(362.6)

		$(265.7)	$(68.6)	$(37.8)	$(7.5)	$(0.8)	$—	$(380.4)

(1)	Fair values exclude credit adjustments of approximately $37.4 million of gains at December 31, 2014.

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

Enbridge Management, as the owner of our i-units, does not receive distributions in cash. Instead, each time that we make a cash distribution to our limited partners and General Partner, the number of i-units owned by Enbridge Management and the percentage of our total units owned by Enbridge Management will increase automatically under the provisions of our partnership agreement with the result that the number of i-units owned by Enbridge Management will equal the number of Enbridge Management’s listed and voting shares that are then outstanding. The amount of this increase in i-units is determined by dividing the cash amount distributed per common unit by the average price of one of Enbridge Management’s listed shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for Enbridge Management’s shares multiplied by the number of shares outstanding on the record date. The cash equivalent amount of the additional i-units is treated as if it had actually been distributed for purposes of determining the distributions to be made to our General Partner.

For purposes of calculating the sum of all distributions of available cash, the cash equivalent amount of the additional i-units that are issued when a distribution of cash is made to our General Partner and limited partner interests is treated as a distribution of available cash. As set forth in our partnership agreement, we will not make cash distributions on our i-units, but instead will distribute additional i-units such that cash is retained and used in our operations and to finance a portion of our capital expansion projects. During 2014, we distributed a total of 4,562,088 i-units through quarterly distributions to Enbridge Management, compared with 2,607,001 and 2,632,090 in 2013 and 2012, respectively.

The following table represents cash we have retained in our business since January 2012 from the in-kind distribution of additional i-units:

Distribution Payment Date	Retained for i-units	Retained from General Partner	Total Cash Retained
	(in millions)
2014
October 14	$37.3	$0.8	$38.1
July 14	36.7	0.7	37.4
April 14	35.3	0.7	36.0
January 14	34.6	0.7	35.3

	$143.9	$2.9	$146.8

2013
November 14	$34.1	$0.7	$34.8
August 14	28.9	0.6	29.5
May 15	28.4	0.6	29.0
February 14	22.4	0.4	22.8

	$113.8	$2.3	$116.1

2012
November 14	$22.0	$0.4	$22.4
August 14	21.6	0.5	22.1
May 15	20.9	0.4	21.3
February 14	20.5	0.4	20.9

	$85.0	$1.7	$86.7

Our current annual cash distribution rate is $2.22 per unit, or $0.55500 per quarter, for the year ended December 31, 2014 compared with $2.174 per unit, or $0.54350 per quarter, for the year ended December 31, 2013. We expect that all cash distributions will be paid out of operating cash flows over the long term. However, from time to time, we may temporarily borrow under our Credit Facilities or use cash retained by issuance of payment in-kind distributions for the purpose of paying cash distributions. We may do this until we realize the full impact of assets being developed on operations or to respond to short-term aberrations in our performance caused by market disruption events or depressed commodity prices. As various projects are under construction, we expect our coverage ratio to weaken as assets under construction do not generate cash flow until they enter service and we are bearing the related financial costs. We expect that our major capital expansion projects will be accretive to distributable cash flow when they are operational and the coverage ratio to improve. Long term sustainability of our distributions is a key focus of the management assigned to oversee our operation. Increases in our distribution rate are made when sustainable for the long-term and upon the approval of the Board of Directors of Enbridge Management.

Series AC Distributions

In respect of periods prior to our purchase of the remaining 66.7% interest in the U.S. portion of the Alberta Clipper Pipeline, on January 2, 2015 the OLP was required to pay a quarterly distribution, also referred to as the Series AC distribution amount, within 45 days of the end of each calendar quarter to the holders of the Series AC general and limited partner interests under the terms of the then OLP partnership agreement, consisting of the sum of: (i) the portion of the Series AC revenue entitlement that was collected during the quarter through the transportation rates of our Lakehead system, (ii) any other cash receipts attributable to the Series AC assets collected during the quarter, and (iii) any reduction during the quarter in the amount of the Series AC reserves established in any prior quarter that are not utilized by the OLP, less the sum of: (a) all cash expenses related to the Series AC assets for the quarter, (b) all cash interest expenses and principal reductions of net borrowings for the quarter attributable to Series AC liabilities, (c) any cash maintenance and pipeline integrity capital expenditures for the quarter that are properly allocable to the Series AC assets, (d) any other cash expenses for the quarter attributable to Series AC liabilities, and (e) any increase in Series AC reserves established to provide for the proper conduct of the business of the Series AC interests.

The following table presents distributions paid by the OLP to our General Partner and its affiliate during the years ended December 31, 2014, 2013 and 2012, representing the noncontrolling interest in the Series AC and to us, as the holders of the Series AC general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to Partnership	Amount Paid to the noncontrolling interest	Total Series AC Distribution
		(in millions)
2014
October 31	November 14	$10.1	$20.3	$30.4
July 31	August 14	7.4	14.8	22.2
April 30	May 15	6.6	13.1	19.7
January 30	February 14	6.4	12.8	19.2

		$30.5	$61.0	$91.5

2013
October 31	November 14	$7.0	$14.1	$21.1
July 29	August 14	5.5	11.0	16.5
April 30	May 15	7.5	14.9	22.4
January 30	February 14	6.9	13.8	20.7

		$26.9	$53.8	$80.7

2012
October 31	November 14	$6.5	$12.9	$19.4
July 30	August 14	7.2	14.4	21.6
April 30	May 15	8.4	16.8	25.2
January 30	February 14	7.9	15.8	23.7

		$30.0	$59.9	$89.9

Distribution to Series EA Interests

The following table presents distributions paid by the OLP to our General Partner and its affiliate during the year ended December 31, 2014, representing the noncontrolling interest in the Series EA, and to us, as the holders of the Series EA general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead), L.L.C., the managing general partner of the OLP and the Series EA interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total Series EA Distribution
			(in millions)
October 31, 2014	November 14, 2014	$14.6	$43.7	$58.3
July 31, 2014	August 14, 2014	5.6	16.7	22.3
April 29, 2014	May 15, 2014	2.5	6.5	9.0

		$22.7	$66.9	$89.6

Distribution to Series ME Interests

The following table presents distributions paid by the OLP to our General Partner and its affiliate during the year ended December 31, 2014, representing the noncontrolling interest in the Series ME, and to us, as the holders of the Series ME general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead), L.L.C., the managing general partner of the OLP and the Series ME interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total Series EA Distribution
			(in millions)
October 31, 2014	November 14, 2014	$0.6	$1.9	$2.5

Summary of Obligations and Commitments

The following table summarizes the principal amount of our obligations and commitments at December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Purchase commitments(1)	$1,012.7	$—	$—	$—	$—	$—	$1,012.7
Power commitments(2)	14.8	9.2	6.3	3.8	1.5	—	35.6
Other operating leases	25.6	23.5	21.9	15.2	14.8	342.3	443.3
Right-of-way	2.3	2.1	1.7	1.6	1.5	33.7	42.9
Product purchase obligations(3)	23.1	8.3	14.7	24.5	25.5	112.5	208.6
Transportation/Service contract obligations(4)	63.3	58.3	99.5	109.1	113.8	403.5	847.5
Fractionation agreement obligations(5)	70.1	70.1	70.1	70.1	70.1	235.0	585.5

Total	$1,211.9	$171.5	$214.2	$224.3	$227.2	$1,127.0	$3,176.1

(1)	Represents commitments to purchase materials, primarily pipe from third-party suppliers in connection with our growth projects.

(2)	Represents commitments to purchase power in connection with our Liquids segment.

(3)	We have long-term product purchase obligations with several third-party suppliers to acquire natural gas and NGLs at the approximate market value at the time of delivery.

(4)	The service contract obligations represent the minimum payment amounts for firm transportation and storage capacity we have reserved on third-party pipelines and storage facilities.

(5)	The fractionation agreement obligations represent the minimum payment amounts for firm fractionation of our NGL supply that we reserve at third party fractionation facilities.

The payments made under our obligations and commitments for the years ended December 31, 2014, 2013 and 2012 were $1.9 billion, $802.7 million and $388.7 million, respectively.

Cash Flow Analysis

The following table summarizes the changes in cash flows by operating, investing and financing for each of the years indicated:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Total cash provided by (used in):
Operating activities	$816.8	$1,212.4	$851.0
Investing activities	(2,976.6)	(2,642.9)	(1,906.6)
Financing activities	2,192.9	1,367.4	860.6

Net increase (decrease) in cash and cash equivalents	33.1	(63.1)	(195.0)
Cash and cash equivalents at beginning of year	164.8	227.9	422.9

Cash and cash equivalents at end of period	$197.9	$164.8	$227.9

Changes in our working capital accounts are shown in the following table and discussed below:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	$1.7	$125.0	$42.7
Due from General Partner and affiliates	0.7	(12.6)	(3.1)
Accrued receivables	(50.1)	286.1	(61.8)
Inventory	(10.7)	(21.2)	11.1
Current and long-term other assets	(47.1)	(24.1)	(7.3)
Due to General Partner and affiliates	22.4	79.1	(12.5)
Accounts payable and other	(101.1)	85.1	(8.6)
Environmental liabilities	(143.1)	(174.9)	(100.3)
Accrued purchases	(89.9)	13.8	(19.1)
Interest payable	6.6	4.3	(0.9)
Property and other taxes payable	26.1	(0.7)	12.0

Net change in working capital accounts	$(384.5)	$359.9	$(147.8)

Year ended December 31, 2014 compared with year ended December 31, 2013

Operating Activities

Net cash provided by our operating activities decreased $395.6 million for the twelve month period ended December 31, 2014 compared to the same period in 2013, primarily due to an decrease in our working capital accounts of $744.4 million coupled with non-cash items of $235.7 million. These decreases were partially offset by a $579.6 million increase in net income for the year ended December 31, 2014 as compared to 2013.

The changes in our operating assets and liabilities, net of acquisitions as presented in our consolidated statements of cash flow for the year ended December 31, 2014, compared with the same period in 2013, is primarily the result of items listed below in addition to general timing differences for cash receipts and payment associated with our third-party accounts. The main items affecting our cash flows from operating assets and liabilities include the following:

•

The change in accrued receivables and trade receivables during 2013 was favorable due to the sale of $275.5 million of our net accrued receivables and $90.1 million of trade receivables to a subsidiary of Enbridge pursuant to the Receivables Agreement;

•

Decreased cash flows from changes in accounts payable and other was due to general timing differences for cash payments associated with our third-party accounts, including increased payments to third-party accounts at the end of 2014 due to the implementation of a new accounts payable system; and

•

Decreased cash flows from changes in accrued purchases are primarily the result of lower levels of accrued purchases at December 31, 2014, which stem from lower volumes purchased at lower prices as compared to the prior year.

The above decreases were coupled with a $235.7 million decrease in our non-cash items for the year ended December 31, 2014 compared to December 31, 2013 partially offset by an increase in net income of $579.6 million. The decrease in non-cash items primarily consisted of the following:

•

Decreased environmental costs of $225.9 million mainly attributed to $302.0 million in additional estimated costs recognized during 2013 related to the Line 6B crude oil release, while only $85.9 million in additional estimated costs were recognized for the year ended December 31, 2014 related to the Line 6B crude oil release; and

•	Increased derivative net gains of $100.6 million primarily as a result of fluctuations in commodity prices.

Partially offsetting the non-cash decreases above were the following:

•	Increased depreciation and amortization of $70.2 million due to projects placed in service in 2014;

•	Decreased gains on sale of assets of $17.1 million in 2014 as there was only a sale of assets in 2013; and

•	Increased asset impairment charges due to the impairment of the right of way of a Propylene pipeline for $15.6 million.

Investing Activities

Net cash used in our investing activities during the year ended December 31, 2014 increased by $333.7 million, compared to 2013, primarily due to the increased payments on our construction payables of $331.9 million coupled with increased additions to property, plant and equipment in 2014 related to various enhancement projects of $198.6 million. Partially offsetting these increases were the following:

•

Decreased cash contributions of $151.9 million combined with decreased allowance for interest during construction associated with our joint venture project, Texas Express NGL system, as the project went into service at the end of 2013; and

•

Decreased restricted cash balance of $41.8 million consisting of cash collections related to the receivables sold that have yet to be remitted to the Enbridge subsidiary in accordance with the Receivables Agreement. For more information, refer to Item 7. Liquidity and Capital Resources-Sale of Accounts Receivable.

Financing Activities

Net cash provided by our financing activities increased $825.5 million for the year ended December 31, 2014, compared to 2013, primarily due to the following:

•	Increased net borrowings on our commercial paper of $1.2 billion for the year ended December 31, 2014;

•	Increased net proceeds from borrowings on our Credit Facilities of $850.0 million primarily attributable to borrowings under our 364-Day Credit facility in 2014;

•	Increased net proceeds from borrowings on our long-term debt of $398.1 million due to us issuing private placement debt at MEP in 2014; and

•

Increased contributions from noncontrolling ownership interests in the Mainline Expansion Projects, Eastern Access Projects, Sandpiper, and from Midcoast Holdings for its ownership in MEP of $243.1 million, partially offset by increased distributions to noncontrolling interest of $100.2 million.

Offsetting the proceeds above were the following:

•	Decreased net proceeds in 2014 of $1.2 billion due to no preferred unit issuances in 2014 while we had a $1.2 billion preferred unit issuance in 2013; and

•	Decreased net proceeds from unit issuances, including our General Partner’s contributions of $519.3 million from 2013 compared to no issuances in 2014.

Year ended December 31, 2013 compared with year ended December 31, 2012

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

The changes in our operating assets and liabilities, net of acquisitions as presented in our consolidated statements of cash flow for the year ended December 31, 2013, compared with the same period in 2012, is primarily the result of items listed below in addition to general timing differences for cash receipts and payment associated with our third-party accounts. The main items affecting our cash flows from operating assets and liabilities include the following:

•

The change in accrued receivables and trade receivables was favorable due to the sale of $275.5 million of our net accrued receivables and $90.1 million of trade receivables to a subsidiary of Enbridge pursuant to the Receivables Agreement. Similar sales of accrued receives did not occur in 2012, since 2013 is the first year the Receivables Agreement was active. For more information, refer to the discussion above “Sale of Accounts Receivable”;

•	The change in accounts payable and other was favorable due to general timing differences for cash receipts and payment associated with our third-party accounts

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

•	Increased depreciation and amortization of $43.2 million due to projects placed in service in 2013.

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

REGULATORY MATTERS

FERC Transportation Tariffs

Lakehead System

On June 27, 2014, Lakehead filed for an increase effective August 1, 2014 to its system rates. This rate filing was in part an index filing in accordance with 18 CFR 342.3 and in part a compliance filing with certain settlement agreements, which are not subject to FERC indexing. This filing included the increase in rates in compliance with the indexed rate ceilings allowed by the FERC which incorporates the multiplier of 1.038858, which was issued by the FERC on May 14, 2014, in Docket No. RM93-11-000. This filing also reflected an annual rate adjustment for the FSM components of the Lakehead system. The FSM allows Lakehead to recover costs associated with particular shipper-approved projects through an incremental surcharge layered on top of the base rates. The FSM surcharge rates reflect our projected costs for these shipper-approved projects for 2014 and adjustments for the difference between estimated and actual costs for the prior year. Historically, the Lakehead system’s annual tariff filing for the FSM component of rates has been effective April 1 and its index rate filing has been effective July 1; however, the filings were delayed due to negotiations with the CAPP concerning certain components of the tariff rate structure. This negotiation eliminated the SEP II surcharge and added recovery of the associated SEP II rate base to the FSM component of Lakehead rates. The rate base consisted of the costs for Line 14 and certain legacy integrity costs which were incurred to maintain the integrity and safety of the pipeline. The rates also include recovery of costs related to additional FSM projects, the Eastern Access Phase 2 Mainline Expansion, and the 2014 Mainline Expansions.

This tariff filing increased the transportation rate for heavy crude oil movements from the Canadian border to the Chicago, Illinois area by approximately $0.32 per barrel, to approximately $2.49 per barrel. The tariff is applicable to each barrel of crude oil that is placed on our system beginning on the effective date of the tariff, which we recognize as revenue when the barrels are delivered, typically a period of approximately 30 days from the date shipped.

Effective April 1, 2013, our Lakehead system made its annual tariff filing with the FERC to reflect our projected costs and throughput for 2013 and adjustments for the difference between estimated and actual costs and throughput data for the prior year. This tariff rate adjustment filing also included the recovery of costs related to the Flanagan Tank Replacement Project and the Eastern Access Phase 1 Mainline Expansion Project. The Lakehead system utilized the SEPII and the FSM, which are components of our Lakehead system’s overall rate structure and allows for the recovery of costs for enhancements or modifications to our Lakehead system.

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

Effective April 1, 2014, we filed updates to the calculation of the surcharges on the two previously approved expansions, Phase 5 Looping and Phase 6 Mainline, on our North Dakota system. These surcharges are cost-of-service based surcharges that are adjusted each year to actual costs and volumes and are not subject to the FERC indexing methodology. The filing increased transportation rates for all crude oil movements on our North Dakota system with a destination of Clearbrook, Minnesota by an average of approximately $0.05 per barrel, to an average of approximately $2.21 per barrel.

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

Effective April 1, 2013, we filed updates to the calculation of the surcharges on the two previously approved expansions, Phase 5 Looping and Phase 6 Mainline, on our North Dakota system. As previously mentioned, these surcharges are cost-of-service based surcharges that are adjusted each year to actual costs and volumes and are not subject to the FERC indexing methodology. This filing increased the average transportation rate for crude oil movements on our North Dakota System by $0.55 per barrel, to an average of approximately $2.06 per barrel.

Effective July 1, 2013, we filed FERC tariffs for our North Dakota and Ozark systems. We increased the rates in compliance with the indexed rate ceilings allowed by the FERC, which incorporates the multiplier of 1.045923 issued by the FERC on May 15, 2013, in Docket No. RM93-11-000.

Bakken system

Effective July 1, 2014, we filed FERC tariff No. 2.1.0 for our Bakken system. The tariff applies to all transportation within the U.S. portion of our Bakken system. We increased the rates in compliance with the indexed rate ceilings allowed by the FERC, which incorporates the multiplier of 1.038858 issued by the FERC on May 14, 2014 in Docket No. RM93-11-000. This filing also included an adjustment for the operating costs charge, which is part of the committed rate structure. The committed rate structure consists of two components – a base committed rate and an operating costs charge. The operating costs charge is a flow-through charge based on throughput. The initial operating costs charge at the in-service date on March 1, 2013 was $0.33, and this filing decreased the operating costs charge to $0.22.

Effective July 1, 2014, we filed FERC tariff No. 3.1.0 for our Bakken system. The tariff applies to all transportation that crosses the international border between the United States and Canada on our Bakken system. This filing was a compliance filing in accordance with Transportation Service Agreements included in the Petition for Declaratory Order filed on August 26, 2010 in Docket No. OR10-19-000.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Discontinued Operations

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08 that changes the criteria and requires expanded disclosures for reporting discontinued operations. This accounting update is effective for annual and interim periods beginning after December 15, 2014, and is to be applied prospectively. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Revenues from Contracts with Customers

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

Going Concern Uncertainties

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

Hybrid Financial Instruments Issued in the Form of a Share

In November 2014, The FASB issued Accounting Standards Update No. 2014-16 with the intent to eliminate the use of different methods in practice in the accounting for hybrid financial instruments issued in the form of a share. The new standard clarifies the evaluation of the economic characteristics and risks of a host contract in these hybrid financial instruments. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements. This accounting update is effective for annual and interim periods beginning after December 15, 2015 and is to be applied on a modified retrospective basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our selection and application of accounting policies is an important process that has developed as our business activities have evolved and as new accounting pronouncements have been issued. Accounting decisions generally involve an interpretation of existing accounting principles and the use of judgment in applying those principles to the specific circumstances existing in our business. We believe the proper implementation and consistent application of all applicable accounting principles is critical. However, not all situations we encounter are specifically addressed in the accounting literature. In such cases, we must use our best judgment to implement accounting policies that clearly and accurately present the substance of these situations. We accomplish this by analyzing similar situations and the accounting guidance governing them and consulting with experts about the appropriate interpretation and application of the accounting literature to these situations.

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

Liquids Revenue Recognition

Revenues of our Liquids segment are primarily derived from two sources, interstate transportation of crude oil and liquid petroleum under tariffs regulated by the FERC and contract storage revenues related to our crude oil storage assets. The tariffs established for our interstate pipelines specify the amounts to be paid by shippers for transportation services we provide between receipt and delivery locations and the general terms and conditions of transportation services on the respective pipeline systems. We recognize revenue upon delivery of products to our customers, when pricing is determinable and collectability is reasonably assured. We recognize contract storage revenues based on contractual terms under which customers pay for the option to use available storage capacity and/or a fee based on storage volumes. We recognize revenues as storage services are rendered, when pricing is determinable and collectability is reasonably assured. In our Liquids segment, we generally do not own the crude oil and liquid petroleum that we transport or store, and therefore, we do not assume significant direct commodity price risk. Some long-term take-or-pay contracts contain make-up-rights. Make-up-rights are granted when minimum volume commitments are not utilized during the period but under certain circumstances can be used to offset overages in future periods, subject to expiration periods. We recognize revenue associated with make-up rights at the earlier of when the make-up volume is shipped, the make-up right expires, or when it is determined that the likelihood that the shipper will utilize the make-up right is remote.

Revenue Recognition and the Estimation of Revenues and Commodity Costs

In general, we recognize revenue when delivery has occurred or services have been rendered, pricing is determinable and collectability is reasonably assured. For our Natural Gas segment, we estimate our current month revenue and commodity costs to permit the timely preparation of our consolidated financial statements. We generally cannot compile actual billing information nor obtain actual vendor invoices within a timeframe that would permit the recording of this actual data before our preparation of the consolidated financial statements. As a result, we record an estimate each month for our operating revenues and commodity costs based on the best available volume and price data for natural gas delivered and received, along with an adjustment of the prior month’s estimate to equal the prior month’s actual data. As a result, there is one month of estimated data recorded in our operating revenues and commodity costs for each period reported. We believe that the assumptions underlying these estimates will not be significantly different from the actual amounts due to the routine nature of these estimates and the consistency of our processes.

In addition, we estimate current month revenues in our liquids segment. We record an estimate each month for our operating revenues based on the best available volume and rate data for crude oil delivered, along with an adjustment of the prior month’s estimate to equal the prior month’s actual data. As a result, there is one month of estimated data recorded in our operating revenues for the years ended December 31, 2014, 2013, and 2012. We believe that the assumptions underlying these estimates are not significantly different from the actual amounts due to the routine nature of these estimates and the stability of our processes.

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

Assessment of Recoverability of Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. At December 31, 2014 and 2013, the carrying amount of goodwill was $246.7 million related to our natural gas business. We test goodwill for impairment annually based on carrying values of our reporting units as of the end of the second quarter, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may be impaired. Impairment occurs when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. We reduce the carrying value of goodwill to its fair value at the time we determine that impairment has occurred.

We do not perform a qualitative assessment of impairment for either of our reporting units. In connection with our quantitative assessments, we primarily use a discounted cash flow analysis to determine the fair values of our reporting units. In addition, we also consider overall market capitalization of our business, cash flow measurement data and other factors. We make critical assumptions that include but are not limited to: (1) projections of future financial performance, which include commodity price and volume assumptions, (2) the expected growth rate of our assets, (3) residual values of the assets, and (4) market weighted average cost of capital.

The critical assumptions used in our analysis as of June 30, 2014 included the following:

1)	A weighted average cost of capital of approximately 6.6%;

2)	A terminal growth rate for our natural gas business of approximately 5.0%;

3)	A capital structure consisting of approximately 50% debt and 50% equity; and

4)	A long-term commodity price forecast using recent pricing information.

Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted, and the fair values of our reporting units were in excess of their carrying values. We have not observed any further events or circumstances subsequent to our analysis that would, more likely than not, reduce the fair value of our reporting units below the carrying amounts as of December 31, 2014. We continue to monitor the impacts of changes in commodity prices and other economic factors on our assumptions.

We believe the assumptions used in our analyses are appropriate and result in reasonable estimates of the fair values of our reporting units. However, the assumptions used are subject to uncertainty, and declines in the future performance or cash flows of our reporting units, decreases to our terminal growth rate assumptions due to changing business conditions, such as commodity prices and drilling, or increases to our weighted average cost of capital assumptions due to changes in credit or equity markets may result in the recognition of impairment charges, which could be significant.

Assessment of Recoverability of Intangible Assets

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

We evaluate the carrying value of our intangible assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of intangible assets, we compare the carrying value to the undiscounted future cash flows we expect the intangible assets or the underlying assets to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the intangible assets, we write the intangible assets down to their fair value.

Fair Value Measurements

We apply the authoritative accounting provisions for measuring fair value to our derivative instruments and disclosures associated with our outstanding commodity activities. We define fair value as the expected price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date.

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

•

Level 2—We include in this category the fair value of assets and liabilities that we measure with either directly or indirectly observable inputs as of the measurement date, where pricing inputs are other than quoted prices in active markets for the identical instrument. This category includes both over-the-counter, or OTC, transactions valued using exchange traded pricing information in addition to assets and liabilities that we value using either models or other valuation methodologies derived from observable market data. These models are primarily industry-standard models that consider various inputs including: (a) quoted prices for assets and liabilities; (b) time value; (c) volatility factors; and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the assets and liabilities, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

•

Level 3—We include in this category the fair value of assets and liabilities that we measure based on prices or valuation techniques that require inputs which are both significant to the fair value measurement and less observable from objective sources (i.e., values supported by lesser volumes of market activity). We may also use these inputs with internally developed methodologies that result in our best estimate of the fair value. Level 3 assets and liabilities primarily include derivative instruments for which we do not have sufficient corroborating market evidence, such as binding broker quotes, to support classifying the asset or liability as Level 2. Additionally, Level 3 valuations may utilize modeled pricing inputs to derive forward valuations, which may include some or all of the following inputs: non-binding broker quotes, time value, volatility, correlation and extrapolation methods.

We record all derivative financial instruments in our consolidated financial statements at fair market value, which we adjust on a recurring basis each period for changes in the fair market value, and refer to as marking to market, or mark-to-market. The fair market value of these derivative financial instruments reflects the estimated amounts that we would pay to transfer a liability or receive to sell an asset in an orderly transaction with market participants to terminate or close the contracts at the reporting date, taking into account the current unrealized losses or gains on open contracts. We apply a mid-market pricing convention, or the “market approach,” to value substantially all of our derivative instruments.

Our assets are adjusted for the non-performance risk of our counterparties using their current credit default swap spread rates. Likewise, in the case of our liabilities, our nonperformance risk is considered in the valuation and is also adjusted using a credit adjustment model incorporating inputs such as credit default swap rates, bond spreads, and default probabilities.

Our credit exposure for over-the-counter derivatives is directly with our counterparty and continues until the maturity or termination of the contracts. As appropriate, valuations are adjusted for various factors such as credit and liquidity considerations. Actively traded external market quotes, data from pricing services and published indices are also used to value our derivative instruments. We may use these inputs along with internally developed methodologies that result in our best estimates of fair value.

Derivative Financial Instruments

Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations and fluctuations in commodity prices of natural gas, NGLs, condensate, crude oil and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL and condensate sales and the corresponding commodity costs of natural gas and natural gas liquids we purchase for processing. We use a variety of derivative financial instruments including futures, forwards, swaps, options and other financial instruments with similar characteristics to create offsetting positions to specific commodity or interest rate exposures.

We record all derivative financial instruments at fair market value in our Consolidated Statements of Financial Position. Price assumptions we use to value our non-qualifying derivative financial instruments can affect net income for each period. We use published market price information where available, or quotations from OTC market makers to find executable bids and offers. We may also use these inputs with internally developed methodologies that result in our best estimate of fair value. The valuations also reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions, including credit risk of our counterparties. The amounts reported in our consolidated financial statements change quarterly as these valuations are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

For those instruments that qualify for hedge accounting, the accounting treatment is dependent on the intended use and designation of each instrument. We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

•	Natural Gas segment commodity-based derivatives—“Commodity costs” and “Commodity sales”

•	Liquids segment commodity-based derivatives—“Transportation and other services” and “Power”

•	Corporate interest rate derivatives—“Interest expense”

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

Qualified Hedges

If a derivative financial instrument qualifies and is designated as a cash flow hedge, which is a hedge of a forecasted transaction or future cash flows, any unrealized mark-to-market gain or loss is deferred in accumulated other comprehensive income, or AOCI, a component of “Partners’ capital” in our consolidated statements of financial position, until the underlying hedged transaction occurs. To the extent that the hedge instrument is effective in offsetting the transaction being hedged, there is no impact to the income statement until the underlying transaction occurs. At inception and on a quarterly basis, we formally assess whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Any ineffective portion of a cash flow hedge’s change in fair market value is recognized each period in earnings. Realized gains and losses on derivative financial instruments that are designated as hedges and qualify for hedge accounting are included in “Commodity costs” for commodity hedges and “Interest expense” for interest rate hedges in our consolidated statements of income in the period in which the hedged transaction occurs. Gains and losses deferred in AOCI related to cash flow hedges for which hedge accounting has been discontinued remain in AOCI until the underlying physical transaction occurs unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

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

Non-Qualified Hedges

Many of our derivative financial instruments qualify for hedge accounting treatment as set forth in the authoritative accounting guidance. However, we have transaction types associated with our commodity derivative financial instruments where the hedge structure does not meet the requirements to apply hedge accounting. As a result, these derivative financial instruments do not qualify for hedge accounting and are referred to as non-qualifying. These non-qualifying derivative financial instruments are marked-to-market each period with the change in fair value, representing unrealized gains and losses, included in “Commodity costs”, “Commodity sales”, “Transportation and other services,” “Power” or “Interest expense” in our Consolidated Statements of Income. These mark-to-market adjustments produce a degree of earnings volatility that can often be significant from period to period, but have no cash flow impact relative to changes in market prices. The cash flow impact occurs when the underlying physical transaction takes place in the future and the associated financial instrument contract settlement is made.

Except for physical power, the underlying physical purchase, storage and sale of the commodity is accounted for on a historical cost or net realizable value basis rather than on the mark-to-market basis we employ for the derivative financial instruments used to mitigate the commodity price risk associated with our storage and transportation assets. This difference in accounting (i.e., the derivative financial instruments are recorded at fair market value while the physical transactions are recorded at the lower of historical or net realizable value) can and has resulted in volatility in our reported net income, even though the economic margin is essentially unchanged from the date the transactions were consummated. Relating to the power purchase agreements, commodity power purchases are immediately consumed as part of pipeline operations and are subsequently recorded as actual power expenses each period.

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

SUBSEQUENT EVENTS

Eaglebine Acquisition

On February 9, 2015, we announced an agreement with New Gulf Resources, LLC, or NGR, to purchase NGR’s midstream business in Leon, Madison and Grimes Counties, Texas for $85.0 million. The acquisition consists of a natural gas gathering system that is currently in operation moving equity and third party production.

Alberta Clipper Drop Down

On January 2, 2015, we closed a transaction, or the Drop Down, pursuant to which we acquired the remaining 66.7% interest in the U.S. segment of the Alberta Clipper Pipeline from our General Partner. The consideration consisted of approximately 18,114,975 units of a new class of limited partner interests designated as Class E units with an aggregate value of $694.0 million issued to the General Partner. In addition, we repaid the borrowings outstanding of $306.0 million on the A1 Term Note owed to the General Partner.

In connection with the closing of the Drop Down, we amended and restated the partnership agreement of the OLP, to, among other things, reflect the transfer by the General Partner to us of the Series AC units of the OLP, which represent limited partner interest in the OLP that relate to the U.S. Alberta Clipper assets of the OLP. In addition, we amended and restated our partnership agreement which among other things, provides for the issuance of and sets forth the rights, preferences and obligations of the Class E units.

The Class E units are entitled to the same distributions as the Partnership’s Class A common units held by the public and are convertible into Class A common units on a one-for-one basis at the General Partner’s option. The Class E units are not entitled to distributions with respect to the quarter ended December 31, 2014. The Class E units are redeemable at our option after 30 years, if not earlier converted by the General Partner. The Class E units have a liquidation preference equal to their notional value at December 23, 2014 of $38.31 per unit, which was determined based on the trailing five-day volume-weighted average price of our Class A common units as of that date, which was the date on which we and the General Partner entered into a contribution agreement setting forth the terms of the Drop Down.

If the aggregate EBITDA, attributable to the Series AC interest in the OLP for calendar years 2015 and 2016 is less than $265.9 million, then 1,305,142 of the Class E units will be cancelled by us effective as of June 15, 2017 for no consideration and will no longer be deemed outstanding for any purposes under our partnership agreement.

In addition, during each taxable year during the period from January 1, 2015 through December 31, 2037 in which a majority of the Class E units issued on the closing date of the Drop Down remain outstanding, holders of Class A common units, Class B common units and Class D units of the Partnership (including those held by the General Partner) will be specially allocated items of gross income that would otherwise be allocated to holders of Class E units, to the extent that such an amount of gross income exists, in an annual amount equal to $40 million. The annual amount of such allocation will be reduced to $20 million for each taxable year beginning after December 31, 2037.

Distribution to Partners

On January 29, 2015, the board of directors of Enbridge Management declared a distribution payable to our partners on February 13, 2015. The distribution was paid to unitholders of record as of February 6, 2015, of our available cash of $233.9 million at December 31, 2014, or $0.57 per limited partner unit. Of this distribution, $194.2 million was paid in cash, $38.9 million was distributed in i-units to our i-unitholder and $0.8 million was retained from our General Partner in respect of the i-unit distribution to maintain its 2% general partner interest.

Distribution to Series AC Interests

On January 29, 2015, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP declared a final distribution payable to the holders of the Series AC general and limited partner interests. The OLP paid $27.5 million to the noncontrolling interest in the Series AC, while $13.7 million was paid to us.

Distribution to Series EA Interests

On January 29, 2015, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and a holder of the Series EA interests, declared a distribution payable to the holders of the Series EA general and limited partner interests. The OLP paid $67.0 million to the noncontrolling interest in the Series EA, while $22.3 million was paid to us.

Distribution to Series ME Interests

On January 29, 2015, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and a holder of the Series ME interests, declared a distribution payable to the holders of the Series ME general and limited partner interests. The OLP paid $5.2 million to the noncontrolling interest in the Series ME, while $1.8 million was paid to us.

Distribution from MEP

On January 28, 2015, the board of directors of Midcoast Holdings, L.L.C., acting in its capacity as the general partner of MEP, declared a cash distribution payable to their partners on February 13, 2015. The distribution was paid to unitholders of record as of February 6, 2015, of MEP’s available cash of $15.8 million at December 31, 2014, or $0.3425 per limited partner unit. MEP paid $7.3 million to their public Class A common unitholders, while $8.5 million in the aggregate was paid to us with respect to our Class A common units, subordinated units and to Midcoast Holdings, L.L.C. with respect to its general partner interest.

Midcoast Operating Distribution

On January 28, 2015, the general partner of Midcoast Operating, acting in its capacity as the general partner of Midcoast Operating, declared a cash distribution by Midcoast Operating payable to its partners of record as of February 6, 2015. Midcoast Operating paid $19.8 million to us and $21.1 million to MEP.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

We utilize both fixed and variable interest rate debt and are exposed to market risk resulting from the variable interest rates on our Credit Facility. To the extent that we frequently issue and re-issue commercial paper at short-term interest rates and have amounts drawn under our Credit Facility at floating rates of interest, our earnings and cash flows are exposed to changes in interest rates. This exposure is managed through periodically refinancing floating-rate bank debt with long-term fixed rate debt and through the use of interest rate derivative financial instruments including futures, forwards, swaps, options and other financial instruments with similar characteristics. We do not have any material exposure to movements in foreign exchange rates as virtually all of our revenues and expenses are denominated in USD. To the extent that a material foreign exchange exposure arises, we intend to hedge such exposure using derivative financial instruments.

The following table presents the principal cash flows and related weighted average interest rates by expected maturity dates along with the carrying values and fair values of our third-party debt obligations as of December 31, 2014 and 2013.

	December 31, 2014
	Average Interest Rate	Expected Maturity of Carrying Amounts by Fiscal Year								December 31, 2013
		2015	2016	2017	2018	2019	Thereafter	Total	Fair Value	Carrying Amount	Fair Value
		(dollars in millions)
Liabilities
Fixed Rate:
Senior Notes due 2014	5.350%	$—	$—	$—	$—	$—	$—	$—	$—	$200.0	$210.0
Senior Notes due 2016	5.875%	$—	$299.9	$—	$—	$—	$—	$299.9	$323.6	$299.9	$335.0
Senior Notes due 2018	7.000%	$—	$—	$—	$99.9	$—	$—	$99.9	$115.6	$99.9	$118.6
Senior Notes due 2018	6.500%	$—	$—	$—	$399.4	$—	$—	$399.4	$450.9	$399.1	$464.5
Senior Notes due 2019	9.875%	$—	$—	$—	$—	$500.0	$—	$500.0	$639.3	$500.0	$663.9
Senior Notes due 2020	5.200%	$—	$—	$—	$—	$—	$499.9	$499.9	$546.5	$499.9	$544.8
Senior Notes due 2021	4.200%	$—	$—	$—	$—	$—	$599.1	$599.1	$616.2	$599.1	$599.7
Senior Notes due 2028	7.125%	$—	$—	$—	$—	$—	$99.8	$99.8	$127.6	$99.8	$121.9
Senior Notes due 2033	5.950%	$—	$—	$—	$—	$—	$199.8	$199.8	$230.0	$199.8	$214.4
Senior Notes due 2034	6.300%	$—	$—	$—	$—	$—	$99.8	$99.8	$119.2	$99.8	$110.9
Senior Notes due 2038	7.500%	$—	$—	$—	$—	$—	$399.1	$399.1	$541.8	$399.0	$503.4
Senior Notes due 2040	5.500%	$—	$—	$—	$—	$—	$546.5	$546.5	$580.8	$546.4	$531.0
Junior subordinated notes due 2067	8.050%	$—	$—	$—	$—	$—	$399.7	$399.7	$436.6	$399.7	$446.4
MEP debt obligations:
MEP Credit Agreement	3.200%	$—	$—	$360.0	$—	$—	$—	$360.0	$—	$—	$—
Series A Senior Notes due 2019	3.560%	$—	$—	$—	$—	$75.0	$—	$75.0	$72.6	$—	$—
Series A Senior Notes due 2021	4.040%	$—	$—	$—	$—	$—	$175.0	$175.0	$167.2	$—	$—
Series A Senior Notes due 2024	4.420%	$—	$—	$—	$—	$—	$150.0	$150.0	$144.8	$—	$—
Variable Rate:
Credit Facilities	1.293%	$—	$650.0	$—	$510.0	$—	$—	$1,160.0	$1,160.0	$335.0	$335.0
Commercial Paper	0.503%	$—	$—	$—	$612.3	$—	$—	$612.3	$612.3	$300.0	$300.0

Total Debt		$—	$949.9	$360.0	$1,621.6	$575.0	$3,168.7	$6,675.2	$6,885.0	$4,977.4	$5,499.5

Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations. Our interest rate risk exposure does not exist within any of our segments, but exists at the corporate level where our fixed and variable rate debt obligations are issued. We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in interest rates, as well as to reduce volatility to our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating.

The table below provides information about our derivative financial instruments that we use to hedge the interest payments on our variable rate debt obligations that are sensitive to changes in interest rates and to lock in the interest rate on anticipated issuances of debt in the future. For interest rate swaps, the table presents notional amounts, the rates charged on the underlying notional amounts and weighted average interest rates paid by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2014.

Date of Maturity & Contract Type	Accounting Treatment	Notional	Average Fixed Rate(1)	Fair Value(2) December 31,
				2014	2013(3)
		(dollars in millions)
Contracts maturing in 2015
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$510	1.53%	$(0.2)	$(6.8)

Contracts maturing in 2016
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$90	0.55%	$(0.1)	$—

Contracts maturing in 2017
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$450	2.21%	$(12.9)	$(13.8)

Contracts maturing in 2018
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$810	2.24%	$(1.3)	$3.3

Contracts maturing in 2019
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$620	2.96%	$(3.3)	$—

Contracts settling prior to maturity
2015—Pre-issuance Hedges	Cash Flow Hedge	$1,000	5.48%	$(258.3)	$—
2016—Pre-issuance Hedges	Cash Flow Hedge	$500	4.21%	$(63.4)	$60.8
2017—Pre-issuance Hedges	Cash Flow Hedge	$500	3.69%	$(36.0)	—
2018—Pre-issuance Hedges	Cash Flow Hedge	$350	3.08%	$(4.9)	—

(1)	Interest rate derivative contracts are based on the one-month or three-month LIBOR.

(2)

The fair value is determined from quoted market prices at December 31, 2014 and 2013, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $37.4 million of gains at December 31, 2014 and $7.1 million of losses at December 31, 2013.

(3)	Includes $16.7 million of cash collateral at December 31, 2013.

	Notional Amount	2015	2016	2017	2018	2019	Thereafter	Total(1)
	(in millions)
Interest Rate Derivatives
Interest Rate Swaps:
Floating to Fixed	$2,480.0	$(7.4)	$(5.2)	$(1.8)	$(2.6)	$(0.8)	$—	$(17.8)
Pre-issuance hedges	$2,350.0	(258.3)	(63.4)	(36.0)	(4.9)	—	—	(362.6)

		$(265.7)	$(68.6)	$(37.8)	$(7.5)	$(0.8)	$—	$(380.4)

(1)	Fair values exclude credit adjustments of approximately $37.4 million of gains at December 31, 2014.

COMMODITY PRICE RISK

Our net income and cash flows are subject to volatility stemming from fluctuations in commodity prices of natural gas, NGLs, condensate and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL sales and the corresponding commodity costs of natural gas and natural gas liquids we purchase for processing. Our exposure to commodity price risk exists within our Natural Gas segment. We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in commodity prices as well as to reduce volatility to our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices.

	At December 31, 2014						At December 31, 2013
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
Portion of contracts maturing in 2015
Swaps
Receive variable/pay fixed	Natural Gas	896,915	$2.94	$3.67	$—	$(0.7)	$—	$—
	NGL	225,850	$35.24	$65.37	$—	$(6.8)	$—	$—
	Crude Oil	912,250	$56.73	$86.82	$—	$(27.4)	$—	$—
Receive fixed/pay variable	Natural Gas	3,645,440	$3.95	$2.93	$3.7	$—	$—	$—
	NGL	1,980,850	$46.91	$27.11	$39.2	$—	$1.5	$(1.1)
	Crude Oil	1,759,415	$93.79	$56.75	$65.0	$—	$8.3	$—
Receive variable/pay variable	Natural Gas	59,606,800	$2.89	$2.89	$1.5	$(1.7)	$0.1	$—
Physical Contracts
Receive variable/pay fixed	Natural Gas	232,400	$3.09	$2.99	$—	$—	$—	$—
	NGL	206,300	$22.54	$39.95	$—	$(3.6)	$—	$—
	Crude Oil	11,300	$53.44	$56.27	$—	$—	$—	$—
Receive fixed/pay variable	Natural Gas	290,114	$3.02	$3.18	$—	$—	$—	$—
	NGL	1,042,921	$44.60	$25.58	$19.8	$—	$—	$—
	Crude Oil	65,000	$62.46	$54.00	$0.5	$—	$—	$—
Receive variable/pay variable	Natural Gas	148,689,068	$2.95	$2.95	$2.2	$(1.0)	$0.5	$(0.1)
	NGL	7,221,805	$22.68	$22.30	$3.7	$(1.0)	$—	$—
	Crude Oil	558,553	$50.57	$53.07	$0.3	$(1.7)	$—	$—
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	181,435	$3.15	$3.85	$—	$(0.1)	$—	$—
	Crude Oil	415,950	$62.96	$82.69	$—	$(8.1)	$—	$—
Receive fixed/pay variable	Natural Gas	75,000	$3.48	$3.52	$—	$—	$—	$—
	NGL	823,500	$39.64	$28.18	$9.3	$—	$—	$—
	Crude Oil	415,950	$85.08	$62.96	$9.1	$—	$0.7	$—
Receive variable/pay variable	Natural Gas	20,587,000	$3.30	$3.29	$0.5	$(0.3)	$—	$—
Physical Contracts
Receive fixed/pay variable	NGL	1,788	$28.67	$25.71	$—	$—	$—	$—
Receive variable/pay variable	Natural Gas	34,834,479	$3.40	$3.39	$0.7	$(0.4)	$0.1	$—
Portion of contracts maturing in 2017
Swaps
Receive fixed/pay variable	NGL	365,000	$24.78	$22.79	$0.7	$—	$—	$—
	Crude Oil	365,000	$69.35	$66.97	$0.8	$—	$—	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	14,909,743	$3.77	$3.76	$0.2	$(0.1)	$—	$—
Portion of contracts maturing in 2018
Swaps
Receive variable/pay variable	Natural Gas	900,000	$4.03	$4.03	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.

(2)	Weighted average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGL and crude oil.

(3)

The fair value is determined based on quoted market prices at December 31, 2014 and 2013 discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $0.5 million of losses and $0.1 million of gains at December 31, 2014 and 2013, respectively, and cash collateral received.

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at December 31, 2014 and 2013.

	At December 31, 2014						At December 31, 2013
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value
					Asset	Liability	Asset	Liability
Portion of option contracts maturing in 2015
Puts (purchased)	Natural Gas	4,015,000	$3.90	$3.03	$3.8	$—	$1.7	$—
	NGL	2,254,500	$43.41	$26.09	$40.2	$—	$6.0	$—
	Crude Oil	730,000	$81.56	$56.78	$18.8	$—	$1.8	$—
Calls (written)	Natural Gas	1,277,500	$5.05	$3.03	$—	$—	$—	$(0.3)
	NGL	1,433,250	$45.74	$25.97	$—	$(0.6)	$—	$(1.0)
	Crude Oil	730,000	$88.39	$56.78	$—	$(0.4)	$—	$(1.9)
Puts (written)	Natural Gas	4,015,000	$3.90	$3.02	$—	$(3.8)	$—	$—
Calls (purchased)	Natural Gas	1,277,500	$5.05	$3.03	$—	$—	$—	$—
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	1,647,000	$3.75	$3.46	$1.0	$—	$—	$—
	NGL	2,836,500	$39.24	$27.03	$39.3	$—	$—	$—
	Crude Oil	805,200	$75.91	$63.21	$14.7	$—	$—	$—
Calls (written)	Natural Gas	1,647,000	$4.98	$3.46	$—	$(0.1)	$—	$—
	NGL	2,836,500	$45.14	$27.03	$—	$(3.2)	$—	$—
	Crude Oil	805,200	$86.68	$63.34	$—	$(2.7)	$—	$—
Puts (written)	Natural Gas	1,647,000	$3.75	$3.46	$—	$(1.0)	$—	$—
Calls (purchased)	Natural Gas	1,647,000	$4.98	$3.46	$0.1	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	365,000	$23.10	$22.79	$1.2	$—	$—	$—
	Crude Oil	365,000	$66.00	$66.97	$4.1	$—	$—	$—
Calls (written)	NGL	365,000	$26.15	$22.79	$—	$(0.7)	$—	$—
	Crude Oil	365,000	$74.00	$66.97	$—	$(3.3)	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.

(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.

(3)

The fair value is determined based on quoted market prices at December 31, 2014 and 2013, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $0.7 million of losses at December 31, 2014 and cash collateral received.

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

In accordance with the applicable authoritative accounting guidance, if a derivative financial instrument does not qualify as a cash flow hedge, or is not designated as a cash flow hedge, the derivative is marked-to-market each period with the increases and decreases in fair market value recorded in our consolidated statements of income as increases and decreases in “Commodity sales,” “Transportation and other services,” “Commodity costs” and “Power” for our commodity-based derivatives and “Interest expense” for our interest rate derivatives. Cash flow is only impacted to the extent the actual derivative contract is settled by making or receiving a payment to or from the counterparty or by making or receiving a payment for entering into a contract that exactly offsets the original derivative contract. Typically, we settle our derivative contracts when the physical transaction that underlies the derivative financial instrument occurs.

If a derivative financial instrument qualifies and is designated as a cash flow hedge, which is a hedge of a forecasted transaction or future cash flows, any unrealized mark-to-market gain or loss is deferred in AOCI, a component of “Partners’ capital” in our consolidated statements of financial position, until the underlying hedged transaction occurs. To the extent that the hedge instrument is effective in offsetting the transaction being hedged, there is no impact to the income statement until the underlying transaction occurs. At inception and on a quarterly basis, we formally assess whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Any ineffective portion of a cash flow hedge’s change in fair market value is recognized each period in earnings. Realized gains and losses on derivative financial instruments that are designated as hedges and qualify for hedge accounting are included in “Commodity costs” for commodity hedges and “Interest expense” for interest rate hedges in our consolidated statements of income in the period in which the hedged transaction occurs. Gains and losses deferred in AOCI related to cash flow hedges for which hedge accounting has been discontinued remain in AOCI until the underlying physical transaction occurs unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. Generally, our preference is for our derivative financial instruments to receive hedge accounting treatment whenever possible to mitigate the non-cash earnings volatility that arises from recording the changes in fair value of our derivative financial instruments through earnings. To qualify for cash flow hedge accounting treatment as set forth in the authoritative accounting guidance, very specific requirements must be met in terms of hedge structure, hedge objective and hedge documentation.

Non-Qualified Hedges

Many of our derivative financial instruments qualify for hedge accounting treatment as set forth in the authoritative accounting guidance. However, we have transaction types associated with our commodity derivative financial instruments where the hedge structure does not meet the requirements to apply hedge accounting. As a result, these derivative financial instruments do not qualify for hedge accounting and are referred to as non-qualifying. These non-qualifying derivative financial instruments are marked-to-market each period with the change in fair value, representing unrealized gains and losses, included in “Commodity costs,” “Commodity sales,” “Transportation and other services,” “Power” or “Interest expense” in our consolidated statements of income. These mark-to-market adjustments produce a degree of earnings volatility that can often be significant from period to period, but have no cash flow impact relative to changes in market prices. The cash flow impact occurs when the underlying physical transaction takes place in the future and the associated financial instrument contract settlement is made.

Except for physical power, the underlying physical purchase, storage and sale of the commodity is accounted for on a historical cost or net realizable value basis rather than on the mark-to-market basis we employ for the derivative financial instruments used to mitigate the commodity price risk associated with our storage and transportation assets. This difference in accounting (i.e., the derivative financial instruments are recorded at fair market value while the physical transactions are recorded at the lower of historical or net realizable value) can and has resulted in volatility in our reported net income, even though the economic margin is essentially unchanged from the date the transactions were consummated. Relating to the power purchase agreements, commodity power purchases are immediately consumed as part of pipeline operations and are subsequently recorded as actual power expenses each period.

We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

•	Liquids segment commodity-based derivatives—“Transportation and other services” and “Power”

•	Natural Gas segment commodity-based derivatives—“Commodity costs” and “Commodity sales”

•	Corporate interest rate derivatives—“Interest expense”

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	December 31,
	2014	2013
	(in millions)
Other current assets	$185.5	$21.2
Other assets, net	93.3	74.4
Accounts payable and other(1)	(315.4)	(172.0)
Other long-term liabilities	(124.6)	(12.3)
Due from general partner and affiliates	0.3	—

	$(160.9)	$(88.7)

(1)	Includes $28.4 million of cash collateral at December 31, 2014, and $16.7 million of cash collateral at December 31, 2013.

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

Also included in AOCI are unrecognized losses of approximately $28.4 million associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated. These losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings. During the years ended December 31, 2014 and 2013, unrealized commodity hedge losses of $0.2 million and gains of $1.7 million, respectively, were de-designated as a result of the hedges no longer meeting hedge accounting criteria. We estimate that approximately $219.9 million, representing unrealized net losses from our cash flow hedging activities based on pricing and positions at December 31, 2014, will be reclassified from AOCI to earnings during the next 12 months.

In September 2014, we amended the maturity date on certain interest rate hedges of future debt issuances that were originally set to mature in 2014 and 2016 to better reflect the expected timing of future debt issuances. The ineffective portion of the hedges fair value in relation to the hedged future debt issuances is recognized in income at the amendment date and each quarter end. For the year ended December 31, 2014, we recognized in interest expense unrealized losses for hedge ineffectiveness of approximately $100.6 million associated with interest rate hedges that were originally set to mature in 2014 and 2016.

During the first quarter 2014, it was determined that a portion of forecasted short term debt transactions were not expected to occur, due to changing funding requirements. Since we will require less short-term debt than previously forecasted, we terminated several of our existing interest rate hedges used to lock-in interest rates on our short-term debt issuances as these hedges no longer met the cash flow hedging requirements. These terminations resulted in realized losses of $0.8 million for the year ended December 31, 2013.

During the year ended December 31, 2013 it was determined that a portion of forecasted short term debt transactions were not expected to occur, due to changing funding requirements. Since we required less short term debt than previously forecasted, we terminated several of our existing interest rate hedges used to lock-in interest rates on our short-term debt issuances as these hedges no longer met the cash flow hedging requirements. These terminations resulted in realized losses of $5.3 million of additional interest expense for the year ended December 31, 2013.

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

	December 31,
	2014	2013
	(in millions)
Counterparty Credit Quality(1)
AAA	$0.1	$0.3
AA(2)	(49.8)	(49.7)
A(3)	(129.1)	(40.1)
Lower than A	17.9	0.8

	$(160.9)	$(88.7)

(1)	As determined by nationally-recognized statistical ratings organizations.

(2)	Includes $28.4 million of cash collateral at December 31, 2014.

(3)	Includes $16.7 million of cash collateral at December 31, 2013.

As the net value of our derivative financial instruments has decreased in response to changes in interest rates, our outstanding financial exposure to third parties has also decreased. When credit thresholds are met pursuant to the terms of our ISDA®, financial contracts, we have the right to require collateral from our counterparties. We include any cash collateral received in the balances listed above. As of December 31, 2014 we are holding $28.4 million in cash collateral on our asset exposures. As of December 31, 2013, we held $16.7 million in cash collateral on our asset exposures. Cash collateral is classified as “Restricted cash” in our consolidated statements of financial position. When we are in a position of posting collateral to cover our counterparties’ exposure to our non-performance, the collateral is provided through letters of credit, which are not reflected above.

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

In the event that our credit ratings were to decline to the lowest level of investment grade, as determined by Standard & Poor’s and Moody’s, we would be required to provide additional amounts under our existing letters of credit to meet the requirements of our ISDA® agreements. For example, if our credit ratings had been at the lowest level of investment grade at December 31, 2014 we would have been required to provide additional letters of credit in the amount of $50.6 million.

At December 31, 2014 and 2013, we had credit concentrations in the following industry sectors, as presented below:

	December 31,
	2014	2013
	(in millions)
United States financial institutions and investment banking entities(1)	$(147.1)	$(85.0)
Non-United States financial institutions(2)	(54.2)	0.8
Other	40.4	(4.5)

	$(160.9)	$(88.7)

(1)	Includes $28.4 million of cash collateral at December 31, 2014.

(2)	Includes $16.7 million of cash collateral at December 31, 2013.

As of December 31, 2014, we have provided letters of credit totaling $329.6 million and $76.1 million relating to our liability exposures pursuant to the margin thresholds in effect at December 31, 2014 and 2013, respectively, under our ISDA® agreements

Qualitative Information about Level 3 Fair Value Measurements

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

Quantitative Information About Level 3 Fair Value Measurements

	Fair Value at December 31,				Range(1)
			Valuation	Unobservable			Weighted
Contract Type	2014(2)		Technique	Input	Lowest	Highest	Average	Units
Commodity Contracts—Financial	(in millions	)
Natural Gas	$0.6		Market Approach	Forward Gas Price	2.55	3.72	3.04	MMBtu
NGLs	$42.1		Market Approach	Forward NGL Price	0.48	1.14	0.64	Gal
Commodity Contracts—Physical
Natural Gas	$1.5		Market Approach	Forward Gas Price	1.55	4.08	3.08	MMBtu
Crude Oil	$(0.9)		Market Approach	Forward Crude Price	49.57	55.60	53.51	Bbl
NGLs	$18.9		Market Approach	Forward NGL Price	0.06	1.21	0.54	Gal
Commodity Options
Natural Gas, Crude and NGLs	$106.7		Option Model	Option Volatility	19%	94%	36%

Total Fair Value	$168.9

(1)	Prices are in dollars per MMBtu for Natural Gas, Gal for NGLs, Bbl for Crude Oil and MWh for Power.

(2)	Fair values are presented in millions of dollars and include credit valuation adjustments of approximately $1.0 million of losses.

Quantitative Information About Level 3 Fair Value Measurements

	Fair Value at December 31,			Range(1)
		Valuation	Unobservable			Weighted
Contract Type	2013(2)	Technique	Input	Lowest	Highest	Average	Units
Commodity Contracts—Financial	(in millions )
Natural Gas	$—	Market Approach	Forward Gas Price	3.64	4.41	4.14	MMBtu
NGLs	$(6.9)	Market Approach	Forward NGL Price	1.00	2.13	1.38	Gal
Commodity Contracts—Physical
Natural Gas	$1.1	Market Approach	Forward Gas Price	3.36	4.82	4.15	MMBtu
Crude Oil	$(0.5)	Market Approach	Forward Crude Price	86.37	103.04	97.24	Bbl
NGLs	$(0.1)	Market Approach	Forward NGL Price	0.02	2.19	0.95	Gal
Power	$(0.7)	Market Approach	Forward Power Price	32.40	38.98	35.07	MWh
Commodity Options
Natural Gas, Crude and NGLs	$8.4	Option Model	Option Volatility	18%	44%	28%

Total Fair Value	$1.3

(1)	Prices are in dollars per MMBtu for Natural Gas, Gal for NGLs, Bbl for Crude Oil and MWh for Power.

(2)	Fair values are presented in millions and include credit valuation adjustments of approximately $0.1 million of gains.

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

Report of Independent Registered Public Accounting Firm

To the Partners of Enbridge Energy Partners, L.P.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, of comprehensive income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A of the Partnership’s 2014 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas

February 17, 2015

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2014	2013	2012
	(in millions, except per unit amounts)
Operating revenues:
Commodity sales (Note 14)	$5,487.8	$5,155.4	$4,724.3
Commodity sales—affiliate (Note 12)	206.1	213.1	396.2
Transportation and other services (Note 14)	2,191.8	1,690.0	1,552.0
Transportation and other services—affiliate (Note 12)	79.0	58.6	33.6

	7,964.7	7,117.1	6,706.1

Operating expenses:
Commodity costs (Notes 6 and 14)	5,026.7	4,829.4	4,282.2
Commodity costs—affiliate (Note 12)	119.2	119.5	287.9
Environmental costs, net of recoveries (Note 13)	97.3	273.7	(91.3)
Operating and administrative (Notes 7 and 13)	478.0	480.8	418.8
Operating and administrative—affiliate (Note 12)	472.0	437.6	421.7
Power (Note 14)	226.6	147.7	148.8
Depreciation and amortization (Note 7)	458.2	388.0	344.8

	6,878.0	6,676.7	5,812.9

Operating income	1,086.7	440.4	893.2
Interest expense, net (Notes 10 and 14)	403.2	320.4	345.0
Allowance for equity used during construction (Note 17)	57.2	43.1	11.2
Other income (expense) (Notes 13 and 17)	8.9	16.0	(1.2)

Income before income tax expense	749.6	179.1	558.2
Income tax expense (Note 15)	9.6	18.7	8.1

Net income	740.0	160.4	550.1
Less: Net income attributable to:
Noncontrolling interest (Note 12)	263.3	88.3	57.0
Series 1 preferred unit distributions	90.0	58.2	—
Accretion of discount on Series 1 preferred units	14.9	9.2	—

Net income attributable to general and limited partner ownership interest in Enbridge Energy Partners, L.P.	$371.8	$4.7	$493.1

Net income (loss) allocable to common units and i-units	$218.4	$(122.7)	$369.2

Net income (loss) per common unit and i-unit (basic) (Note 4)	$0.67	$(0.39)	$1.27

Weighted average common units and i-units outstanding (basic)	328.2	316.2	290.6

Net income (loss) per common unit and i-unit (diluted) (Note 4)	$0.67	$(0.39)	$1.27

Weighted average common units and i-units outstanding (diluted)	328.2	316.2	290.6

Cash distributions paid per limited partner unit outstanding	$2.20	$2.17	$2.15

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Net income	$740.0	$160.4	$550.1
Other comprehensive income (loss), net of tax expense of $0.2, $0.0, and $0.2, respectively (Note 14)	(127.7)	243.9	(4.0)

Comprehensive income	612.3	404.3	546.1
Less: Comprehensive income attributable to:
Noncontrolling interest (Note 12)	263.3	88.3	57.0
Series 1 preferred unit distributions	90.0	58.2	—
Accretion of discount on Series 1 preferred units	14.9	9.2	—
Other comprehensive income (loss) allocated to noncontrolling interest	7.1	(0.9)	—

Comprehensive income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$237.0	$247.7	$489.1

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Cash provided by operating activities:
Net income	$740.0	$160.4	$550.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (Note 7)	458.2	388.0	344.8
Derivative fair value net (gains) losses (Note 14)	(72.0)	28.6	18.5
Inventory market price adjustments (Note 6)	11.4	3.4	9.8
Asset impairment charges (Note 7)	15.6	—	—
Environmental costs, net of recoveries (Note 13)	82.2	308.1	72.6
Distributions from investments in joint ventures (Note 12)	12.2	—	—
Equity earnings from investments in joint ventures (Note 12)	(13.2)	—	—
Deferred income taxes (Note 15)	4.1	14.5	0.1
State income taxes	3.7	8.4	—
Allowance for equity used during construction (Note 17)	(57.2)	(43.1)	(11.2)
Amortization of debt issuance and hedging costs	9.4	10.5	12.7
Gain on sale of assets	—	(17.1)	—
Other	7.3	(3.9)	1.4
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	1.7	125.0	42.7
Due from General Partner and affiliates	0.7	(12.6)	(3.1)
Accrued receivables	(50.1)	286.1	(61.8)
Inventory (Note 6)	(10.7)	(21.2)	11.1
Current and long-term other assets (Note 14)	(47.1)	(24.1)	(7.3)
Due to General Partner and affiliates (Note 12)	22.4	79.1	(12.5)
Accounts payable and other (Notes 5 and 14)	(101.1)	85.1	(8.6)
Environmental liabilities (Note 13)	(143.1)	(174.9)	(100.3)
Accrued purchases	(89.9)	13.8	(19.1)
Interest payable	6.6	4.3	(0.9)
Property and other taxes payable	26.1	(0.7)	12.0
Settlement of interest rate derivatives (Note 14)	(0.4)	(5.3)	—

Net cash provided by operating activities	816.8	1,212.4	851.0

Cash used in investing activities:
Additions to property, plant and equipment (Notes 7 and 18)	(2,933.6)	(2,409.9)	(1,739.9)
Changes in restricted cash (Note 12)	(27.6)	(69.4)	—
Asset acquisitions	(0.2)	(0.9)	—
Proceeds from the sale of net assets	—	44.7	9.5
Investment in joint venture (Note 12)	(36.7)	(188.6)	(168.5)
Distributions from investments in joint ventures in excess of cumulative earnings	27.8	—	—
Other	(6.3)	(18.8)	(7.7)

Net cash used in investing activities	(2,976.6)	(2,642.9)	(1,906.6)

Cash provided by financing activities:
Net proceeds from Series 1 preferred unit issuance (Note 11)	—	1,199.2	—
Net proceeds from unit issuances (Note 11)	—	519.3	457.0
Distributions to partners (Note 11)	(727.9)	(708.9)	(660.3)
Repayments to General Partner (Note 12)	(12.0)	(12.0)	(12.0)
Proceeds from long-term debt, net of discounts (Note 10)	398.1	—	—
Repayments on long-term debt (Note 10)	(200.0)	(200.0)	(100.0)
Net proceeds under credit facilities (Note 10)	1,185.0	335.0	—
Net commercial paper borrowings (repayments) (Note 10)	312.1	(859.9)	884.9
Contribution from noncontrolling interest (Notes 11 and 12)	1,391.6	1,148.5	350.9
Distributions to noncontrolling interest (Notes 11 and 12)	(154.0)	(53.8)	(59.9)

Net cash provided by financing activities	2,192.9	1,367.4	860.6

Net increase (decrease) in cash and cash equivalents	33.1	(63.1)	(195.0)
Cash and cash equivalents at beginning of year	164.8	227.9	422.9

Cash and cash equivalents at end of period	$197.9	$164.8	$227.9

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2014	2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$197.9	$164.8
Restricted cash (Notes 12 and 14)	97.0	69.4
Receivables, trade and other, net of allowance for doubtful accounts of $1.8 and $0.5 in 2014 and 2013, respectively (Notes 2 and 12)	46.2	49.4
Due from General Partner and affiliates	41.4	40.5
Accrued receivables	260.3	210.2
Inventory (Note 6)	94.2	94.9
Other current assets (Note 14)	218.4	47.6

	955.4	676.8
Property, plant and equipment, net (Notes 7, 12 and 17)	15,692.7	13,176.8
Goodwill (Note 8)	246.7	246.7
Intangible assets, net (Note 9)	254.8	263.2
Other assets, net (Note 14)	597.3	538.0

	$17,746.9	$14,901.5

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Due to General Partner and affiliates (Note 12)	$143.7	$121.4
Accounts payable and other (Notes 5, 14 and 17)	777.7	822.0
Environmental liabilities (Note 13)	141.7	233.7
Accrued purchases	375.7	465.6
Property and other taxes payable (Note 15)	96.5	70.7
Interest payable	74.6	68.0
Note payable to General Partner (Note 12)	306.0	12.0
Current maturities of long-term debt (Note 10)	—	200.0

	1,915.9	1,993.4
Long-term debt (Note 10)	6,675.2	4,777.4
Loans from General Partner and affiliate (Note 12)	—	306.0
Due to General Partner and affiliates (Note 12)	148.3	58.2
Other long-term liabilities (Notes 13, 14, and 15)	278.1	69.1

	9,017.5	7,204.1

Commitments and contingencies (Note 13)
Partners’ capital (Notes 11 and 12):
Series 1 preferred units (48,000,000 authorized and issued at December 31, 2014 and 2013)	1,175.6	1,160.7
Class D units (66,100,000 authorized and issued at December 31, 2014)	2,516.8	—
Class A common units (254,208,428 authorized and issued at December 31, 2014 and 2013)	235.5	2,979.0
Class B common units (7,825,500 authorized and issued at December 31, 2014 and 2013)	—	65.3
i-units (68,305,187 and 63,743,099 authorized and issued at December 31, 2014 and December 31, 2013, respectively)	712.6	1,291.9
Incentive distribution units (1,000 authorized and issued at December 31, 2014)	493.0	—
General Partner	198.3	301.5
Accumulated other comprehensive loss (Note 14)	(211.4)	(76.6)

Total Enbridge Energy Partners, L.P. partners’ capital	5,120.4	5,721.8
Noncontrolling interest (Note 12)	3,609.0	1,975.6

Total partners’ capital	8,729.4	7,697.4

	$17,746.9	$14,901.5

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL

	For the year ended December 31,
	2014		2013		2012
	Units	Amount	Units	Amount	Units	Amount
	(in millions, except unit amounts)
Series 1 preferred units:
Beginning balance	48,000,000	$1,160.7	—	$—	—	$—
Allocation of proceeds and issuance costs from unit issuances	—	—	48,000,000	1,199.2	—	—
Net income allocation	—	90.0	—	58.2	—	—
Distributions payable	—	(90.0)	—	(58.2)	—	—
Accretion of discount on preferred units	—	14.9	—	9.2	—	—
Beneficial conversion feature of preferred units	—	—	—	(47.7)	—	—

Ending balance	48,000,000	1,175.6	48,000,000	1,160.7	—	—

Class D units:
Beginning balance	—	—	—	—	—	—
Net income allocation	—	106.5	—	—	—	—
Equity restructuring fair value allocation	66,100,000	2,480.1	—	—	—	—
Distributions	—	(69.8)	—	—	—	—

Ending balance	66,100,000	2,516.8	—	—	—	—

Class A common units:
Beginning balance	254,208,428	2,979.0	254,208,428	3,590.2	238,043,964	3,386.7
Net income (loss) allocation	—	165.8	—	(96.3)	—	306.2
Allocation of proceeds and issuance costs from unit issuances	—	—	—	—	16,164,464	418.5
Equity restructuring fair value allocation	—	(2,255.6)	—	—	—	—
Transfer of interests in subsidiary to Midcoast Energy Partners, L.P.	—	(95.2)	—	—	—	—
Distributions	—	(558.5)	—	(552.6)	—	(521.2)
Beneficial conversion feature of preferred units	—	—	—	37.7	—	—

Ending balance	254,208,428	235.5	254,208,428	2,979.0	254,208,428	3,590.2

Class B common units:
Beginning balance	7,825,500	65.3	7,825,500	83.9	7,825,500	82.2
Net income (loss) allocation	—	13.4	—	(2.8)	—	10.1
Allocation of proceeds and issuance costs from unit issuances	—	—	—	—	—	8.4
Equity restructuring fair value allocation	—	(58.5)	—	—	—	—
Transfer of interests in subsidiary to Midcoast Energy Partners, L.P.	—	(2.9)	—	—	—	—
Distributions	—	(17.3)	—	(17.0)	—	(16.8)
Beneficial conversion feature of preferred units	—	—	—	1.2	—	—

Ending balance	7,825,500	0.0	7,825,500	65.3	7,825,500	83.9

i-units:
Beginning balance	63,743,099	1,291.9	41,198,424	801.8	38,566,334	728.6
Net income (loss) allocation	—	43.6	—	(26.3)	—	50.5
Allocation of proceeds and issuance costs from unit issuances	—	—	18,774,686	508.5	—	22.7
Equity restructuring fair value allocation	—	(598.1)	—	—	—	—
Transfer of interests in subsidiary to Midcoast Energy Partners, L.P.	—	(24.8)	—	—	—	—
Distributions	4,562,088	—	3,769,989	—	2,632,090	—
Beneficial conversion feature of preferred units	—	—	—	7.9	—	—

Ending balance	68,305,187	712.6	63,743,099	1,291.9	41,198,424	801.8

Incentive distribution units:
Beginning balance	—	—	—	—	—	—
Net income allocation	—	4.1	—	—	—	—
Equity restructuring fair value allocation	1,000	491.7	—	—	—	—
Distributions	—	(2.8)	—	—	—	—

Ending balance	1,000	493.0	—	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL (continued)

	For the year ended December 31,
	2014		2013		2012
	Units	Amount	Units	Amount	Units	Amount
	(in millions, except unit amounts)
General Partner:
Beginning balance		301.5		299.0		285.6
Net income allocation		38.4		130.1		126.3
General Partner contribution		—		10.8		9.4
Equity restructuring fair value allocation		(59.6)		—		—
Transfer of interests in subsidiary to Midcoast Energy Partners, L.P.		(2.5)		—		—
Distributions		(79.5)		(139.3)		(122.3)
Beneficial conversion feature of preferred units		—		0.9		—

Ending balance		198.3		301.5		299.0

Accumulated other comprehensive income:
Beginning balance		(76.6)		(320.5)		(316.5)
Net realized losses on changes in fair value of derivative financial instruments reclassified to earnings		22.0		27.1		28.8
Unrealized net loss on derivative financial instruments		(156.8)		216.8		(32.8)

Ending balance		(211.4)		(76.6)		(320.5)

Total Enbridge Energy Partners, L.P. partners’ capital at December 31,		5,120.4		5,721.8		4,454.4

Noncontrolling interest:
Beginning balance		1,975.6		793.5		445.5
Capital contributions		1,391.6		793.6		350.9
Issuance of MEP units		—		354.9		—
Comprehensive income:
Net income allocation		263.3		88.3		57.0
Transfer of interests in subsidiary to Midcoast Energy Partners, L.P.		125.4		—		—
Other comprehensive income, net of tax		7.1		(0.9)		—
Distributions		(154.0)		(53.8)		(59.9)

Ending balance		3,609.0		1,975.6		793.5

Total partners’ capital at December 31,		$8,729.4		$7,697.4		$5,247.9

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF OPERATIONS

General

Enbridge Energy Partners, L.P., together with its consolidated subsidiaries is a publicly-traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets, natural gas gathering, treating, processing, and transmission assets and marketing assets in the United States of America. Our Class A common units are traded on the NYSE, under the symbol EEP.

We were formed in 1991 by our General Partner, which is an indirect, wholly-owned subsidiary of Enbridge. We were formed to acquire, own and operate the crude oil and liquid petroleum transportation assets of the OLP, which owns the United States portion of a crude oil and liquid petroleum pipeline system extending from western Canada through the upper and lower Great Lakes region of the United States to eastern Canada.

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

Midcoast Energy Partners, L.P.

On November 13, 2013, MEP completed its IPO of 18,500,000 Class A common units representing limited partner interests and subsequently issued an additional 2,775,000 Class A common units pursuant to the underwriter’s exercise of their over allotment option. MEP received proceeds (net of underwriting discounts, structuring fees and offering expenses) of approximately $354.9 million. MEP used the net proceeds to distribute approximately $304.5 million to us, to pay approximately $3.4 million in revolving credit facility origination and commitment fees and used approximately $47.0 million to redeem 2,775,000 Class A common units from us.

On July 1, 2014, we sold a 12.6% limited partner interest in Midcoast Operating, to MEP, for $350.0 million in cash, which reduced our total ownership interest in Midcoast Operating from 61% to 48.4%. The change in our total ownership interest in Midcoast Operating was recorded as an equity transaction, and no loss on the sale was recognized in our consolidated statements of income or comprehensive income. The increase in MEP’s ownership interest in Midcoast Operating resulted in a reclassification of $125.4 million from the partners’ capital accounts on a pro-rata basis to “Noncontrolling interest” in our consolidated statements of financial position.

Under the Midcoast Operating Agreement, we and MEP each have the option to contribute its proportionate share of additional capital to Midcoast Operating if any additional capital contributions are necessary to fund capital expenditures or other growth projects. To the extent that we or MEP elect not to make any such capital contributions, the contributing party will be permitted to make additional capital contributions in exchange for additional interests in Midcoast Operating. We can elect not to participate in certain growth projects. We expect to participate proportionately in these natural gas capital projects, although there is no guarantee that we will do so.

At December 31, 2014, we owned approximately 53.8% of MEP’s outstanding common units, 100% of MEP’s outstanding subordinated units, 100% of MEP’s general partner, and 48.4% of the limited partner interests in Midcoast Operating.

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

Enbridge Inc.

Enbridge is the indirect parent of our General Partner, and its common shares are publicly traded on the NYSE in the United States and the Toronto Stock Exchange, or TSX, in Canada under the symbol “ENB.” Enbridge is a leader in energy transportation and distribution in North America, with a focus on crude oil and liquids pipelines, natural gas pipelines and natural gas distribution. At December 31, 2014 and 2013, Enbridge and its consolidated subsidiaries held an effective 40.3% and 29.9% voting interest in us, respectively, through its ownership in Enbridge Management and our General Partner.

Business Segments

We conduct our business through two operating segments: Liquids and Natural Gas.

Liquids

Our Liquids segment includes the Lakehead, North Dakota and the Mid-Continent crude oil systems. Our Lakehead system consists of a series of interstate common carrier crude oil and liquid petroleum pipelines that are regulated by the FERC, and storage assets, all of which are located in the Great Lakes and Midwest regions of the United States. Our Lakehead system, together with the Enbridge system in Canada owned by Enbridge, forms the longest liquid petroleum pipeline in the world. The Lakehead system, which spans approximately 2,211 miles and includes approximately 5,300 miles of pipe, has been in operation for more than 60 years and is the primary transporter of crude oil and liquid petroleum from western Canada to the United States. The Lakehead system serves all the major refining centers in the Great Lakes and Midwest regions of the United States and the province of Ontario, Canada. Our North Dakota crude oil system is approximately 847 miles long, has 23 pump stations, multiple delivery points and storage facilities with an aggregate working storage capacity of approximately 1.8 million barrels. The North Dakota system connects directly into the Lakehead system in the state of Minnesota. Our Mid-Continent system consists of over 1,666 miles of crude oil pipelines, including the FERC-regulated Ozark pipeline and approximately 21.4 million barrels of storage capacity, which serve refineries in the United States Mid-Continent region from Cushing, Oklahoma.

Natural Gas

During the first quarter of 2014, we combined our Marketing segment with the Natural Gas segment to form a new segment named “Natural Gas.” Our Natural Gas segment consists of natural gas and NGL, rail and liquid marketing, gathering and transportation pipeline systems, natural gas processing and treating facilities and NGL fractionation facilities, predominantly located in active producing basins in east and north Texas, as well as the Texas Panhandle and western Oklahoma. At December 31, 2014, our Natural Gas segment is comprised of eight active and three standby natural gas treating plants and 18 active and six standby natural gas processing plants, excluding plants that are inactive based on current volumes. In addition, our Natural Gas segment includes approximately 11,100 miles of natural gas and NGL gathering and transmission pipelines, as well as trucks, trailers and rail cars used for transporting NGLs, crude oil and carbon dioxide.

Our Natural Gas segment provides natural gas supply, transportation, balancing, storage and sales services for producers and wholesale customers on our natural gas pipelines as well as other interconnected natural gas pipeline systems. We primarily undertake marketing activities to increase the utilization of our natural gas pipelines, realize incremental income on gas purchased at the wellhead and provide value-added services to customers.

Our Natural Gas business purchases third-party pipeline transportation capacity, which provides us and our customers with access to natural gas markets that might not be directly accessible from our existing natural gas pipelines. Our Natural Gas business also purchases third-party storage capacity, which permits us to inject and store natural gas over various periods of time for withdrawal as these products become needed by end users of natural gas. These contracts may be denoted as firm transportation, interruptible transportation, firm storage, interruptible storage or parking and lending services. These various contract structures are used to mitigate risk associated with our natural gas purchase and sale contracts and to provide us with opportunities to competitively market natural gas products.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, or U.S. GAAP. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. We regularly evaluate these estimates utilizing historical experience, consultation with experts and other methods we consider reasonable in the circumstances. Nevertheless, actual results may differ significantly from these estimates. We record the effect of any revisions to these estimates in our consolidated financial statements in the period in which the facts that give rise to the revision become known.

Principles of Consolidation

The consolidated financial statements include our accounts and all accounts on a consolidated basis of: (1) our wholly and majority-owned subsidiaries; and (2) our subsidiaries over which we have control, even if we do not have a majority ownership. We consolidate the accounts of entities over which we have a controlling financial interest through our ownership of the general partner or the majority voting interests in the entity. All significant intercompany accounts and transactions have been eliminated in consolidation. Ownership interests in our subsidiaries represented by other parties that do not control the entity are presented in our consolidated financial statements as activities and balances attributable to the noncontrolling interest.

Equity Investment in Joint Venture

Our natural gas and NGLs business includes our 35% aggregate interest in the Texas Express NGL system, which is comprised of two joint ventures with third parties, representing a 593-mile NGL intrastate transportation pipeline and a related NGL gathering system. We use the equity method of accounting for our 35% joint venture interest in the Texas Express NGL system as a result of our ability to significantly influence the operating activities, but insufficient ability to control these activities without the participation of a majority of the other members.

Accounting for Regulated Operations

Our interstate liquids pipelines are subject to regulation by the FERC and various state authorities. Regulatory bodies exercise statutory authority over matters such as construction, rates, underlying accounting practices and ratemaking agreements with customers.

The recovery of construction, operating and other costs associated with portions of our Lakehead system are subject to the authoritative accounting provisions applicable to regulated operations. Accordingly, we record costs that are allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by a non-regulated entity. Also, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under U.S. GAAP for non-regulated entities.

Allowance for Funds Used During Construction

During the construction of our pipelines that qualify for regulated accounting, we are allowed to capitalize costs that represent the estimated debt and equity costs of capital necessary to finance the construction of our pipelines. The debt and equity costs, referred to collectively as allowance for funds used during construction, or AFUDC, are capitalized as part of the costs of pipeline construction in “Property, plant and equipment, net” in our consolidated statements of financial position. The equity return component and interest costs related to the AFUDC are credited to “Other income” and “Interest expense,” respectively, on our consolidated statements of income. Entities that do not qualify for regulated accounting are only allowed to capitalize interest costs related to its construction activities, while a component for equity is prohibited.

Cost-of-Service Recovery Model

The rates for a number of our projects are based on a cost-of-service recovery model that follows the FERC’s authoritative guidance and are subject to annual filing requirements with the FERC. Under our cost-of-service tolling methodology, we calculate tolls based on forecast volumes and costs. A difference between forecast and actual results causes an over or under recovery in any given year. Under the authoritative accounting provisions applicable to our regulated operations, over or under recoveries are recognized in the financial statements in the current period. This accounting model matches earnings to the period with which they relate and conforms to how we recover our costs associated with these projects through the annual cost-of-service filings with the FERC and through toll rate adjustments with our customers.

Revenue Recognition and the Estimation of Revenues and Commodity Costs

Liquids

In our Liquids segment, we generally do not own the crude oil and liquid petroleum that we transport or store, and therefore, we do not assume significant direct commodity price risk. Revenues of our Liquids segment are primarily derived from three sources: interstate transportation of crude oil and liquid petroleum under tariffs regulated by the FERC, ship-or-pay agreements and contract storage revenues related to our crude oil storage assets.

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

We generally recognize revenue from minimum volume commitments on ship-or-pay agreements when those volume commitments are not utilized during the period. Some long-term ship-or-pay contracts also contain make-up-rights. Make-up-rights are earned by shippers when minimum volume commitments are not utilized during the period but under certain circumstances can be used to offset overages in future periods, subject to expiration periods. We recognize revenue associated with make-up rights at the earlier of when the make-up volume is shipped, the make-up right expires, or when it is determined that the likelihood that the shipper will utilize the make-up right is remote.

We recognize contract storage revenues based on contractual terms under which customers pay for the option to use available storage capacity and/or a fee based on storage volumes. We recognize revenues as storage services are rendered, when pricing is determinable and collectability is reasonably assured.

Revenues for our Liquids segment are all recorded in “Transportation and other services” and “Transportation and other services—affiliate” on our Consolidated Statements of Income.

Natural Gas

We recognize revenue upon delivery of natural gas and NGLs to customers, when services are rendered, pricing is determinable and collectability is reasonably assured. We generate revenues and segment gross margin principally under the following types of contractual arrangements:

Fee-Based Arrangements

In a fee-based arrangement, we receive a fee per Mcf of natural gas processed or per gallon of NGLs produced. Under this arrangement, we have no direct commodity price exposure. We receive fee-based revenue for services, such as compression fees, gathering fees and treating fees that are recognized when the services are performed. Additionally, revenues that are derived from transmission services consist of reservation fees charged for transportation of natural gas on some of our intrastate pipeline systems. Customers paying these fees typically pay a reservation fee each month to reserve capacity plus a nominal commodity charge based on actual transportation volumes. Reservation fees are required to be paid whether or not the shipper delivers the volumes, thus referred to as a ship-or-pay arrangement. Consequently, we recognize revenue for reservation fees ratably over the period in which capacity is reserved. Additional revenues from our intrastate pipelines are derived from the combined sales of natural gas and transportation services. Revenues from fee-based arrangements for our Natural Gas segment are recorded in “Transportation and other services” and “Transportation and other services—affiliate” on our Consolidated Statements of Income.

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

The commodity-based service contracts we have with customers are categorized as follows:

•

Percentage-of-Proceeds Contracts—Under these contracts, we receive a negotiated percentage of the sales proceeds related to natural gas and NGLs we process. The processed products include residue natural gas, NGLs, condensate and sulfur, which we can sell at market prices and retain a percentage of the proceeds as our compensation. This type of arrangement exposes us to commodity price risk, as the revenues from percentage-of-proceeds contracts directly correlate with the market prices of the applicable commodities that we receive.

•

Percentage-of-Liquids Contracts—Under these contracts, we receive a negotiated percentage of the NGLs extracted from natural gas that require processing, which we can then sell at market prices and retain the proceeds as our compensation. This contract structure is similar to percentage-of-proceeds arrangements except that we only receive a percentage of the NGLs produced. Ownership of the residue natural gas remaining after the extraction of NGLs resides with the customer. This type of contract may also require us to provide the customer with a guaranteed NGL recovery percentage regardless of actual NGL production. Since revenues from percentage-of-liquids contracts directly correlate with the market price of NGLs, this type of arrangement also exposes us to commodity price risk.

•

Percentage-of-Index Contracts—Under these contracts, we purchase raw natural gas at a negotiated percentage of an agreed upon index price. We then resell the natural gas, generally for the index price, and keep the difference as our compensation.

•

Keep-Whole Contracts—Under these contracts, we gather or purchase raw natural gas from the customer. We extract and retain the NGLs produced during processing for our own account, which we then sell at market prices. In instances where we purchase raw natural gas at the wellhead, we may also sell the resulting residue natural gas for our own account at market prices. In those instances where we gather and process raw natural gas for the customer’s account, we generally must return to the customer residue natural gas with an energy content equivalent to the original raw natural gas we received, as measured in British thermal units, or Btu. This type of arrangement has the highest commodity price exposure because our costs are dependent on the price of natural gas purchased and our revenues are dependent on the price of NGLs sold. As a result, we benefit from these types of contracts when the value of the NGLs is high relative to the cost of the natural gas and are disadvantaged when the cost of the natural gas is high relative to the value of the NGLs.

Under the terms of each of our commodity-based service contracts, we retain natural gas and NGLs as our compensation for providing these customers with our services. As of December 31, 2014, we are exposed to fluctuations in commodity prices in the near term on approximately 10% to 15% of the physical natural gas, NGLs and condensate we expect to receive as compensation for our services. Due to this unhedged commodity price exposure, our gross margin, representing commodity sales less commodity costs, generally increases when the prices of these commodities are rising and generally decreases when the prices are declining. As a result of entering into these derivative instruments, we have largely fixed the amount of cash that we will pay and receive in the future when we sell the residue gas, NGLs and condensate, even though the market price of these commodities will continue to fluctuate.

Marketing

Marketing revenues are derived from providing supply, transportation, balancing, storage and sales services for producers and wholesale customers on our natural gas pipelines, as well as other interconnected pipeline systems. Natural gas marketing activities are primarily undertaken to realize incremental revenues on natural gas purchased at the wellhead, and to provide other services valued by our customers. In general, natural gas we purchase and sell is priced at a published daily or monthly index price. Sales to wholesale customers typically incorporate a premium for managing their transmission and balancing requirements. Higher premiums and associated revenues result from transactions that involve smaller volumes or that offer greater service flexibility for wholesale customers. At the request of some customers, we will enter into long-term fixed price purchase or sales contracts with our customers and usually will enter into offsetting positions under the same or similar terms. We recognize revenues upon delivery of natural gas to our customers, when services are rendered, pricing is determinable and collectability is reasonably assured. Marketing revenues for our Natural Gas segment are recorded in “Commodity sales” and “Commodity sales—affiliate” on our Consolidated Statements of Income. The related cost of natural gas and natural gas liquids sold is recorded in “Commodity costs” and “Commodity costs—affiliate.”

Estimation of Revenue and Commodity Costs

In order to permit the timely preparation of our consolidated financial statements, for our natural gas segment, we estimate our current month revenue and commodity costs. We generally cannot compile actual billing information nor obtain actual vendor invoices within a timeframe that would permit the recording of this actual data before our preparation of the consolidated financial statements. As a result, we record an estimate each month for our operating revenues and commodity costs based on the best available volume and price data for natural gas delivered and received, along with an adjustment of the prior month’s estimate to equal the prior month’s actual data. As a result, there is one month of estimated data recorded in our operating revenues and commodity costs for each of the years ended December 31, 2014, 2013 and 2012. We believe that the assumptions underlying these estimates are not significantly different from the actual amounts due to the routine nature of these estimates and the stability of our processes.

In addition, we estimate current month revenues in our liquids segment. We record an estimate each month for our operating revenues based on the best available volume and rate data for crude oil delivered, along with an adjustment of the prior month’s estimate to equal the prior month’s actual data. As a result, there is one month of estimated data recorded in our operating revenues for the years ended December 31, 2014, 2013, and 2012. We believe that the assumptions underlying these estimates are not significantly different from the actual amounts due to the routine nature of these estimates and the stability of our processes.

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

Inventory

Inventory includes product inventory and materials and supplies inventory. We record all product inventories at the lower of our cost, as determined on a weighted average basis, or market value. Our product inventory consists of liquid hydrocarbons and natural gas. Upon disposition, product inventory is recorded to “Commodity costs” at the weighted average cost of inventory, including any adjustments recorded to reduce inventory to market value.

Materials and supplies inventory is used either during operations and charged to “Operating and administrative” as incurred, or for capital projects and new construction and capitalized to “Property, plant and equipment, net.”

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

Quantifying oil measurement adjustments are difficult because: (1) physical measurements of volumes are not practical, as products continuously move through our pipelines, which are primarily located underground; (2) the extensive length of our pipeline systems; and (3) the numerous grades and types of crude oil products we carry. We utilize engineering-based models and operational assumptions to estimate product volumes in our systems and associated oil measurement adjustments. Material changes in our assumptions may result in revisions to our oil measurement estimates in the period determined. Oil measurement adjustments are included within the “Operating and administrative” line item of our Consolidated Statements of Income.

Operational Balancing Agreements and Natural Gas Imbalances

To facilitate deliveries of natural gas and provide for operational flexibility, we have operational balancing agreements in place with other interconnecting pipelines. These agreements ensure that the volume of natural gas a shipper schedules for transportation between two interconnecting pipelines equals the volume actually delivered. If natural gas moves between pipelines in volumes that are more or less than the volumes the shipper previously scheduled, a natural gas imbalance is created. The imbalances are settled through periodic cash payments or repaid in-kind through the receipt or delivery of natural gas in the future. Natural gas imbalances are recorded as “Accrued receivables” and “Accrued purchases” on our consolidated statements of financial position using the posted index prices, which approximate market rates, or our weighted average commodity costs.

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

We test goodwill for impairment annually based on carrying values of our reporting units as of the end of the second quarter, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may be impaired. In testing goodwill for impairment, we make critical assumptions that include but are not limited to: (1) projections of future financial performance, which include commodity price and volume assumptions, (2) the expected growth rate of our Natural Gas assets, (3) residual values of the assets; and (4) market weighted average cost of capital. Impairment occurs when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. We reduce the carrying value of goodwill to its fair value at the time we determine that an impairment has occurred.

Assessment of Recoverability of Intangible Assets

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

We evaluate the carrying value of our intangible assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of intangible assets, we compare the carrying value to the undiscounted future cash flows we expect the intangible assets or the underlying assets to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the intangible assets, we write the intangible assets down to their fair value.

Derivative Financial Instruments

Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations and fluctuations in commodity prices of natural gas, NGLs, condensate, crude oil and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL and condensate sales and the corresponding commodity costs of natural gas and natural gas liquids we purchase for processing. We use a variety of derivative financial instruments including futures, forwards, swaps, options and other financial instruments with similar characteristics to create offsetting positions to specific commodity or interest rate exposures.

We record all derivative financial instruments at fair market value in our Consolidated Statements of Financial Position. Price assumptions we use to value our non-qualifying derivative financial instruments can affect net income for each period. We use published market price information where available, or quotations from OTC market makers to find executable bids and offers. We may also use these inputs with internally developed methodologies that result in our best estimate of fair value. The valuations also reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions, including credit risk of our counterparties. The amounts reported in our consolidated financial statements change quarterly as these valuations are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

For those instruments that qualify for hedge accounting, the accounting treatment is dependent on the intended use and designation of each instrument. We record changes in the fair value of our derivative financial instruments that do not qualify for hedge accounting in our consolidated statements of income as follows:

•	Natural Gas segment commodity-based derivatives— “Commodity Costs” and “Commodity sales”

•	Liquids segment commodity-based derivatives— “Transportation and other services” and “Power”

•	Corporate interest rate derivatives— “Interest expense”

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

Qualified Hedges

If a derivative financial instrument qualifies and is designated as a cash flow hedge, which is a hedge of a forecasted transaction or future cash flows, any unrealized mark-to-market gain or loss is deferred in AOCI, a component of “Partners’ capital” in our consolidated statements of financial position, until the underlying hedged transaction occurs. To the extent that the hedge instrument is effective in offsetting the transaction being hedged, there is no impact to the income statement until the underlying transaction occurs. At inception and on a quarterly basis, we formally assess whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Any ineffective portion of a cash flow hedge’s change in fair market value is recognized each period in earnings. Realized gains and losses on derivative financial instruments that are designated as hedges and qualify for hedge accounting are included in “Commodity costs” for commodity hedges and “Interest expense” for interest rate hedges in our consolidated statements of income in the period in which the hedged transaction occurs. Gains and losses deferred in AOCI related to cash flow hedges for which hedge accounting has been discontinued remain in AOCI until the underlying physical transaction occurs unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

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

Non-Qualified Hedges

Many of our derivative financial instruments qualify for hedge accounting treatment as set forth in the authoritative accounting guidance. However, we have transaction types associated with our commodity derivative financial instruments where the hedge structure does not meet the requirements to apply hedge accounting. As a result, these derivative financial instruments do not qualify for hedge accounting and are referred to as non-qualifying. These non-qualifying derivative financial instruments are marked-to-market each period with the change in fair value, representing unrealized gains and losses, included in “Commodity costs,” “Commodity sales,” “Transportation and other services,” “Power” or “Interest expense” in our consolidated statements of income. These mark-to-market adjustments produce a degree of earnings volatility that can often be significant from period to period, but have no cash flow impact relative to changes in market prices. The cash flow impact occurs when the underlying physical transaction takes place in the future and the associated financial instrument contract settlement is made.

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

Fair Value Measurements

We apply the authoritative accounting provisions for measuring fair value to our derivative instruments and disclosures associated with our outstanding commodity activities. We define fair value as the expected price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date.

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

•

Level 2—We include in this category the fair value of assets and liabilities that we measure with either directly or indirectly observable inputs as of the measurement date, where pricing inputs are other than quoted prices in active markets for the identical instrument. This category includes both OTC, transactions valued using exchange traded pricing information in addition to assets and liabilities that we value using either models or other valuation methodologies derived from observable market data. These models are primarily industry-standard models that consider various inputs including: (a) quoted prices for assets and liabilities; (b) time value; (c) volatility factors; and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the assets and liabilities, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

•

Level 3—We include in this category the fair value of assets and liabilities that we measure based on prices or valuation techniques that require inputs which are both significant to the fair value measurement and less observable from objective sources (i.e., values supported by lesser volumes of market activity). We may also use these inputs with internally developed methodologies that result in our best estimate of the fair value. Level 3 assets and liabilities primarily include derivative instruments for which we do not have sufficient corroborating market evidence, such as binding broker quotes, to support classifying the asset or liability as Level 2. Additionally, Level 3 valuations may utilize modeled pricing inputs to derive forward valuations, which may include some or all of the following inputs: non-binding broker quotes, time value, volatility, correlation and extrapolation methods.

We record all derivative financial instruments in our consolidated financial statements at fair market value, which we adjust on a recurring basis each period for changes in the fair market value, and refer to as marking to market, or mark-to-market. The fair market value of these derivative financial instruments reflects the estimated amounts that we would pay to transfer a liability or receive to sell an asset in an orderly transaction with market participants to terminate or close the contracts at the reporting date, taking into account the current unrealized losses or gains on open contracts. We apply a mid-market pricing convention, or the “market approach,” to value substantially all of our derivative instruments.

Our assets are adjusted for the non-performance risk of our counterparties using their current credit default swap spread rates. Likewise, in the case of our liabilities, our nonperformance risk is considered in the valuation and is also adjusted using a credit adjustment model incorporating inputs such as credit default swap rates, bond spreads, and default probabilities.

Our credit exposure for over-the-counter derivatives is directly with our counterparty and continues until the maturity or termination of the contracts. As appropriate, valuations are adjusted for various factors such as credit and liquidity considerations. Actively traded external market quotes, data from pricing services and published indices are also used to value our derivative instruments. We may use these inputs along with internally developed methodologies that result in our best estimates of fair value.

Income Taxes

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our unitholders through the allocation of taxable income. Our income tax expense results from the enactment of state income tax laws that apply to entities organized as partnerships by the State of Texas. This tax is computed on our modified gross margin and we have determined the tax to be an income tax as set forth in authoritative accounting literature.

We recognize deferred income tax assets and liabilities for temporary differences between the relevant basis of our assets and liabilities for financial reporting and tax purposes. We record the impact of changes in tax legislation on deferred income tax liabilities and assets in the period the legislation is enacted.

We recognize the tax effects of any uncertain tax positions as the largest amount that will more likely than not be realized upon ultimate settlement with a taxing authority having full knowledge of the position and all relevant facts. We recognize accrued interest income related to unrecognized tax benefits in interest income when the related unrecognized tax benefits are recognized.

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

Asset Retirement Obligations

Legal obligations exist for a minority of our right-of-way agreements due to requirements or landowner options that compel us to remove the pipe at final abandonment. Sufficient data exists with certain pipeline systems to reasonably estimate the cost of abandoning or retiring a pipeline system. However, in some cases, there is insufficient information to reasonably determine the timing and/or method of settlement for estimating the fair value of the asset retirement obligation. In these cases, the asset retirement obligation cost is considered indeterminate because there is no data or information that can be derived from past practice, industry practice, our intentions, or the estimated economic life of the asset. Useful lives of most pipeline systems are primarily derived from available supply resources and ultimate consumption of those resources by end users. Variables can affect the remaining lives of the assets which preclude us from making a reasonable estimate of the asset retirement obligation. Indeterminate asset retirement obligation costs will be recognized in the period in which sufficient information exists to allow us to reasonably estimate potential settlement dates and methods.

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

3.    DISPOSITIONS

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

4.    NET INCOME PER LIMITED PARTNER UNIT

We allocate our net income among our Series 1 Preferred Units, or Preferred Units, our General Partner interest, and our limited partner units using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income attributable to our General Partner and our limited partners according to the distribution formula for available cash as set forth in our partnership agreement. We also allocate any earnings in excess of distributions to our General Partner and limited partners utilizing the distribution formula for available cash specified in our partnership agreement. We allocate any distributions in excess of earnings for the period to our General Partner and limited partners based on their sharing of losses of 2% and 98%, respectively, as set forth in our partnership agreement. Until July 1, 2014, we allocated distributions to the General Partner and limited partners as follows:

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to General Partner	Percentage Distributed to Limited partners
Minimum Quarterly Distribution	Up to $0.295	2%	98%
First Target Distribution	> $0.295 to $0.35	15%	85%
Second Target Distribution	> $0.35 to $0.495	25%	75%
Over Second Target Distribution	In excess of $0.495	50%	50%

Equity Restructuring Transaction

On July 1, 2014, we entered into an equity restructuring transaction, or Equity Restructuring, with the General Partner in which the General Partner irrevocably waived its right to receive cash distributions and allocations of items of income, gain, deduction, and loss in excess of 2% in respect of its general partner interest in the incentive distribution rights, or Previous IDRs, in exchange for the issuance to a wholly-owned subsidiary of the General Partner of (i) 66.1 million units of a new class of limited partner interests designated as Class D units, and (ii) 1,000 units of a new class of limited partner interests designated as Incentive Distribution Units, or IDUs. For more information, please refer to Note 11. Partners’ Capital of our consolidated financial statements in Item 8.

Beginning July 1, 2014, pursuant to our partnership agreement, we calculate distributions to the General Partner and limited partners based upon the distribution rates and percentages set forth in the following table:

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to General Partner and IDUs(1)	Percentage Distributed to Limited partners
Minimum Quarterly Distribution	Up to $0.5435	2%	98%
Target Distribution	> $0.5435	25%	75%

(1)

For distributions in excess of the Minimum Quarterly Distribution, this percentage includes both the General Partner’s distributions of 2% and the distribution to the Incentive Distribution Unit holder, a wholly-owned subsidiary of our General Partner.

We determined basic and diluted net income (loss) per common unit and i-unit as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions, except per unit amounts)
Net income	$740.0	$160.4	$550.1
Less Net income attributable to:
Noncontrolling interest	(263.3)	(88.3)	(57.0)
Series 1 preferred unit distributions	(90.0)	(58.2)	—
Accretion of discount on Series 1 preferred units	(14.9)	(9.2)	—

Net income attributable to general and limited partner interests in Enbridge Energy Partners, L.P.	371.8	4.7	493.1
Less distributions:
Incentive distributions	(39.1)	(129.9)	(116.3)
Distributed earnings attributed to our General Partner	(17.3)	(14.2)	(13.0)
Distributed earnings attributed to Class D units	(107.5)	—	—

Total distributed earnings to our General Partner, Class D units and IDUs	(163.9)	(144.1)	(129.3)
Total distributed earnings attributed to our common units and i-units	(731.0)	(695.6)	(636.3)

Total distributed earnings	(894.9)	(839.7)	(765.6)

Overdistributed earnings	$(523.1)	$(835.0)	$(272.5)

Weighted average common units and i-units outstanding	328.2	316.2	290.6

Basic and diluted earnings per unit:
Distributed earnings per common unit and i-unit(1)	$2.23	$2.20	$2.19
Overdistributed earnings per common unit and i-unit(2)	(1.56)	(2.59)	(0.92)

Net income (loss) per common unit and i-unit (basic and diluted)(3)	$0.67	$(0.39)	$1.27

(1)	Represents the total distributed earnings to common units and i-units divided by the weighted average number of common units and i-units outstanding for the period.

(2)

Represents the common units’ and i-unit’s share (98%) of distributions in excess of earnings divided by the weighted average number of common units and i-units outstanding for the period and overdistributed earnings allocated to the common units and i-units based on the distribution waterfall that is outlined in our partnership agreement.

(3)

For the year ended December 31, 2014 and 2013, 43,201,310 anti-dilutive Preferred Units were excluded from the if-converted method of calculating diluted earnings per unit. For the year ended December 31, 2014, 66,100,000 anti-dilutive Class D units were excluded from the if-converted method of calculating diluted earnings per unit.

5.    CASH AND CASH EQUIVALENTS

We extinguish liabilities when a creditor has relieved us of our obligation, which occurs when our financial institution honors a check that the creditor has presented for payment. Accordingly, obligations for which we have made payments that have not yet been presented to the financial institution totaling approximately $17.9 million and $24.0 million at December 31, 2014 and 2013, respectively, are included in “Accounts payable and other” on our consolidated statements of financial position. At December 31, 2014 and 2013, we reclassified a book overdraft of $40.0 million and $49.1 million, respectively, to “Accounts payable and other” on our consolidated statements of financial position.

6.    INVENTORY

Our inventory is comprised of the following:

	December 31,
	2014	2013
	(in millions)
Materials and supplies	$2.2	$2.1
Crude oil inventory	13.2	18.0
Natural gas and NGL inventory	78.8	74.8

	$94.2	$94.9

The “Commodity costs” on our consolidated statements of income includes charges totaling $11.4 million, $3.4 million and $9.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, that we recorded to reduce the cost basis of our inventory of natural gas and natural gas liquids, or NGLs, to reflect the current market value.

7.    PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment is comprised of the following:

	Depreciation Rates	December 31,
		2014	2013

		(in millions)
Land	—	$44.2	$43.6
Rights-of-way	1.80% - 7.14%	851.8	666.2
Pipelines	1.79% - 6.70%	9,585.4	8,035.8
Pumping equipment, buildings and tanks	1.48% - 6.67%	3,126.8	2,233.0
Compressors, meters and other operating equipment	1.80% - 20.00%	2,072.7	1,989.8
Vehicles, office furniture and equipment	1.33% - 33.33%	413.9	322.0
Processing and treating plants	2.21% - 2.73%	516.0	514.4
Construction in progress		1,857.1	2,077.7

Total property, plant and equipment		18,467.9	15,882.5
Accumulated depreciation		(2,775.2)	(2,705.7)

Property, plant and equipment, net		$15,692.7	$13,176.8

Based on our own internal study, with consideration of a third-party consultant’s report, we revised depreciation rates for our North Dakota, Ozark, and Cushing liquids systems effective October 1, 2013. The asset life was extended from 22 years to 30 years due to additional reserve growth and pipeline connectivity needs. The new remaining service lives resulted in an approximately $16.8 million annual reduction in depreciation expense for future periods with a reduction of $4.2 million for the year ended December 31, 2013.

During the year ended December 31, 2014, we evaluated our Louisiana propylene pipeline for impairment in connection with the renegotiation of a contract. As a result of our analysis, we reduced the carrying value of $15.6 million to zero and recognized a corresponding non-cash impairment charge. This pipeline is part of our Natural Gas segment.

During the year ended December 31, 2014, we retired components of our pre-replacement Line 6B assets, including the related asset retirement costs, in the amount of $282.5 million. Consistent with the group method of depreciation, we charged the retirement of these components to accumulated depreciation.

We recorded an additional ARO for the year ended December 31, 2014 of $113.9 related to the pre-replacement of Lines 3 and 6B. Of that amount, $67.2 million is related to Line 6B and was recorded in “Accounts payable and other” with an offset to “Property, plant and equipment, net” in our statement of financial position and $46.7 million is related to Line 3 and was recorded in “Other long-term liabilities” with an offset to “Property, plant and equipment, net” in our consolidated statements of financial position. We did not record an additional ARO for the year ended December 31, 2013. We recorded an ARO of $0.4 million for the year ended December 31, 2012, when we recognized abandonment costs associated with assets we acquired through the September 2010 acquisition of the Elk City natural gas gathering and processing system.

We do not have any assets that are legally restricted for purposes of settling our ARO at December 31, 2014 and 2013. The following is a reconciliation of the beginning and ending aggregate carrying amount of our ARO liabilities for each of the years ended December 31, 2014 and 2013:

	2014	2013
	(in millions)
Balance at beginning of period	$3.4	$3.4
Additions	113.9	—
Accretion expense	1.1	—
Liabilities settled	(21.6)	—

Balance at end of period	$96.8	$3.4

8.    GOODWILL

For each of the years ended December 31, 2014 and 2013, the carrying amount of goodwill was $246.7 million related to our natural gas business.

We test our goodwill for impairment annually primarily by using a discounted cash flow analysis. In addition, we also consider overall market capitalization of our business, cash flow measurement data and other factors. We completed our annual goodwill impairment test using amounts as of June 30, 2014, which did not indicate the existence of impairment to goodwill associated with any of our reporting units. The critical assumptions used in our analysis included the following:

1)	A weighted average cost of capital of approximately 6.6%;

2)	An annual growth rate for our natural gas business of approximately 5.0%;

3)	A capital structure consisting of approximately 50% debt and 50% equity; and

4)	A long-term commodity price forecast using recent pricing information.

We did not record any goodwill impairment during the years ended December 31, 2014, 2013 and 2012. We have not observed any further events or circumstances subsequent to our analysis that would, more likely than not, reduce the fair value of our reporting units below the carrying amounts as of December 31, 2014.

9.    INTANGIBLE ASSETS

The following table provides the gross carrying value, accumulated amortization and activity affecting amounts comprising each of our major classes of intangible assets.

	December 31, 2014
	Gross Intangible Assets at December 31, 2013	Additions	Dispositions	Intangible Assets, Gross	Gross Accumulated Amortization at December 31, 2013	Amortization Expenses	Accumulated Amortization, Gross	Intangible Assets, Net
Natural Gas Opportunities	$291.0	$—	$—	$291.0	$(59.4)	$(10.3)	$(69.7)	$221.3
Customer Contracts	4.4	—	—	4.4	(1.7)	(0.4)	(2.1)	2.3
Other	37.7	8.1	(1.0)	44.8	(8.8)	(4.8)	(13.6)	31.2

Total intangible assets	$333.1	$8.1	$(1.0)	$340.2	$(69.9)	$(15.5)	$(85.4)	$254.8

	December 31, 2013
	Gross Intangible Assets at December 31, 2012	Additions	Dispositions	Intangible Assets, Gross	Gross Accumulated Amortization at December 31, 2012	Amortization Expenses	Accumulated Amortization, Gross	Intangible Assets, Net
Natural Gas Opportunities	$291.0	$—	$—	$291.0	$(49.0)	$(10.4)	$(59.4)	$231.6
Customer Contracts	4.4	—	—	4.4	(1.2)	(0.5)	(1.7)	2.7
Other	15.4	22.3	—	37.7	(3.4)	(5.4)	(8.8)	28.9

Total intangible assets	$310.8	$22.3	$—	$333.1	$(53.6)	$(16.3)	$(69.9)	$263.2

Intangible assets include customer contracts and natural gas supply opportunities, both of which relate entirely to our Natural Gas segment. Our customer contracts are comprised of natural gas purchase and sale agreements. We amortize our customer contracts on a straight-line basis over the weighted average useful life of the underlying reserves at the time of acquisition, which is approximately 25 years.

We obtained a portion of the natural gas supply opportunities in conjunction with the 2003 North Texas system acquisition. We obtained an additional portion of natural gas supply opportunities in connection with our September 2010 acquisition of the Elk City system. The value of these intangible assets is derived from growth opportunities present in the Barnett Shale producing zone of North Texas and the Granite Wash reservoir of the Anadarko basin in western Oklahoma and the Texas Panhandle. The natural gas supply opportunities relate entirely to our gathering, processing and transportation business. We are amortizing the natural gas supply opportunities on a straight line basis over the weighted average estimated useful life of the underlying reserves at the time of the acquisition, which is approximate 25 to 30 years.

Our other intangible assets are comprised of contributions we made in aid of construction for our gathering, processing and transportation business. Contributions in aid of construction have an estimated useful life of 25 years, and software has an estimated useful life of 3 years. In connection with our October 2010 acquisition of a common carrier trucking company, we recognized additional intangibles assets related to workforce contracts and customer relationships.

The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated:

2015	2016	2017	2018	2019
$15.7	$13.5	$12.2	$12.0	$12.0

10.    DEBT

The following table presents the primary components of our outstanding indebtedness with third parties and the weighted average interest rates associated with each component as of December 31, 2014, before the effect of our interest rate hedging activities. Our indebtedness with related parties is discussed in Note 12. Related Party Transactions.

		December 31,
	Interest Rate	2014	2013
		(in millions)
EEP debt obligations:
Commercial Paper(1)	0.503%	$612.3	$300.0
Credit Facilities due 2016-2018	1.293%	1,160.0	—
Senior Notes due 2014	5.350%	—	200.0
Senior Notes due 2016	5.875%	300.0	300.0
Senior Notes due 2018	7.000%	100.0	100.0
Senior Notes due 2018	6.500%	400.0	400.0
Senior Notes due 2019	9.875%	500.0	500.0
Senior Notes due 2020	5.200%	500.0	500.0
Senior Notes due 2021	4.200%	600.0	600.0
Senior Notes due 2028	7.125%	100.0	100.0
Senior Notes due 2033	5.950%	200.0	200.0
Senior Notes due 2034	6.300%	100.0	100.0
Senior Notes due 2038	7.500%	400.0	400.0
Senior Notes due 2040	5.500%	550.0	550.0
Junior subordinated notes due 2067	8.050%	400.0	400.0
MEP debt obligations:
MEP Credit Agreement	3.200%	360.0	335.0
MEP Series A Senior Notes due 2019	3.560%	75.0	—
MEP Series B Senior Notes due 2021	4.040%	175.0	—
MEP Series C Senior Notes due 2024	4.420%	150.0	—

Total Principal of Debt Obligations		6,682.3	4,985.0
Other:
Unamortized Discount		(7.1)	(7.6)
Current Maturities and short term debt		—	(200.0)

Total Long Term Debt		$6,675.2	$4,777.4

(1)	Individual issuances of commercial paper generally mature in 90 days or less, but are supported by our Credit Facilities

Interest Cost

For the years ended December 31, 2014, 2013 and 2012 our interest cost is comprised of the following:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Interest expense	$403.2	$320.4	$345.0
Interest capitalized	45.3	51.7	36.3

Interest cost incurred	$448.5	$372.1	$381.3

Interest paid	$332.4	$342.3	$352.1

Weighted average interest rate	6.1%	6.2%	6.4%

Maturities of Third Party Debt

The scheduled maturities of outstanding third-party debt, excluding any discounts at December 31, 2014, are summarized as follows in millions:

2015	$—
2016	950.0
2017	360.0
2018	1,622.3
2019	575.0
Thereafter	3,175.0

Total	$6,682.3

Credit Facilities

In September 2011, we entered into a multi-year senior unsecured revolving credit facility, as amended through October 6, 2014, which we refer to as the Credit Facility. The Credit Facility permits aggregate borrowings of up to, at any one time outstanding, $1.975 billion, a letter of credit subfacility and a swing line subfacility. The Credit Facility matures September 26, 2019; however, $175.0 million of commitments will expire on the original maturity date of September 26, 2018.

On July 6, 2012, we entered into a 364-day credit agreement, as amended through July 3, 2014, which we refer to as the 364-Day Credit Facility. The 364-Day Credit Facility provides aggregate lending commitments of up to $650.0 million: (1) on a revolving basis for a 364-day period, extendible annually at the lenders’ discretion, and (2) for a 364-day term on a non-revolving basis following the expiration of all revolving periods. Our 364-day Credit Facility terminates July 3, 2015.

Together, the Credit Facilities provide an aggregate amount of approximately $2,625 million of bank credit, as of December 31, 2014, which we use to fund our general activities and working capital needs.

Under our Credit Facilities, we had net borrowings of approximately $1,160.0 million during the twelve month period ended December 31, 2014, which includes gross borrowings of $2,120.0 million and gross repayments of $960.0 million.

LIBOR rate borrowings under the terms of our Credit Facilities may be renewed as LIBOR rate borrowings or as base rate borrowings at the end of each LIBOR rate interest period, which is typically a period of three months or less. These renewals do not constitute new borrowings under the Credit Facilities and do not require any cash repayments or prepayments. For the twelve month period ended December 31, 2014, we had LIBOR rate borrowings of $1.160 billion on an outstanding balance under our Credit Facilities and no base rate borrowings. For the twelve month period ended December 31, 2013, we did not have any LIBOR rate borrowings or base rate borrowings.

The Credit Facilities contain, among other affirmative and negative covenants, certain financial covenants. A failure to comply with that covenant could result in an event of default under the Credit Facilities, which would prohibit us from declaring or making distributions to our unitholders and would permit acceleration of, and termination of our access to, our indebtedness under the Credit Facilities, and may cause acceleration of our outstanding senior notes. Although we expect to be able to comply with this covenant under each of our Credit Facilities, there can be no assurance that in the future we will be able to do so or that our lenders will be willing to waive such non-compliance or further amend such covenants. As of December 31, 2014, we were in compliance with the terms of all of our financial covenants under the Credit Facilities.

Our Credit Facilities previously were amended to (1) exclude up to $650.0 million of the costs associated with the remediation of the area affected by the crude oil releases on Lines 6A and 6B from the EBITDA component of the consolidated leverage ratio covenant in each of our Credit Facilities and (2) with respect to the quarterly covenant compliance testing, from the definition of consolidated net income component of the consolidated leverage ratio covenant, accrued but unpaid costs, expenses, fines, and penalties occurring after September 30, 2013, related to the remediation of the area affected by the crude oil releases on Lines 6A and 6B.

On February 3, 2014, EEP entered into an uncommitted letter of credit arrangement, pursuant to which the bank may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $200.0 million. On September 9, 2014, the amount was increased to $220.0 million. While the letter of credit arrangement is uncommitted and issuance of letters of credit is at the bank’s sole discretion, we view this arrangement as liquidity enhancement as it allows EEP to potentially reduce its reliance on utilizing the committed Credit Facilities for issuance of letters of credit to support its hedging activities.

Commercial Paper

We have a commercial paper program that provides for the issuance of up to an aggregate principal amount of $1.5 billion of commercial paper and is supported by our Credit Facilities. We access the commercial paper market primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the available interest rates we can obtain are lower than the rates available under our Credit Facilities. At December 31, 2014, we had approximately $612.3 million in principal amount of commercial paper outstanding at a weighted average interest rate of 0.50%, excluding the effect of our interest rate hedging activities. Under our commercial paper program, we had net borrowings of approximately $312.1 million during the twelve month period ended December 31, 2014, which includes gross borrowings of $11.2 billion and gross repayments of $10.9 billion. At December 31, 2013, we had $300.0 million in principal amount of commercial paper outstanding at a weighted average interest rate of 0.37%, excluding the effect of our interest rate hedging activities. Our policy is that the commercial paper we can issue is limited by the amounts available under our Credit Facility up to an aggregate principal amount of $1.5 billion.

We have the ability and intent to refinance all of our commercial paper obligations on a long-term basis through borrowings under our Credit Facilities. Accordingly, such amounts have been classified as “Long-term debt” in our accompanying consolidated statements of financial position.

The amounts we may borrow under the terms of our Credit Facilities are reduced by the face amount of our letters of credit outstanding. It is our policy to maintain availability at any time under our Credit Facilities amounts that are at least equal to the amount of commercial paper that we have outstanding at such time. Taking that policy into account, at December 31, 2014, we had approximately $522.5 million available to us under the terms of our Credit Facilities, determined as follows:

(in millions)
Total credit limit under Credit Facilities	$2,625.0
Less: Amounts outstanding under Credit Facilities	—
Principal amount of commercial paper outstanding	612.3
Credit Facilities	1,160.0
Letters of credit outstanding	330.2

Total amount available at December 31, 2014	$522.5

Senior Notes

All of our senior notes represent our unsecured obligations that rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Our senior notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables of our subsidiaries and the $200.0 million of senior notes issued by the OLP. The borrowings under our senior notes are non-recourse to our General Partner and Enbridge Management. All of our senior notes either pay or accrue interest semi-annually and have varying maturities and terms.

The OLP, our operating subsidiary that owns the Lakehead system, has $200.0 million of senior notes outstanding representing unsecured obligations that are structurally senior to our senior notes. The OLP Notes consist of $100.0 million of 7.000% senior notes due 2018 and $100.0 million of 7.125% senior notes due 2028. All of the OLP Notes pay interest semi-annually.

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

The scheduled maturity date for the Junior Notes is initially October 1, 2037, but we may extend the maturity date up to two times, on October 1, 2017, and October 1, 2027, in each case for an additional ten-year period. As a result, the scheduled maturity date may be extended to October 1, 2047, or October 1, 2057. Our obligation to repay the Junior Notes on the scheduled maturity date is limited by an agreement we refer to as the

Replacement Capital Covenant, which we entered into in connection with our offering of the Junior Notes, but not as part of the Junior Notes. The Replacement Capital Covenant limits the types of financing sources we can use to repay the Junior Notes. We are required to repay the Junior Notes on the scheduled maturity date only to the extent the principal amount repaid does not exceed proceeds we have received from the issuance and sale of securities, that, among other attributes defined in the Replacement Capital Covenant, have characteristics that are the same or more equity-like than the Junior Notes. We refer to the securities that meet this characterization as qualifying capital securities. If we do not receive sufficient proceeds from the sale of qualifying capital securities to repay the Junior Notes by the scheduled maturity date, we must use our commercially reasonable efforts to raise sufficient proceeds from the sale of qualifying capital securities to permit repayment of the Junior Notes on the following quarterly interest payment date, and on each subsequent quarterly interest payment date until the Junior Notes are paid in full. Regardless of the amount of qualifying capital securities that we have issued and sold, the final repayment date is initially October 1, 2067. We may extend the final repayment date for an additional ten-year period on October 1, 2017, and as a result the final repayment date may be extended to October 1, 2077. We may extend the scheduled maturity date whether or not we also extend the final repayment date, and we may extend the final repayment date whether or not we extend the scheduled maturity date.

We may redeem the Junior Notes in whole at any time, or in part, prior to October 1, 2017, for a “make-whole” redemption price, and thereafter at a redemption price equal to the principal amount plus accrued and unpaid interest on the Junior Notes. We may also redeem the Junior Notes prior to October 1, 2017, in whole, but not in part, upon the occurrence of certain tax or rating agency events at specified redemption prices. Our right to optionally redeem the Junior Notes is also limited by the Replacement Capital Covenant, which limits the types of financing sources we can use to redeem the Junior Notes in the same manner as to repay the Junior Notes, as discussed in the above paragraph.

MEP Credit Agreement

On November 13, 2013, in connection with the closing of the Offering, MEP, Midcoast Operating, and their material domestic subsidiaries, entered into a Credit Agreement, which we refer to as the MEP Credit Agreement, by and among MEP, as co-borrower and a guarantor, Midcoast Operating, as co-borrower and a guarantor, MEP’s material subsidiaries party thereto as guarantors, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, and each of the other lenders party thereto.

The MEP Credit Agreement is a committed senior revolving credit facility (with related letter of credit and swing line facilities) that permits aggregate borrowings of up to, at any one time outstanding, $850.0 million, including up to initially: (1) $90.0 million under the letter of credit facility; and (2) $75.0 million under the swing line facility. Subject to customary conditions, MEP may request that the lenders’ aggregate commitments be increased to an amount not to exceed $1.0 billion. The facility matures in two years, subject to four one-year requests for extensions. At December 31, 2014, MEP was in compliance with the terms of their financial covenants.

On September 30, 2014, MEP amended the MEP Credit Agreement to, among other things extend the maturity date from November 13, 2016, to September 30, 2017; however, $140.0 million of commitments will expire on the original maturity date of November 13, 2016. In connection with the amendment to the MEP Credit Agreement, MEP entered into an amended and restated subordination agreement by and among MEP, Midcoast Operating, the other parties from time to time party thereto and EEP in favor of Bank of America, N.A., as administrative agent, and for the benefit of the administrative agent and the lenders party to the Credit Agreement, to accommodate the subordination agreement entered into in connection with the Purchase Agreement, described below under “MEP Private Debt Issuance.”

Loans under the MEP Credit Agreement accrue interest at a per annum rate by reference, at MEP’s election, to the Eurodollar rate, which is equal to the LIBOR rate or a comparable or successor rate reasonably approved by the administrative agent, or base rate, in each case, plus an applicable margin. The applicable margin on

Eurodollar (LIBOR) rate loans ranges from 1.75% to 2.75% and the applicable margin on base rate loans ranges from 0.75% to 1.75%, in each case determined based upon our total leverage ratio (as defined below) at the applicable time. At December 31, 2014, MEP had $360.0 million in outstanding borrowings under the MEP Credit Agreement at a weighted average interest rate of 3.2%. Under the Credit Agreement, MEP had net repayments of approximately $25.0 million during the twelve month period ended December 31, 2014, which includes gross borrowings of $6,920.0 million and gross repayments of $6,895.0 million.

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

Each of MEP’s domestic material subsidiaries has unconditionally guaranteed all existing and future indebtedness and liabilities of the borrowers arising under the MEP Credit Agreement and other loan documents, and each co-borrower has guaranteed all such indebtedness and liabilities of the other co-borrower. The MEP Credit Agreement is unsecured but security will be provided upon occurrence of any of the following: (1) for two consecutive quarters, the total leverage ratio as described below, exceeds 4.25 to 1.00, or 4.75 to 1.00 during acquisition periods, (2) uncured breach to certain terms and conditions of the MEP Credit Agreement and (3) obtaining a non-investment grade initial debt rating from either S&P or Moody’s.

The MEP Credit Agreement also requires compliance with two financial covenants. MEP must not permit the ratio of consolidated funded debt to pro forma EBITDA (the total leverage ratio) of MEP and its consolidated subsidiaries (including Midcoast Operating), as of the end of any applicable four-quarter period, to exceed 5.00 to 1.00, or 5.50 to 1.00 during acquisition periods. MEP also must maintain (on a consolidated basis), as of the end of each applicable four-quarter period, a ratio of pro forma EBITDA to consolidated interest expense for such four-quarter period then ended of at least 2.50 to 1.00. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement.

MEP Private Debt Issuance

On September 30, 2014, MEP completed a private debt offering of $400.0 million of notes consisting of three tranches of senior notes: $75.0 million of 3.56% Series A Senior Notes due in 2019; $175.0 million of 4.04% Series B Senior Notes due in 2021; and $150.0 million of 4.42% Series C Senior Notes due in 2024, collectively the Notes. All of the Notes pay interest semi-annually on March 31 and September 30, commencing on March 31, 2015. MEP received approximately $398.1 million in net proceeds, which were used to repay outstanding indebtedness and for other general partnership purposes. Using a portion of the net proceeds, MEP settled two interest rate swaps for a net payment of $0.9 million on September 30, 2014, which will be amortized to interest expense over the original five year hedge term.

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

The Purchase Agreement contains events of default, indemnities, and covenants customary for transactions of this nature. These covenants and restrictive provisions are subject to exceptions and qualifications set forth in the Purchase Agreement. At such time as we obtain an investment grade rating from either Moody’s or S&P, the obligation to provide security in certain circumstances will no longer be applicable to the Partnership or the guarantors and certain restrictions on prepayments of certain subordinated and affiliate will become less restricted.

The Purchase Agreement also requires compliance with two financial covenants. MEP must not permit the ratio of consolidated funded debt to pro forma EBITDA (the total leverage ratio) as of the end of any applicable four-quarter period, to exceed 5.00 to 1.00, or 5.50 to 1.00 during acquisition periods. MEP also must maintain, on a consolidated basis, as of the end of each applicable four-quarter period, a ratio of pro forma EBITDA to consolidated interest expense for such four quarter period then ended of at least 2.50 to 1.00. AT December 31, 2014, MEP was in compliance with the terms of its financial covenants under the Purchase Agreement.

The Notes are prepayable at our option, in whole or in part, provided that any such prepayment may incur a “make-whole” premium as specified in the Purchase Agreement. We must offer to prepay the notes upon the occurrence of any change of control. Under the Purchase Agreement, a change of control occurs if EEP or Enbridge ceases to control, directly or indirectly, our general partner. In addition, we must offer to prepay the Notes upon the occurrence of certain asset dispositions if the proceeds therefrom are not timely reinvested in productive assets.

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

Fair Value of Debt Obligations

The carrying amounts of our outstanding commercial paper, borrowings under our Credit Facilities, and the MEP Credit Agreement approximate their fair values at December 31, 2014 and December 31, 2013, respectively, due to the short-term nature and frequent repricing of these obligations. The fair value of our outstanding commercial paper and borrowings under our Credit Facilities and MEP Credit Agreement are included with our long-term debt obligations since we have the ability to refinance the amounts on a long-term basis.

The approximate fair values of our fixed-rate debt obligations was $5.1 billion and $4.9 billion at December 31, 2014, and December 31, 2013, respectively. We determined the approximate fair values using a standard methodology that incorporates pricing points that are obtained from independent, third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding. The fair value of our long-term debt obligations is categorized as Level 2 within the fair value hierarchy.

11.    PARTNERS’ CAPITAL

Our capital accounts are comprised of a 2% general partner interest and 98% limited partner interests. Our limited partner interests at December 31, 2014, include Class A and Class B common units, Class D units, i-units, IDUs and Series 1 preferred units. We refer to our Class A and Class B common units collectively as common units. Our limited partners have limited rights of ownership as provided for under our partnership agreement and, as discussed below, the right to participate in our distributions. Our General Partner manages our operations, subject to a delegation of control agreement with Enbridge Management, and participates in our distributions. At December 31, 2014 and 2013, our voting interests were as follows:

	2014	2013
Series 1 preferred units	9.6%	11.5%
Class A common units owned by the public	46.4%	55.2%
Class A common units owned by our General Partner	10.4%	12.3%
Class B common units owned by our General Partner	1.7%	2.1%
Class D units owned by our General Partner	14.7%	—%
i-units owned by Enbridge Management(1)	15.2%	16.9%
General Partner interest	2.0%	2.0%

	100.0%	100.0%

(1)	For the years ended December 31, 2014 and 2013, our General Partner owned 11.7% of Enbridge Management, which owns all of our i-units.

Equity Restructuring Transaction

On July 1, 2014, we entered into an equity restructuring transaction, or Equity Restructuring, with the General Partner in which the General Partner irrevocably waived its right to receive cash distributions and allocations of items of income, gain, deduction, and loss in excess of 2% in respect of its general partner interest in the incentive distribution rights, or Previous IDRs, in exchange for the issuance to a wholly-owned subsidiary of the General Partner of (i) 66.1 million units of a new class of limited partner interests designated as Class D units, and (ii) 1,000 units of a new class of limited partner interests designated as Incentive Distribution Units, or IDUs.

The Class D units entitle the holder thereof to receive quarterly distributions equal to the amount derived by multiplying the number of Class D units outstanding by the distribution rate paid on our common units. The Class D units are convertible on a one-for-one basis into our Class A common units any time after the fifth anniversary of issuance, or July 1, 2019, at the holder’s option. We may redeem the Class D units in whole or in part after the 30-year anniversary of issuance, or July 1, 2044, at our option for either a cash amount equal to the notional value per unit, or with newly issued Class A common units with an aggregate market value at redemption equal to 105% of the aggregate notional value of the Class D units being redeemed. The Class D units have a notional value of $31.35 per unit, which was the closing price of our Class A common units on June 17, 2014, and have the same voting rights as the Class A common units. In the event of a liquidation event (or any merger or other extraordinary transaction), the Class D units entitle the holder thereof to a preference in liquidation equal to 20% of the notional value, with such preference being increased by an additional 20% on each anniversary of issuance, resulting in a liquidation preference equal to 100% of the notional value on and after July 1, 2018.

The IDUs entitle the holder thereof to receive 23% of the incremental distributions we pay in excess of $0.5435 per common unit and Class D unit per quarter. In the event of any decrease in the Class A common unit distribution below the current quarterly distribution level of $0.5435 per unit in any quarter during the five years commencing with the fourth quarter of 2014, the distribution we pay on the Class D units will be adjusted to the amount that we would have paid in respect of the Previous IDRs had the Equity Restructuring not occurred. In addition, we reduced the third quarter 2014 distribution on the Class D units so that the aggregate distributions paid in calendar year 2014 with respect to the previous IDRs, the Class D units, and the IDUs did not exceed the distribution that we would have paid in calendar year 2014 in respect to the Previous IDRs had the Equity Restructuring not occurred.

We recorded the Class D units and IDUs at their fair values of $2,480.0 million and $491.7 million, respectively, with the offset being recorded as a reduction to the carrying amounts of the capital accounts of the Class A and Class B common units, the i-units and the general partner on a pro rata basis. We determined the fair values of the Class D units using a market approach based upon the closing price of the Class A common units as of July 1, 2014 adjusted for differences in specific rights granted to the Class D units and other economic factors that would affect the fair value of the Class D units. We determined the fair value of the IDUs using an income approach on the basis of discounted cash flows from expected quarterly distributions.

Series 1 Preferred Unit Purchase Agreement

On May 8, 2013, we issued and sold 48,000,000 of our preferred units, representing limited partner interests in us, or Preferred Units, for aggregate proceeds of approximately $1.2 billion. We used proceeds from the Preferred Unit issuance to repay commercial paper, to finance a portion of its capital expansion program relating to its core liquids and natural gas systems and for general partnership purposes.

The Preferred Units are entitled to annual cash distributions of 7.50% of the issue price, payable quarterly, which are subject to reset every five years. However, these quarterly cash distributions, during the first full eight quarters ending June 30, 2015, will accrue and accumulate, which we refer to as the Payment Deferral. Thus we will accrue, but not pay these amounts until the earlier of the fifth anniversary of the issuance of such Preferred Units or the redemption of such Preferred Units by us. The quarterly cash distribution for the three month period ended June 30, 2013, was prorated from May 8, 2013.

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

Issuance of Class A Common Units

The following table presents the net proceeds from our Class A common unit issuances for the year ended December 31, 2012. There were no issuances of Class A common units for the years ended December 31, 2014 and 2013.

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

Investments

In September 2013, Enbridge Management completed a public offering of 8,424,686 Listed Shares, representing limited liability company interests with limited voting rights, at a price to the underwriters of $28.02 per Listed Share. Enbridge Management received net proceeds of $235.6 million, which were subsequently invested in a number of our i-units equal to the number of Listed Shares sold in the offering. We used the proceeds from our issuance of i-units to Enbridge Management to repay commercial paper, finance a portion of our capital expansion program relating to our core liquids and natural gas systems and for general corporate purposes.

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

Distributions of our available cash are generally made 98% to holders of our limited partner units and 2% to our General Partner. However, distributions are subject to the payment of incentive distributions to our General Partner to the extent that certain target levels of distributions to the unitholders are achieved. Before July 1, 2014 the incentive distributions payable to our General Partner were 15%, 25% and 50% of all quarterly distributions of available cash that exceed target levels of $0.295, $0.35 and $0.495 per limited partner units, respectively. After July 1, 2014, the incentive distributions payable to the IDUs are 25% of all quarterly distributions of available cash that exceed the target level of $0.5435 per limited partner unit. As set forth in our partnership agreement, we will not make cash distributions on our i-units, but instead, will distribute additional i-units such that the cash is retained and used in our operations and to finance a portion of our capital expansion projects.

Enbridge Management, as owner of the i-units, does not receive distributions in cash. Instead, each time that we make a cash distribution to our General Partner, holders of the Class D units, and holders of our Class A and Class B common units, the number of i-units owned by Enbridge Management and the percentage of our total units owned by Enbridge Management will increase automatically under the provisions of our partnership agreement with the result that the number of i-units owned by Enbridge Management will equal the number of Enbridge Management’s listed and voting shares that are then outstanding. The amount of this increase in i-units is determined by dividing the cash amount distributed per common unit by the average price of one of Enbridge Management’s listed shares on the NYSE for the 10 trading day period immediately preceding the ex-dividend date for Enbridge Management’s shares multiplied by the number of shares outstanding on the record date. The cash equivalent amount of the additional i-units is treated as if it had actually been distributed for purposes of determining the distributions to be made to our General Partner.

Distribution to Partners

The following table sets forth our distributions, as approved by the board of directors of Enbridge Management, during the years ended December 31, 2014, 2013 and 2012.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit	Cash available for distribution	Amount of Distribution of i-units to i-unit Holders(1)	Retained from General Partner(2)	Distribution of Cash
				(in millions, except per unit amounts)
2014
October 31	November 7	November 14	$0.5550	$221.8	$37.3	$0.8	$183.7
July 31	August 7	August 14	$0.5550	224.7	36.7	0.8	187.2
April 30	May 8	May 15	$0.5435	214.5	35.3	0.7	178.5
January 30	February 7	February 14	$0.5435	213.7	34.6	0.7	178.4

				$874.7	$143.9	$3.0	$727.8

2013
October 31	November 7	November 14	$0.5435	$213.1	$34.1	$0.7	$178.3
July 29	August 7	August 14	$0.5435	206.8	28.9	0.6	177.3
April 30	May 8	May 15	$0.5435	206.2	28.4	0.6	177.2
January 30	February 7	February 14	$0.5435	198.9	22.4	0.4	176.1

				$825.0	$113.8	$2.3	$708.9

2012
October 31	November 7	November 14	$0.5435	$198.5	$22.0	$0.4	$176.1
July 30	August 7	August 14	$0.5435	187.5	21.6	0.5	165.4
April 30	May 7	May 15	$0.5325	180.7	20.9	0.4	159.4
January 30	February 7	February 14	$0.5325	180.3	20.5	0.4	159.4

				$747.0	$85.0	$1.7	$660.3

(1)	We issued 4,562,088, 3,769,989 and 2,632,090 i-units to Enbridge Management, L.L.C., the sole owner of our i-units, during 2014, 2013 and 2012, respectively, in lieu of cash.

(2)	We retained an amount equal to 2% of the i-unit distribution from our General Parner to maintain its 2% general partner interest in us.

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

The affiliate amounts incurred by us for services received pursuant to the services agreements are reflected in “Operating and administrative—affiliate” on our consolidated statements of income.

Service Agreements

Our General Partner, Enbridge Management, Enbridge and affiliates of Enbridge provide managerial, administrative, operational and director services to us pursuant to service agreements, and we reimburse them for the costs of those services. Through an operational services agreement among Enbridge, Enbridge Operational Services, Inc., or EOSI, and Enbridge Pipelines, both subsidiaries of Enbridge, all of whom we refer to as the Canadian service providers, and us, we are charged for the services of Enbridge employees resident in Canada. Through a general and administrative services agreement among us, our General Partner, Enbridge Management and Enbridge Employee Services, Inc., or EES, we are charged for the services of employees resident in the United States. The charges related to these service agreements are included in “Operating and administrative—affiliate” expenses on our consolidated statements of income.

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

The total amount we reimbursed the Canadian service providers pursuant to the operational services agreement for the years ended December 31, 2014, 2013 and 2012, was $150.9 million, $154.9 million and $133.0 million, respectively.

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

The total amount reimbursed by us for services received pursuant to the general and administrative services agreement for the years ended December 31, 2014, 2013 and 2012, was $179.0 million, $284.1 million and $291.1 million, respectively.

Enbridge and its affiliates allocated direct workforce costs to us for our construction projects of $44.3 million, $51.7 million and $33.1 million during 2014, 2013 and 2012, respectively, that we recorded as additions to “Property, plant and equipment, net” on our consolidated statements of financial position.

Insurance Allocation Agreement

We participate in the comprehensive insurance program that is maintained by Enbridge for it and its subsidiaries. In December 2012, the Partnership entered into an insurance allocation agreement with Enbridge and another Enbridge subsidiary, which was amended and restated on November 13, 2013, to add MEP as a party. Under this agreement, in the unlikely event multiple insurable incidents occur which exceed coverage limits within the same insurance period, the total insurance coverage will be allocated among the Enbridge entities on an equitable basis.

Sale of Accounts Receivable

Certain of our subsidiaries entered into a receivables purchase agreement, dated June 28, 2013, and amended on September 20, 2013 and December 2, 2013, which we refer to as the Receivables Agreement, with an indirect wholly-owned subsidiary of Enbridge. The Receivables Agreement and the transactions contemplated thereby were approved by the special committee of the board of directors of Enbridge Management. Pursuant to the Receivables Agreement, the Enbridge subsidiary will purchase on a monthly basis, for cash, current accounts receivable and accrued receivables, or the receivables, of the respective subsidiaries initially up to a monthly maximum of $450.0 million. Following the sale and transfer of the receivables to the Enbridge subsidiary, the receivables are deposited in an account of that subsidiary, and ownership and control are vested in that subsidiary. The Enbridge subsidiary has no recourse with respect to the receivables acquired from these operating subsidiaries under the terms of and subject to the conditions stated in the Receivables Agreement.

We and MEP act in an administrative capacity as collection agents on behalf of the Enbridge subsidiary and can be removed at any time in the sole discretion of the Enbridge subsidiary. We have no other involvement with the purchase and sale of the receivables pursuant to the Receivables Agreement. The Receivables Agreement terminates on December 30, 2016.

Consideration for the receivables sold is equivalent to the carrying value of the receivables less a discount for credit risk. The difference between the carrying value of the receivables sold and the cash proceeds received is recognized in “Operating and administrative-affiliate” expense in our consolidated statements of income. For the years ended December 31, 2014 and 2013, the cost stemming from the discount on the receivables sold was not material.

For the years ended December 31, 2014 and 2013, we sold and derecognized receivables of $4,987.0 million and $2,241.5 million, respectively. For the years ended December 31, 2014 and 2013, the cash proceeds were $4,985.7 million and $2,235.7 million, respectively, which was remitted to us through our centralized treasury system. As of December 31, 2014 and 2013, $378.0 million and $380.1 million, respectively, of the receivables were outstanding and had not been collected on behalf of the Enbridge subsidiary.

As of December 31, 2014, and December 31, 2013, we had $71.9 million and $69.4 million, respectively, included in “Restricted cash” on our consolidated statements of financial position, consisting of cash collections related to the Receivables sold that have yet to be remitted to the Enbridge subsidiary as of December 31, 2014.

Line 6A and 6B Expense Reimbursement

For the years ended December 31, 2014, 2013 and 2012, we have reimbursed Enbridge $0.4 million, $0.5 million and $4.1 million, respectively, for its assistance with the administration and clean-up efforts for our Line 6A and 6B crude oil releases. For further details related to our Line 6A and 6B crude oil releases, refer to Note 13. Commitments and Contingencies—Lakehead Lines 6A and 6B Crude Oil Releases.

Affiliate Revenues and Purchases

We purchase natural gas from third-parties, which subsequently generates operating revenues from sales to Enbridge and its affiliates. These transactions are entered into at the market price on the date of sale and are presented in “Commodity sales—affiliate” on our Consolidated Statements of Income. We also record operating revenues in our Liquids segment for storage, transportation and terminaling services we provide to affiliates, which are presented in “Transportation and other services—affiliate” on our Consolidated Statements of Income.

We also purchase natural gas from Enbridge and its affiliates for sale to third-parties at market prices on the date of purchase. Included in our results for the years ended December 31, 2014, 2013 and 2012, are costs for natural gas purchases of $119.2 million, $119.5 million and $287.9 million, respectively, related to these purchases. Purchases of natural gas, NGLs, and crude oil from Enbridge and its affiliates are presented in “Commodity costs—affiliate” on our consolidated statements of income.

Facilities Cost Reimbursement Agreement

In 2007, we entered into an agreement with Enbridge Pipelines to install and operate certain sampling and related facilities for the purpose of improving the quality of crude oil and the transportation services on our Lakehead system, which directly increases the transportation services revenue of Enbridge Pipelines. As compensation for installing and operating these transportation facilities, Enbridge Pipelines makes annual payments to us on a cost of service basis. The income we recorded for providing these transportation services in 2014, 2013 and 2012 was approximately $0.8 million, $0.8 million and $0.8 million, respectively.

General Partner Equity Transactions

Our General Partner owns an effective 2% general partner interest in us. Pursuant to our partnership agreement we paid cash distributions to our General Partner of $79.5 million, $139.3 million and $122.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The cash distributions we make to our General Partner exclude an amount equal to 2% of the i-units, which we retain from the General Partner to maintain its 2% general partner interest in us.

As of December 31, 2014, and 2013, our General Partner owned 46,518,336 Class A common units, representing a 10.4% and 12.3% limited partner voting interest in us for the respective years. We paid the General Partner cash distributions of $102.2 million, $101.1 million and $100.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, with respect to its ownership of Class A common units.

As of December 31, 2014, and 2013, our General Partner also owned 7,825,500 Class B common units, representing a 1.7% and 2.1% limited partner voting interest in us for the respective years. We paid the General Partner cash distributions of $17.2 million, $17.0 million and $16.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, with respect to its ownership of Class B common units.

As of December 2014, our General Partner also owned 48,000,000 Series 1 Preferred Units, representing 9.6% and 11.5% of limited partner voting interests in the partnership for December 31, 2014, and 2013, respectively.

The following table presents our issuances of limited partner interests where our General Partner made a contribution to retain its 2% general partner interest:

Issuance Dates	Number of Class A common units Issued	Offering Price per Class A common unit(1)	Net Proceeds to the Partnership(2)	General Partner Contribution	Net Proceeds Including General Partner Contribution
	(in millions, except units and per unit amount)
2012
September	16,100,000	$28.64	$446.8	$9.4	$456.2

(1)	The offering price per unit listed for the Equity Distribution Agreement, or EDA, issuances is a calculated average unit price for the periods indicated.

(2)	Net of underwriters’ fees and discounts, commissions and issuance expenses.

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

Related Party Transactions with Joint Ventures

We have a 35% aggregate indirect interest in the Texas Express NGL system, which is comprised of two joint ventures with third parties that together include a 593-mile NGL intrastate transportation pipeline and a related NGL gathering system that was placed into service in the fourth quarter of 2013. Our equity investment in the Texas Express NGL system at December 31, 2014 and 2013, was $380.6 million and $371.3 million, respectively, which is included on our consolidated statements of financial position in “Other assets, net.” For the year ended December 31, 2014 and 2013, we recognized $13.2 million and $(1.0) million of equity earnings (losses), respectively, in “Other income (expense)” on our consolidated statements of income related to our investment in the system.

For the year ended December 31, 2014 and 2013, we incurred $21.9 million and $3.2 million, respectively, of pipeline transportation and demand fees from Texas Express NGL system for our Natural Gas business. We did not incur any fees from the Texas Express NGL system for the year ended December 31, 2012. These expenses are recorded in “Commodity costs—affiliate” on our consolidated statements of income.

Our Natural Gas business has made commitments to transport up to 120,000 bpd of NGLs on the Texas Express NGL system from 2014 to 2022.

Financing Transactions with Affiliates

Distribution from MEP

The following table presents distributions paid by MEP to its public Class A common unitholders and us during the year ended December 31, 2014, representing the noncontrolling interest in MEP.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total MEP Distribution
		(in millions)
October 30, 2014	November 14, 2014	$8.4	$7.2	$15.6
July 31, 2014	August 14, 2014	8.1	6.9	15.0
April 29, 2014	May 15, 2014	7.8	6.6	14.4
January 29, 2014	February 14, 2014	4.2	3.5	7.7

		$28.5	$24.2	$52.7

Joint Funding Arrangement for Alberta Clipper Pipeline

In July 2009, we entered into a joint funding arrangement to finance the construction of the United States segment of the Alberta Clipper Pipeline with several of our affiliates and affiliates of Enbridge, which we refer to as the Series AC. As part of the joint funding arrangement, we have borrowings outstanding and payable to our General Partner under a promissory note, which we refer to as the A1 Term Note. The A1 Term Note bears interest at a fixed rate of 5.20% and has a maximum loan amount of $400.0 million. Pursuant to the terms of the A1 Term Note, we are required to make semi-annual payments of principal and accrued interest. The semi-annual principal payments are based upon a straight-line amortization of the principal balance over a 30 year period as set forth in the approved terms of the cost of service recovery model associated with the Alberta Clipper Pipeline, with the unpaid balance due in 2020. The A1 Term Note has recourse only to the assets of the United States portion of the Alberta Clipper Pipeline and is subordinate to all of our senior indebtedness.

A summary of the cash activity for the A1 Term Note for the years ended December 31, 2014, 2013 and 2012, are as follows:

A1 Term Note
(in millions)
Balance at December 31, 2012	$330.0
Repayments	(12.0)

Balance at December 31, 2013	318.0
Repayments	(12.0)

Balance at December 31, 2014	$306.0

We incurred interest expense under the A1 Term Note of $24.3 million, $25.2, and $26.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. We have presented the amounts in “Interest expense, net” on our consolidated statements of income.

On January 2, 2015, we completed a transaction pursuant to which the General Partner and its affiliates contributed to us the remaining 66.7% interest in the U.S. segment of the Alberta Clipper Pipeline in exchange for approximately 18,114,975 units of a new class of limited partner interests designated as Class E units with an aggregate value of $694.0 million. As part of this transaction, we repaid the borrowings outstanding of $306.0 million on the A1 Term Note. See Note 21. Subsequent Events for more information about this transaction.

Distribution to Series AC Interests

The following table presents distributions paid by the OLP to our General Partner and its affiliate during the years ended December 31, 2014, 2013 and 2012, representing the noncontrolling interest in the Series AC and to us, as the holders of the Series AC general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to Partnership	Amount Paid to the noncontrolling interest	Total Series AC Distribution
		(in millions)
2014
October 31	November 14	$10.1	$20.3	$30.4
July 31	August 14	7.4	14.8	22.2
April 30	May 15	6.6	13.1	19.7
January 30	February 14	6.4	12.8	19.2

		$30.5	$61.0	$91.5

2013
October 31	November 14	$7.0	$14.1	$21.1
July 29	August 14	5.5	11.0	16.5
April 30	May 15	7.5	14.9	22.4
January 30	February 14	6.9	13.8	20.7

		$26.9	$53.8	$80.7

2012
October 31	November 14	$6.5	$12.9	$19.4
July 30	August 14	7.2	14.4	21.6
April 30	May 15	8.4	16.8	25.2
January 30	February 14	7.9	15.8	23.7

		$30.0	$59.9	$89.9

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

On June 28, 2013, we and our affiliates entered into an agreement with our General Partner pursuant to which we exercised our option to decrease our economic interest and funding of the Eastern Access Projects from 40% to 25%. Additionally, within one year of the in-service date, scheduled for early 2016, we have the option to increase our economic interest by up to 15 percentage points. We received $90.2 million from our General Partner in consideration for our assignment to it of this portion of our interest, determined based on the capital we had funded prior to June 28, 2013 pursuant to Eastern Access Projects. Our General Partner now owns 75% of the EA interests, and the Eastern Access Projects are jointly funded by our General Partner at 75% and us at 25%.

Our General Partner made equity contributions totaling $622.5 million and $609.2 million to the OLP for the years ended December 31, 2014 and 2013, respectively to fund its equity portion of the construction costs associated with the Eastern Access Projects.

Distribution to Series EA Interests

The following table presents distributions paid by the OLP to our General Partner and its affiliate during the year ended December 31, 2014, representing the noncontrolling interest in the Series EA, and to us, as the holders of the Series EA general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead), L.L.C., the managing general partner of the OLP and the Series EA interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total Series EA Distribution
		(in millions)
October 31, 2014	November 14, 2014	$14.6	$43.7	$58.3
July 31, 2014	August 14, 2014	5.6	16.7	22.3
April 29, 2014	May 15, 2014	2.5	6.5	9.0

		$22.7	$66.9	$89.6

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

On June 28, 2013, we and our affiliates entered into an agreement with our General Partner pursuant to which we exercised our option to decrease our economic interest and funding in the projects from 40% to 25%. Additionally, within one year of the in-service date, currently scheduled for 2016, we have the option to increase our economic interest held at that time by up to 15 percentage points. All other operations are captured by the Lakehead interests. We received $12.0 million from our General Partner in consideration for our economic interest. Our General Partner now owns 75% of the ME interests, and the U.S. Mainline Expansion Projects are jointly funded by our General Partner at 75% and us at 25%.

Our General Partner has made equity contributions totaling $577.5 million and $159.9 million to the OLP for the years ended December 31, 2014 and 2013, respectively to fund its equity portion of the construction costs associated with the U.S. Mainline Expansion Projects.

Distribution to Series ME Interests

The following table presents distributions paid by the OLP to our General Partner and its affiliate during the year ended December 31, 2014, representing the noncontrolling interest in the Series ME, and to us, as the holders of the Series ME general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead), L.L.C., the managing general partner of the OLP and the Series ME interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total Series EA Distribution
		(in millions)
October 31, 2014	November 14, 2014	$0.6	$1.9	$2.5

Noncontrolling Interests

The following table presents the components of net income attributable to noncontrolling interests as presented on our Consolidated Statements of Income:

	For the year ended December 31
	2014	2013	2012
	(in millions)
Alberta Clipper Interests	$54.6	$52.6	$53.9
Eastern Access Interests	145.3	32.1	3.4
U.S. Mainline Expansion Interests	33.8	4.3	(0.3)
Midcoast Energy Partners, L.P.	29.6	(0.7)	—

Total	$263.3	$88.3	$57.0

Midcoast Energy Partners, L.P.

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

Omnibus Agreement

We, Midcoast Holdings, L.L.C., or the MEP General Partner, MEP, and Enbridge, entered in the Omnibus Agreement to which we agreed to indemnify MEP for certain matters, including environmental, right-of-way and permit matters, and we granted MEP a license to use the Enbridge logo and certain other trademarks and tradenames. The Omnibus Agreement may be terminated by the mutual agreement of the parties, or by either Enbridge or MEP in the event that we cease to control the MEP General Partner, provided that our indemnification obligations will remain in full force and effect until they expire in accordance with their respective terms.

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

Intercorporate Services Agreement

We entered into an Intercorporate Service Agreement, or the Intercorporate Services Agreement, with MEP, pursuant to which we will provide MEP with the following services:

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

Financial Support Agreement

We entered into a Financial Support Agreement with Midcoast Operating, or the Financial Support Agreement, pursuant to which we will provide letters of credit and guarantees, not to exceed $700.0 million in the aggregate at any time outstanding, in support of Midcoast Operating’s and its wholly owned subsidiaries’ financial obligations under derivative agreements and natural gas and NGL purchase agreements to which Midcoast Operating, or one or more of its wholly owned subsidiaries, is a party. Under the Financial Support Agreement, our support of Midcoast Operating’s and its wholly owned subsidiaries’ obligations will terminate on the earlier to occur of (1) November 13, 2017, and (2) the date on which EEP owns, directly or indirectly (other than through its ownership interests in MEP), less than 20% of the total outstanding limited partner interests in Midcoast Operating.

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

Amended and Restated Allocation Agreement

MEP entered into an Amended and Restated Allocation Agreement, or the Insurance Allocation Agreement, by and among MEP, Enbridge, EEP and Enbridge Income Fund Holdings Inc., in order to participate in the comprehensive insurance program that is maintained by Enbridge for it and its subsidiaries. Under the Insurance Allocation Agreement, in the unlikely event that multiple insurable incidents occur that exceed coverage limits within the same insurance period, the total insurance coverage available to Enbridge and its subsidiaries under the insurance program will be allocated among the participating Enbridge entities on an equitable basis.

Working Capital Credit Facility

On November 13, 2013, we entered into a $250.0 million Working Capital Loan Agreement, or the Working Capital Credit Facility, by and between Midcoast Operating, as borrower, and us, as lender. On October 30, 2014, Midcoast Operating notified us that it was exercising its right to terminate the Working Capital Agreement upon 30-days’ notice, and such termination occurred in the fourth quarter of 2014. As of December 31, 2014, there were no outstanding borrowings under the Working Capital Agreement.

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

As of December 31, 2014 and 2013, we had $60.1 million and $25.8 million, respectively, included in “Other long-term liabilities,” that we have accrued for costs we have recognized primarily to address remediation of contaminated sites, asbestos containing materials, management of hazardous waste material disposal, outstanding air quality measures for certain of our liquids and natural gas assets and penalties we have been or expect to be assessed.

Griffith Terminal Crude Oil Release

On February 25, 2014, a release of approximately 975 barrels of crude oil occurred within the Griffith Terminal in Griffith, Indiana. A repair plan has been reviewed with PHMSA and repair work has commenced. The released oil was fully contained within our facility and substantially all of the free product was recovered. The released oil did not affect the local community, wildlife or water supply. In connection with this crude oil release, the cost estimate is approximately $7.0 million, excluding possible fines and penalties. As of December 31, 2014, we made payments of $6.3 million, and we have a remaining estimated liability of $0.7 million.

Lakehead Lines 6A & 6B Crude Oil Releases

Line 6B Crude Oil Release

On July 26, 2010, a release of crude oil on Line 6B of our Lakehead system was reported near Marshall, Michigan. We estimate that approximately 20,000 barrels of crude oil were leaked at the site, a portion of which reached the Talmadge Creek, a waterway that feeds the Kalamazoo River. The released crude oil affected approximately 38 miles of shoreline along the Talmadge Creek and Kalamazoo River waterways, including residential areas, businesses, farmland and marshland between Marshall and downstream of Battle Creek, Michigan. In response to the release, a unified command structure was established under the jurisdiction of the EPA, the Michigan Department of Natural Resources and Environment, or MDNRE, and other federal, state and local agencies.

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

As of December 31, 2014, regulatory authority has transferred from the EPA to the Michigan Department of Environmental Quality, or MDEQ. We are now working with the MDEQ who has oversight over submerged oil reassessment, sheen management and sediment trap monitoring and maintenance activities from the EPA to the MDEQ, through a Kalamazoo River Residual Oil Monitoring and Maintenance Work Plan, or the Plan.

As of December 31, 2014, our total cost estimate for the Line 6B crude oil release is $1.21 billion, which is an increase of $85.9 million as compared to December 31, 2013. On May 28, 2014 the MDEQ, Water Resource Division, approved our Schedule of Work for the remainder of 2014. The total cost increase of $85.9 million during the year ended December 31, 2014, is primarily related to the MDEQ approved Schedule of Work, completion of the dredge activities near Ceresco and Morrow Lake, and estimated civil penalties under the Clean Water Act of the United States, as described below under Lines 6A & 6B Fines and Penalties.

For purposes of estimating our expected losses associated with the Line 6B crude oil release, we have included those costs that we considered probable and that could be reasonably estimated at December 31, 2014. Our estimates exclude: (1) amounts we have capitalized, (2) any claims associated with the release that may later become evident, (3) amounts recoverable under insurance, and (4) fines and penalties from other governmental agencies except as described in the Line 6A & 6B Fines and Penalties section below. Our assumptions include, where applicable, estimates of the expected number of days the associated services will be required and rates that we have obtained from contracts negotiated for the respective service and equipment providers. As we receive invoices for the actual personnel, equipment and services, our estimates will continue to be further refined. Our estimates also consider currently available facts, existing technology and presently enacted laws and regulations. These amounts also consider our and other companies’ prior experience remediating contaminated sites and data released by government organizations. Despite the efforts we have made to ensure the reasonableness of our estimates, changes to the recorded amounts associated with this release are possible as more reliable information becomes available. We continue to have the potential of incurring additional costs in connection with this crude oil release due to variations in any or all of the categories described above, including modified or revised requirements from regulatory agencies, in addition to fines and penalties as well as expenditures associated with litigation and settlement of claims.

The material components underlying our total estimated loss for the cleanup, remediation and restoration associated with the Line 6B crude oil release include the following:

(in millions)
Response personnel & equipment	$551.6
Environmental consultants	227.0
Professional, regulatory and other	429.4

Total	$1,208.0

For the years ended December 31, 2014, 2013 and 2012, we made payments of $141.4 million, $156.3 million and $134.0 million, for costs associated with the Line 6B crude oil release. For the years ended December 31, 2014 and 2013, we had a remaining estimated liability of $195.2 million and $258.9. million, respectively. Additionally, we recognized $42.0 million and $170.0 million, respectively, of insurance recoveries in our consolidated statements of income for the years ended, 2013 and 2012, respectively. We did not recognize any insurance recoveries for the year ended December 31, 2014.

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

In connection with this crude oil release, the total cost estimate as of December 31, 2014 is approximately $51.0 million, before insurance recoveries and excluding fines and penalties, which is an increase of $3.0 million as compared to December 31, 2013. These costs included the emergency response, environmental remediation and cleanup activities associated with the crude oil release. For the years ended 2013 and 2012, we paid $1.5 million and $1.2 million, respectively, related to the costs on the Line 6A release, with no such costs paid in 2014. For the year ended December 31, 2014 our remaining estimated liability was $3.0 million, we adjusted our liability primarily due to additional legal expenses. At December 31, 2013, we had no estimated liability.

We continue to monitor this estimate based upon actual invoices received and paid, to determine if our estimate should be updated. We have the potential of incurring additional costs in connection with this crude oil release, including fines and penalties as well as expenditures associated with litigation.

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

Lines 6A & 6B Fines and Penalties

Due to the absence of sufficient information, we cannot provide a reasonable estimate of the liability for potential fines and penalties that could be assessed in connection with the Line 6A release. At December 31, 2014, our total estimated costs for the Line 6A crude oil release do not include an estimate for fines and penalties, which may be imposed by the EPA and PHMSA, in addition to other federal, state and local governmental agencies.

At December 31, 2014, our estimated costs related to the Line 6B crude oil release included $47.5 million in fines and penalties. Of this amount, $3.7 million related to civil penalties assessed by PHMSA that we paid during the third quarter of 2012. The total also included an amount of $40.0 million related to civil penalties under the Clean Water Act of the United States. While no final fine or penalty has been assessed or agreed to date, we believe that, based on the best information available at this time, the $40.0 million represents an estimate of the minimum amount which may be assessed, excluding costs of injunctive relief that may be agreed to with the relevant governmental agencies. Given the complexity of settlement negotiations, which we expect will continue, and the limited information available to assess the matter, we are unable to reasonably estimate the final penalty which might be incurred or to reasonably estimate a range of outcomes at this time. Injunctive relief is likely to include further measures directed toward enhancing spill prevention, leak detection, and emergency response to environmental events. The cost of compliance with such measures could be significant. Discussions with governmental agencies regarding fines, penalties, and injunctive relief are ongoing.

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

A majority of the costs incurred for the crude oil release for Line 6B are covered by the insurance policy that expired on April 30, 2011, which had an aggregate limit of $650.0 million for pollution liability for Enbridge and its affiliates. Including our remediation spending through December 31, 2014, costs related to Line 6B have exceeded the limits of the coverage available under this insurance policy. As of December 31, 2014, we have recorded total insurance recoveries of $547.0 million for the Line 6B crude oil release, out of the $650.0 million aggregate limit. We will record receivables for additional amounts we claim for recovery pursuant to our insurance policies during the period that we deem realization of the claim for recovery to be probable.

In March 2013, we and Enbridge filed a lawsuit against the insurers of our remaining $145.0 million coverage, as one particular insurer is disputing our recovery eligibility for costs related to our claim on the Line 6B crude oil release and the other remaining insurers assert that their payment is predicated on the outcome of our recovery with that insurer. We received a partial recovery payment of $42.0 from the other remaining insurers.

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

Enbridge renewed its comprehensive property and liability insurance programs under which we are insured through April 30, 2015, having a liability aggregate limit of $700.0, including sudden and accidental pollution liability. The deductible applicable to oil pollution events was increased to $30.0 million per event, from the previous $10.0 million. In the unlikely event that multiple insurable incidents which in aggregate exceed coverage limits occur within the same insurance period, the total insurance coverage will be allocated among the Enbridge entities on an equitable basis based on an insurance allocation agreement we have entered into with Enbridge, MEP, and other Enbridge subsidiaries.

Lakehead Line 14 Crude Oil Release

On July 27, 2012, a release of crude oil was detected on Line 14 of our Lakehead system near Grand Marsh, Wisconsin. The estimate of volume of the oil released was approximately 1,700 barrels. We received a CAO, from PHMSA, on July 30, 2012 followed by an amended CAO, which we refer to as the PHMSA Corrective Action Orders, on August 1, 2012. Upon restart of Line 14 on August 7, 2012, PHMSA restricted the operating pressure to 80% of the pressure in place at the time immediately prior to the incident. During the fourth quarter of 2013 we received approval from the PHMSA to remove the pressure restrictions and to return to normal operating pressures for a period of twelve months. In December 2014, PHMSA again considered the status of the pipeline in light of information they acquired throughout 2014. On December 9, 2014, we received a letter from PHMSA approving our request to continue the normal operation of Line 14 without pressure restrictions.

The total estimated costs for repair and remediation associated with this crude oil release were approximately $10.5 million, inclusive of approximately $1.6 million of lost revenue and excluding any fines and penalties. There was no remaining liability as of December 31, 2014. Despite the efforts we have made to ensure the reasonableness of our estimate, changes to the estimated amounts associated with this release are possible as more reliable information becomes available. We will be pursuing claims under our insurance policy, although we do not expect any recoveries to be significant.

Legal and Regulatory Proceedings

We are a participant in various legal and regulatory proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We are also directly, or indirectly, subject to challenges by special interest groups to regulatory approvals and permits for certain of our expansion projects.

A number of governmental agencies and regulators have initiated investigations into the Line 6B crude oil release. Approximately 7 actions or claims are pending against us and our affiliates, in state and federal courts in connection with the Line 6B crude oil release, including direct actions and actions seeking class status. Based on the current status of these cases, we do not expect the outcome of these actions to be material.

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

On July 25, 2013, the United States Department of Justice, or DOJ, and the EPA filed a complaint against us related to permit violations for the discharge of hydrotest water in 2010 related to the Alberta Clipper Pipeline and one of our affiliates. We have agreed to settle with the DOJ and EPA for $254 thousand related to the Alberta Clipper Pipeline portion of the permit violation.

Oil and Gas in Custody

Our Liquids assets transport crude oil and NGLs owned by our customers for a fee. The volume of liquid hydrocarbons in our pipeline systems at any one time varies from approximately 29.0 million to 61.0 million barrels, virtually all of which is owned by our customers. Under the terms of our tariffs, losses of crude oil from identifiable incidents not resulting from our direct negligence may be apportioned among our customers. In addition, we maintain adequate property insurance coverage with respect to crude oil and NGLs in our custody.

Approximately 40% of the natural gas volumes on our Natural Gas assets are transported for customers on a contractual basis. We purchase the remaining volumes and sell to third parties downstream of the purchase point. At any point in time, the value of our customers’ natural gas in the custody of our Natural Gas systems is not significant to our operating results, cash flows, or financial position.

Rights-of-Way

As part of our pipeline construction process, we must obtain certain rights-of-way from landowners whose property the pipeline will cross. Rights-of-way that we buy are capitalized as part of “Property, plant and equipment, net” in our consolidated statements of financial position. Rights-of-way that we lease are expensed. We have recorded expenses of $3.6 million, $2.3 million and $2.7 million for the leased right-of-way agreements for the years ended December 31, 2014, 2013 and 2012, respectively.

Future Minimum Commitments

As of December 31, 2014, our future minimum commitments that have remaining non-cancelable terms in excess of one year are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Purchase commitments(1)	$1,012.7	$—	$—	$—	$—	$—	$1,012.7
Power commitments(2)	14.8	9.2	6.3	3.8	1.5	—	35.6
Other operating leases	25.6	23.5	21.9	15.2	14.8	342.3	443.3
Right-of-way	2.3	2.1	1.7	1.6	1.5	33.7	42.9
Product purchase obligations(3)	23.1	8.3	14.7	24.5	25.5	112.5	208.6
Transportation/Service contract obligations(4)	63.3	58.3	99.5	109.1	113.8	403.5	847.5
Fractionation agreement obligations(5)	70.1	70.1	70.1	70.1	70.1	235.0	585.5

Total	$1,211.9	$171.5	$214.2	$224.3	$227.2	$1,127.0	$3,176.1

(1)	Represents commitments to purchase materials, primarily pipe from third-party suppliers in connection with our growth projects.

(2)	Represents commitments to purchase power in connection with our Liquids segment.

(3)	We have long-term product purchase obligations with several third-party suppliers to acquire natural gas and NGLs at the approximate market value at the time of delivery.

(4)	The service contract obligations represent the minimum payment amounts for firm transportation and storage capacity we have reserved on third-party pipelines and storage facilities.

(5)	The fractionation agreement obligations represent the minimum payment amounts for firm fractionation of our NGL supply that we reserve at third party fractionation facilities.

The purchases made under our non-cancelable commitments for the years ended December 31, 2014, 2013 and 2012 were $1.9 billion, $590.7 million and $276.7 million, respectively.

The consolidated operating expenses include lease and rental expense amounts of $18.2 million, $25.0 million and $27.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.

14.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Our net income and cash flows are subject to volatility stemming from changes in interest rates on our variable rate debt obligations and fluctuations in commodity prices of natural gas, NGLs, condensate, crude oil and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL and condensate sales and the corresponding commodity costs of natural gas and natural gas liquids we purchase for processing. Our interest rate risk exposure results from changes in interest rates on our variable rate debt and exists at the corporate level where our variable rate debt obligations are issued. Our exposure to commodity price risk exists within each of our segments. We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in interest rates and commodity prices, as well as to reduce volatility of our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on interest rates or commodity prices. We have hedged a portion of our exposure to the variability in future cash flows associated with the risks discussed above through 2019 in accordance with our risk management policies.

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	December 31,
	2014	2013
	(in millions)
Other current assets	$185.5	$21.2
Other assets, net	93.3	74.4
Accounts payable and other(1)	(315.4)	(172.0)
Other long-term liabilities	(124.6)	(12.3)
Due from general partner and affiliates	0.3	—

	$(160.9)	$(88.7)

(1)	Includes $28.4 million of cash collateral at December 31, 2014, and $16.7 million of cash collateral at December 31, 2013.

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

Also included in AOCI are unrecognized losses of approximately $28.4 million associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated. These losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings. During the years ended December 31, 2014 and 2013, unrealized commodity hedge losses of $0.2 million and gains of $1.7 million, respectively, were de-designated as a result of the hedges no longer meeting hedge accounting criteria. We estimate that approximately $219.9 million, representing unrealized net losses from our cash flow hedging activities based on pricing and positions at December 31, 2014, will be reclassified from AOCI to earnings during the next 12 months.

In September 2014, we amended the maturity date on certain interest rate hedges of future debt issuances that were originally set to mature in 2014 and 2016 to better reflect the expected timing of future debt issuances. The ineffective portion of the hedges fair value in relation to the hedged future debt issuances is recognized in income at the amendment date and each quarter end. For the year ended December 31, 2014, we recognized in interest expense unrealized losses for hedge ineffectiveness of approximately $100.6 million associated with interest rate hedges that were originally set to mature in 2014 and 2016.

During the first quarter 2014, it was determined that a portion of forecasted short term debt transactions were not expected to occur, due to changing funding requirements. Since we will require less short-term debt than previously forecasted, we terminated several of our existing interest rate hedges used to lock-in interest rates on our short-term debt issuances as these hedges no longer met the cash flow hedging requirements. These terminations resulted in realized losses of $0.8 million for the year ended December 31, 2013.

During the year ended December 31, 2013 it was determined that a portion of forecasted short term debt transactions were not expected to occur, due to changing funding requirements. Since we required less short term debt than previously forecasted, we terminated several of our existing interest rate hedges used to lock-in interest rates on our short-term debt issuances as these hedges no longer met the cash flow hedging requirements. These terminations resulted in realized losses of $5.3 million of additional interest expense for the year ended December 31, 2013.

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

	December 31,
	2014	2013
	(in millions)
Counterparty Credit Quality (1)
AAA	$0.1	$0.3
AA(2)	(49.8)	(49.7)
A(3)	(129.1)	(40.1)
Lower than A	17.9	0.8

	$(160.9)	$(88.7)

(1)	As determined by nationally-recognized statistical ratings organizations.

(2)	Includes $28.4 million of cash collateral at December 31, 2014.

(3)	Includes $16.7 million of cash collateral at December 31, 2013.

As the net value of our derivative financial instruments has decreased in response to changes in interest rates, our outstanding financial exposure to third parties has also decreased. When credit thresholds are met pursuant to the terms of our ISDA®, financial contracts, we have the right to require collateral from our counterparties. We include any cash collateral received in the balances listed above. As of December 31, 2014 we are holding $28.4 million in cash collateral on our asset exposures. As of December 31, 2013, we held $16.7 million in cash collateral on our asset exposures. Cash collateral is classified as “Restricted cash” in our consolidated statements of financial position. When we are in a position of posting collateral to cover our counterparties’ exposure to our non-performance, the collateral is provided through letters of credit, which are not reflected above.

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

In the event that our credit ratings were to decline to the lowest level of investment grade, as determined by Standard & Poor’s and Moody’s, we would be required to provide additional amounts under our existing letters of credit to meet the requirements of our ISDA® agreements. For example, if our credit ratings had been at the lowest level of investment grade at December 31, 2014 we would have been required to provide additional letters of credit in the amount of $50.6 million.

At December 31, 2014 and 2013, we had credit concentrations in the following industry sectors, as presented below:

	December 31,
	2014	2013
	(in millions)
United States financial institutions and investment banking entities(1)	$(147.1)	$(85.0)
Non-United States financial institutions(2)	(54.2)	0.8
Other	40.4	(4.5)

	$(160.9)	$(88.7)

(1)	Includes $28.4 million of cash collateral at December 31, 2014.

(2)	Includes $16.7 million of cash collateral at December 31, 2013.

As of December 31, 2014, we have provided letters of credit totaling $329.6 million and $76.1 million relating to our liability exposures pursuant to the margin thresholds in effect at December 31, 2014 and 2013, respectively, under our ISDA® agreements

Gross derivative balances are presented below before the effects of collateral received or posted and without the effects of master netting arrangements. Both our assets and liabilities are adjusted for non-performance risk, which is statistically derived. This credit valuation adjustment model considers existing derivative asset and liability balances in conjunction with contractual netting and collateral arrangements, current market data such as credit default swap rates and bond spreads and probability of default assumptions to quantify an adjustment to fair value. For credit modeling purposes, collateral received is included in the calculation of our assets, while any collateral posted is excluded from the calculation of the credit adjustment. Our credit exposure for these OTC derivatives is directly with our counterparty and continues until the maturity or termination of the contracts.

Effect of Derivative Instruments on the Consolidated Statements of Financial Position

		Asset Derivatives		Liability Derivatives
	Financial Position Location	Fair Value at December 31,		Fair Value at December 31,
		2014	2013(3)	2014	2013(3)
		(in millions)
Derivatives designated as hedging instruments(1)
Interest rate contracts	Other current assets	$—	$8.1	$—	$—
Interest rate contracts	Other assets	—	57.1	—	—
Interest rate contracts	Accounts payable and other(2)	—	11.9	(241.0)	(145.5)
Interest rate contracts	Other long-term liabilities	—	—	(102.0)	(11.3)
Commodity contracts	Other current assets	26.1	2.0	—	(0.6)
Commodity contracts	Other assets	2.1	3.5	—	(0.5)
Commodity contracts	Accounts payable and other	—	1.9	—	(12.7)
Commodity contracts	Other long-term liabilities	—	0.6	—	(1.4)

		28.2	85.1	(343.0)	(172.0)

Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	159.4	11.8	—	(0.1)
Commodity contracts	Other assets	91.2	17.6	—	(3.3)
Commodity contracts	Accounts payable and other (2)	—	5.4	(46.0)	(16.3)
Commodity contracts	Other long-term liabilities	—	—	(22.6)	(0.2)
Commodity contracts	Due from general partner and affiliates	0.3	—	—	—

		250.9	34.8	(68.6)	(19.9)

Total derivative instruments		$279.1	$119.9	$(411.6)	$(191.9)

(1)	Includes items currently designated as hedging instruments. Excludes the portion of de-designated hedges which may have a component remaining in AOCI.

(2)	Liability derivatives exclude $28.4 and $16.7 million of cash collateral at December 31, 2014 and 2013, respectively.

(3)

The effect of derivative instruments on the consolidated statements of financial position, as of December 31, 2013, was revised to disclose the financial position location on a gross basis. The revisions to the disclosures are not considered material to and had no impact on amounts previously reported in the consolidated statements of financial position.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Location of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
(in millions)
For the year ended December 31, 2014
Interest rate contracts	$(163.4)	Interest expense	$(16.2)	Interest expense	$(100.1)
Commodity contracts	29.9	Commodity costs	(5.8)	Commodity costs	5.6

Total	$(133.5)		$(22.0)		$(94.5)

For the year ended December 31, 2013
Interest rate contracts	$251.0	Interest expense	$(29.8)	Interest expense	$(21.5)
Commodity contracts	(16.5)	Commodity costs	2.7	Commodity costs	3.3

Total	$234.5		$(27.1)		$(18.2)

For the year ended December 31, 2012
Interest rate contracts	$(45.4)	Interest expense	$(28.9)	Interest expense	$(20.5)
Commodity contracts	41.8	Commodity costs	0.1	Commodity costs	3.1

Total	$(3.6)		$(28.8)		$(17.4)

(1)

Includes only the ineffective portion of derivatives that are designated as hedging instruments and does not include net gains or losses associated with derivatives that do not qualify for hedge accounting treatment.

Components of Accumulated Other Comprehensive Income/(Loss)

Cash Flow Hedges
(in millions)
Balance at December 31, 2013	$(76.6)
Other Comprehensive Income before reclassifications(1)	(155.9)
Amounts reclassified from AOCI(2)(3)	21.2
Tax benefit (expense)	(0.1)

Net other comprehensive income	$(134.8)

Balance at December 31, 2014	$(211.4)

(1)	Excludes NCI gain of $6.3 million reclassified from AOCI at December 31, 2014.

(2)	Excludes NCI gain of $0.8 million reclassified from AOCI at December 31, 2014.

(3)	For additional details on the amounts reclassified from AOCI, reference the Reclassifications from Accumulated Other Comprehensive Income table below.

Reclassifications from Accumulated Other Comprehensive Income

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Losses (gains) on cash flow hedges:
Interest Rate Contracts(1)	$16.2	$29.8	$28.9
Commodity Contracts(2)(3)	5.0	(2.7)	(0.1)

Total Reclassifications from AOCI	$21.2	$27.1	$28.8

(1)	Loss (gain) reported within “Interest expense” in the Consolidated Statements of Income.

(2)	Loss (gain) reported within “Commodity costs” in the Consolidated Statements of Income.

(3)	Excludes NCI gain of $0.8 million year ending December 31, 2014.

Effect of Derivative Instruments on Consolidated Statements of Income

		December 31,
		2014	2013	2012(6)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings(1)	Amount of Gain (Loss) Recognized in Earnings(2)
		(in millions)
Interest rate contracts	Interest expense(3)	$—	$—	$—
Commodity contracts	Transportation and other services	17.4	(3.0)	—
Commodity contracts	Commodity sales(4)	23.7	(3.0)	7.4
Commodity contracts	Commodity sales—affiliate	0.3	—	—
Commodity contracts	Power	0.7	0.6	0.1
Commodity contracts	Commodity costs(5)	136.8	(8.0)	19.5

Total		$178.9	$(13.4)	$27.0

(1)

Includes only net gains or losses associated with those derivatives that do not qualify for hedge accounting treatment and does not include the ineffective portion of derivatives that are designated as hedging instruments.

(2)	Does not include settlements associated with derivative instruments that settle through physical delivery.

(3)	Includes settlement gains of $0 million, $0.2 million, and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)	Includes settlement gains of $4.5 million, $1.4 million, and $6.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(5)	Includes settlement gains (losses) of $8.0 million and ($4.6) million and $21.4 million for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

(6)

The effects of derivatives instruments on consolidated statements of income have been revised to include settlement gains on derivatives not designated as hedge instruments of $28.1 million for the year ended December 31, 2012.

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

Offsetting of Financial Assets and Derivative Assets

	As of December 31, 2014
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$279.1	$—	$279.1	$(91.8)	$187.3

Total	$279.1	$—	$279.1	$(91.8)	$187.3

	As of December 31, 2013
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$119.9	$(24.3)	$95.6	$(18.6)	$77.0

Total	$119.9	$(24.3)	$95.6	$(18.6)	$77.0

(1)	Includes $28.4 million and $16.7 million of cash collateral at December 31, 2014 and December 31, 2013, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities

	As of December 31, 2014
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$(440.0)	$—	$(440.0)	$91.8	$(348.2)

Total	$(440.0)	$—	$(440.0)	$91.8	$(348.2)

	As of December 31, 2013
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$(208.6)	$24.3	$(184.3)	$18.6	$(165.7)

Total	$(208.6)	$24.3	$(184.3)	$18.6	$(165.7)

(1)	Includes $28.4 million and $16.7 million of cash collateral at December 31, 2014 and December 31, 2013, respectively.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our valuation of the financial assets and liabilities and their placement within the fair value hierarchy.

	December 31, 2014					December 31, 2013
	Level 1	Level 2	Level 3	Collateral	Total	Level 1	Level 2	Level 3	Collateral	Total
	(in millions)
Interest rate contracts(1)	$—	$(343.0)	$—	$—	$(343.0)	$—	$(79.7)	$—	$—	$(79.7)
Commodity contracts:
Financial	—	41.6	42.7	—	84.3	—	6.4	(6.9)	—	(0.5)
Physical	—	—	19.5	—	19.5	—	—	(0.2)	—	(0.2)
Commodity options	—	—	106.7	—	106.7	—	—	8.4	—	8.4

	—	(301.4)	168.9	—	(132.5)	—	(73.3)	1.3	—	(72.0)

Cash Collateral	—	—	—	(28.4)	(28.4)	—	—	—	(16.7)	(16.7)

Total	$—	$(301.4)	$168.9	$(28.4)	$(160.9)	$—	$(73.3)	$1.3	$(16.7)	$(88.7)

(1)	Amounts have been revised to exclude $16.7 million of cash collateral at December 31, 2013.

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

Quantitative Information About Level 3 Fair Value Measurements

Contract Type	Fair Value at December 31, 2014(2)	Valuation Technique	Unobservable Input	Range(1)
				Lowest	Highest	Weighted Average	Units
	(in millions)
Commodity Contracts— Financial
Natural Gas	$0.6	Market Approach	Forward Gas Price	2.55	3.72	3.04	MMBtu
NGLs	42.1	Market Approach	Forward NGL Price	0.48	1.14	0.64	Gal
Commodity Contracts— Physical
Natural Gas	1.5	Market Approach	Forward Gas Price	1.55	4.08	3.08	MMBtu
Crude Oil	(0.9)	Market Approach	Forward Crude Price	49.57	55.60	53.51	Bbl
NGLs	18.9	Market Approach	Forward NGL Price	0.06	1.21	0.54	Gal
Commodity Options
Natural Gas, Crude and NGLs	106.7	Option Model	Option Volatility	19%	94%	36%

Total Fair Value	$168.9

(1)	Prices are in dollars per MMBtu for Natural Gas, Gal for NGLs, Bbl for Crude Oil and MWh for Power.

(2)	Fair values are presented in millions of dollars and include credit valuation adjustments of approximately $1.0 million of losses.

Quantitative Information About Level 3 Fair Value Measurements

Contract Type	Fair Value at December 31, 2013(2)	Valuation Technique	Unobservable Input	Range(1)
				Lowest	Highest	Weighted Average	Units
	(in millions)
Commodity Contracts— Financial
Natural Gas	$—	Market Approach	Forward Gas Price	3.64	4.41	4.14	MMBtu
NGLs	(6.9)	Market Approach	Forward NGL Price	1.00	2.13	1.38	Gal
Commodity Contracts— Physical
Natural Gas	1.1	Market Approach	Forward Gas Price	3.36	4.82	4.15	MMBtu
Crude Oil	(0.5)	Market Approach	Forward Crude Price	86.37	103.04	97.24	Bbl
NGLs	(0.1)	Market Approach	Forward NGL Price	0.02	2.19	0.95	Gal
Power	(0.7)	Market Approach	Forward Power Price	32.40	38.98	35.07	MWh
Commodity Options
Natural Gas, Crude and NGLs	8.4	Option Model	Option Volatility	18%	44%	28%

Total Fair Value	$1.3

(1)	Prices are in dollars per MMBtu for Natural Gas, Gal for NGLs, Bbl for Crude Oil and MWh for Power.
(2)	Fair values are presented in millions and include credit valuation adjustments of approximately $0.1 million of gains.

Level 3 Fair Value Reconciliation

The table below provides a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities measured on a recurring basis from January 1, 2014 to December 31, 2014. No transfers of assets between any of the Levels occurred during the period.

	Commodity Financial Contracts	Commodity Physical Contracts	Commodity Options	Total
	(in millions)
Beginning balance as of January 1, 2014	$(6.9)	$(0.2)	$8.4	$1.3
Transfer in (out) of Level 3(1)	—	—	—	—
Gains or losses
Included in earnings	30.2	48.6	101.7	180.5
Included in other comprehensive income	16.9	—	—	16.9
Purchases, issuances, sales and settlements
Purchases	—	—	0.7	0.7
Sales	—	—	(2.1)	(2.1)
Settlements(2)	2.5	(28.9)	(2.0)	(28.4)

Ending balance as of December 31, 2014	$42.7	$19.5	$106.7	$168.9

Amount of changes in net assets attributable to the change in derivative gains or losses related to assets still held at the reporting date	$42.2	$19.0	$100.4	$161.6

Amounts reported in commodity sales	$—	$24.0	$—	$24.0

(1)	Our policy is to recognize transfers as of the last day of the reporting period.

(2)	Settlements represent the realized portion of forward contracts.

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at December 31, 2014 and 2013.

	At December 31, 2014						At December 31, 2013
	Commodity	Notional(1)	Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
			Receive	Pay	Asset	Liability	Asset	Liability
Portion of contracts maturing in 2015
Swaps
Receive variable/pay fixed	Natural Gas	896,915	$2.94	$3.67	$—	$(0.7)	$—	$—
	NGL	225,850	$35.24	$65.37	$—	$(6.8)	$—	$—
	Crude Oil	912,250	$56.73	$86.82	$—	$(27.4)	$—	$—
Receive fixed/pay variable	Natural Gas	3,645,440	$3.95	$2.93	$3.7	$—	$—	$—
	NGL	1,980,850	$46.91	$27.11	$39.2	$—	$1.5	$(1.1)
	Crude Oil	1,759,415	$93.79	$56.75	$65.0	$—	$8.3	$—
Receive variable/pay variable	Natural Gas	59,606,800	$2.89	$2.89	$1.5	$(1.7)	$0.1	$—
Physical Contracts
Receive variable/pay fixed	Natural Gas	232,400	$3.09	$2.99	$—	$—	$—	$—
	NGL	206,300	$22.54	$39.95	$—	$(3.6)	$—	$—
	Crude Oil	11,300	$53.44	$56.27	$—	$—	$—	$—
Receive fixed/pay variable	Natural Gas	290,114	$3.02	$3.18	$—	$—	$—	$—
	NGL	1,042,921	$44.60	$25.58	$19.8	$—	$—	$—
	Crude Oil	65,000	$62.46	$54.00	$0.5	$—	$—	$—
Receive variable/pay variable	Natural Gas	148,689,068	$2.95	$2.95	$2.2	$(1.0)	$0.5	$(0.1)
	NGL	7,221,805	$22.68	$22.30	$3.7	$(1.0)	$—	$—
	Crude Oil	558,553	$50.57	$53.07	$0.3	$(1.7)	$—	$—
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	181,435	$3.15	$3.85	$—	$(0.1)	$—	$—
	Crude Oil	415,950	$62.96	$82.69	$—	$(8.1)	$—	$—
Receive fixed/pay variable	Natural Gas	75,000	$3.48	$3.52	$—	$—	$—	$—
	NGL	823,500	$39.64	$28.18	$9.3	$—	$—	$—
	Crude Oil	415,950	$85.08	$62.96	$9.1	$—	$0.7	$—
Receive variable/pay variable	Natural Gas	20,587,000	$3.30	$3.29	$0.5	$(0.3)	$—	$—
Physical Contracts
Receive fixed/pay variable	NGL	1,788	$28.67	$25.71	$—	$—	$—	$—
Receive variable/pay variable	Natural Gas	34,834,479	$3.40	$3.39	$0.7	$(0.4)	$0.1	$—
Portion of contracts maturing in 2017
Swaps
Receive fixed/pay variable	NGL	365,000	$24.78	$22.79	$0.7	$—	$—	$—
	Crude Oil	365,000	$69.35	$66.97	$0.8	$—	$—	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	14,909,743	$3.77	$3.76	$0.2	$(0.1)	$—	$—
Portion of contracts maturing in 2018
Swaps
Receive variable/pay variable	Natural Gas	900,000	$4.03	$4.03	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.

(2)	Weighted average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGL and crude oil.

(3)

The fair value is determined based on quoted market prices at December 31, 2014 and 2013 discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $0.5 million of losses and $0.1 million of gains at December 31, 2014 and 2013, respectively, and cash collateral received.

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at December 31, 2014 and 2013.

	At December 31, 2014						At December 31, 2013
			Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value
	Commodity	Notional(1)			Asset	Liability	Asset	Liability
Portion of option contracts maturing in 2015
Puts (purchased)	Natural Gas	4,015,000	$3.90	$3.03	$3.8	$—	$1.7	$—
	NGL	2,254,500	$43.41	$26.09	$40.2	$—	$6.0	$—
	Crude Oil	730,000	$81.56	$56.78	$18.8	$—	$1.8	$—
Calls (written)	Natural Gas	1,277,500	$5.05	$3.03	$—	$—	$—	$(0.3)
	NGL	1,433,250	$45.74	$25.97	$—	$(0.6)	$—	$(1.0)
	Crude Oil	730,000	$88.39	$56.78	$—	$(0.4)	$—	$(1.9)
Puts (written)	Natural Gas	4,015,000	$3.90	$3.02	$—	$(3.8)	$—	$—
Calls (purchased)	Natural Gas	1,277,500	$5.05	$3.03	$—	$—	$—	$—
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	1,647,000	$3.75	$3.46	$1.0	$—	$—	$—
	NGL	2,836,500	$39.24	$27.03	$39.3	$—	$—	$—
	Crude Oil	805,200	$75.91	$63.21	$14.7	$—	$—	$—
Calls (written)	Natural Gas	1,647,000	$4.98	$3.46	$—	$(0.1)	$—	$—
	NGL	2,836,500	$45.14	$27.03	$—	$(3.2)	$—	$—
	Crude Oil	805,200	$86.68	$63.34	$—	$(2.7)	$—	$—
Puts (written)	Natural Gas	1,647,000	$3.75	$3.46	$—	$(1.0)	$—	$—
Calls (purchased)	Natural Gas	1,647,000	$4.98	$3.46	$0.1	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	365,000	$23.10	$22.79	$1.2	$—	$—	$—
	Crude Oil	365,000	$66.00	$66.97	$4.1	$—	$—	$—
Calls (written)	NGL	365,000	$26.15	$22.79	$—	$(0.7)	$—	$—
	Crude Oil	365,000	$74.00	$66.97	$—	$(3.3)	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.

(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.

(3)

The fair value is determined based on quoted market prices at December 31, 2014 and 2013, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $0.7 million of losses at December 31, 2014 and cash collateral received.

Fair Value Measurements of Interest Rate Derivatives

We enter into interest rate swaps, caps and derivative financial instruments with similar characteristics to manage the cash flow associated with future interest rate movements on our indebtedness. The following table provides information about our current interest rate derivatives for the specified periods.

	Accounting Treatment	Notional	Average Fixed Rate(1)	Fair Value(2) December 31,
Date of Maturity & Contract Type				2014	2013(3)
		(dollars in millions)
Contracts maturing in 2015
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$510	1.53%	$(0.2)	$(6.8)

Contracts maturing in 2016
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$90	0.55%	$(0.1)	$—

Contracts maturing in 2017
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$450	2.21%	$(12.9)	$(13.8)

Contracts maturing in 2018
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$810	2.24%	$(1.3)	$3.3

Contracts maturing in 2019
Interest Rate Swaps—Pay Fixed	Cash Flow Hedge	$620	2.96%	$(3.3)	$—

Contracts settling prior to maturity
2015—Pre-issuance Hedges	Cash Flow Hedge	$1,000	5.48%	$(258.3)	$—
2016—Pre-issuance Hedges	Cash Flow Hedge	$500	4.21%	$(63.4)	$60.8
2017—Pre-issuance Hedges	Cash Flow Hedge	$500	3.69%	$(36.0)	—
2018—Pre-issuance Hedges	Cash Flow Hedge	$350	3.08%	$(4.9)	—

(1)	Interest rate derivative contracts are based on the one-month or three-month LIBOR.

(2)

The fair value is determined from quoted market prices at December 31, 2014 and 2013, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustments of approximately $37.4 million of gains at December 31, 2014 and $7.1 million of losses at December 31, 2013.

(3)	Includes $16.7 million of cash collateral at December 31, 2013.

15.    INCOME TAXES

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

We computed our income tax expense by applying a Texas state income tax rate to modified gross margin. Our Texas state income tax rate was 0.4% for the year ended December 31, 2014 and 0.5% for the years ended December 31, 2013 and 2012. Our income tax expense is summarized below:

	2014	2013	2012
	(in millions)
Current state	$5.5	$4.3	$8.1
Deferred state	4.1	14.4	—

Total income tax expense	$9.6	$18.7	$8.1

Our effective tax rate is calculated by dividing the income tax expense by the pretax net book income or loss. The income base for calculating our state income tax expense is modified gross margin for Texas rather than pretax net book income or loss. As a result, this difference is the only reconciling item between the statutory and effective income tax rate. Our effective tax rate for the years ended December 31, 2014, 2013, and 2012, is as follows:

	2014	2013	2012
	(in millions)
Income before income tax expense	$749.6	$179.1	$558.2
State income tax expense	$9.6	$18.7	$8.1
Effective income tax rate	1.3%	10.4%	1.6%

At December 31, 2014 and 2013, we included a current income tax payable of $1.5 million and $0.9 million, respectively, in “Property and other taxes payable” on our consolidated statements of financial position. In addition, at December 31, 2014 and 2013, we included a deferred income tax payable of $21.7 million and $17.4 million, respectively, in “Other long-term liabilities,” on our consolidated statements of financial position to reflect the tax associated with the difference between the net basis in assets and liabilities for financial and state tax reporting. We recognize deferred income tax assets and liabilities for temporary differences between the relevant basis of our assets and liabilities for financial reporting and tax purposes. The impact of changes in tax legislation on deferred income tax liabilities and assets is recorded in the period of enactment.

In June 2013, the Texas Legislature passed HB 500, which was subsequently signed into law. The most significant change in the law for us is that HB 500 allows a pipeline company that transports oil, gas, or other petroleum products owned by others to subtract as cost of goods sold, or COGS, its depreciation, operations, and maintenance costs related to the services provided. Under the new law, we are allowed additional deductions against its income for Texas Margin Tax purposes. At December 31, 2013, we included approximately $12.4 million in our deferred income tax liability as a result of the revised tax law. Our effective tax rate in the State of Texas is lower as a result of this law change.

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(in millions)
Net book basis of assets in excess of tax basis	$(21.5)	$(17.4)
Net book losses on derivatives not recognized for tax purposes	(0.2)	—

Net deferred tax liability	$(21.7)	$(17.4)

Accounting for Uncertainty in Income Taxes

The following is a reconciliation of our beginning and ending balance of unrecognized tax benefits in millions:

(in millions)
Unrecognized tax benefits at December 31, 2013	$29.8
Additions for tax positions taken in current period	3.4

Unrecognized tax benefits at December 31, 2014	$33.2

As of December 31, 2014 and 2013, the entire balance of unrecognized tax benefits would favorably affect our effective tax rate in future periods if recognized. It is reasonably possible that our liability for unrecognized tax benefits will increase by $3.4 million during the next twelve months. We also recognized interest accrued related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2014, the Company has accrued penalties of $0.5 million and interest of $0.4 million. Furthermore, we recognize accrued interest income related to unrecognized tax benefits in interest income when the related unrecognized tax benefits are recognized. As such, at December 31, 2014 and 2013, $0.7 million and $0.6 million of accrued interest income, respectively, has not been included in the balance of unrecognized tax benefits.

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for calendar years ended December 2013, 2012, and 2011.

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

During the first quarter of 2014, we changed our reporting segments. The Marketing segment was combined with the Natural Gas segment to form one new segment called “Natural Gas.” There was no change to the Liquids segment.

This change was a result of our reorganization resulting from the Offering, which prompted management to reassess the presentation of our reportable segments considering the financial information available and evaluated regularly by our Chief Operating Decision Maker. The new segment is consistent with how management makes resource allocation decisions and evaluates performance, and furthers the achievement of our long-term objectives. Financial information for the prior periods has been restated to reflect the change in reporting segments.

The following tables present certain financial information relating to our business segments and corporate activities:

	As of and for the year ended December 31, 2014
	Liquids	Natural Gas		Corporate(1)	Total
	(in millions)
Operating revenues:(2)
Commodity sales	$—	$5,693.9		$—	$5,693.9
Transportation and other services	2,070.4	200.4		—	2,270.8

	2,070.4	5,894.3		—	7,964.7

Commodity costs	—	5,145.9		—	5,145.9
Environmental costs, net of recoveries	97.3	—		—	97.3
Operating and administrative	500.8	438.6		10.6	950.0
Power	226.6	—		—	226.6
Depreciation and amortization	306.8	151.4		—	458.2

	1,131.5	5,735.9		10.6	6,878.0

Operating income (loss)	938.9	158.4		(10.6)	1,086.7
Interest expense, net	—	—		403.2	403.2
Allowance for equity used during construction	—	—		57.2	57.2
Other income (expense)	—	13.2	(3)	(4.3)	8.9

Income (loss) before income tax expense	938.9	171.6		(360.9)	749.6
Income tax expense	—	—		9.6	9.6

Net income (loss)	938.9	171.6		(370.5)	740.0
Less: Net income attributable to
Noncontrolling interest	—	—		263.3	263.3
Series 1 preferred unit distributions	—	—		90.0	90.0
Accretion of discount on Series 1 preferred units	—	—		14.9	14.9

Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$938.9	$171.6		$(738.7)	$371.8

Total Assets	$11,871.2	$5,633.5	(4)	$242.2	$17,746.9

Capital expenditures (excluding acquisitions)	$2,563.4	$230.0		$6.0	$2,799.4

(1)

Corporate consists of interest expense, interest income, allowance for equity during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.

(2)	There were no intersegment revenues for the year ended December 31, 2014.

(3)	Other income (expense) for our Natural Gas Segment includes our equity investment in the Texas Express NGL system which began recognizing operating costs during the fourth quarter of 2013.

(4)	Totals assets for our Natural Gas Segment includes $380.6 million for our long term equity investment in the Texas Express NGL system.

	As of and for the year ended December 31, 2013
	Liquids	Natural Gas		Corporate(1)	Total
	(in millions)
Operating revenues:(2)
Commodity sales	$—	$5,368.5		$—	$5,368.5
Transportation and other services	1,519.9	228.7		—	1,748.6

	1,519.9	5,597.2		—	7,117.1

Commodity costs	—	4,948.9		—	4,948.9
Environmental costs, net of recoveries	273.7	—		—	273.7
Operating and administrative	461.0	449.8		7.6	918.4
Power	147.7	—		—	147.7
Depreciation and amortization	244.9	143.1		—	388.0

	1,127.3	5,541.8		7.6	6,676.7

Operating income (loss)	392.6	55.4		(7.6)	440.4
Interest expense, net	—	—		320.4	320.4
Allowance for equity used during construction	—	—		43.1	43.1
Other income (expense)	—	(1.5	)(3)	17.5 (4)	16.0

Income (loss) before income tax expense	392.6	53.9		(267.4)	179.1
Income tax expense	—	—		18.7	18.7

Net income (loss)	392.6	53.9		(286.1)	160.4
Less: Net income attributable to
Noncontrolling interest	—	—		88.3	88.3
Series 1 preferred unit distributions	—	—		58.2	58.2
Accretion of discount on Series 1 preferred units	—	—		9.2	9.2

Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$392.6	$53.9		$(441.8)	$4.7

Total assets	$9,268.9	$4,635.1	(5)	$997.5	$14,901.5

Capital expenditures (excluding acquisitions)	$2,330.7	$251.3		$18.8	$2,600.8

(1)

Corporate consists of interest expense, interest income, allowance for equity during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.

(2)	There were no intersegment revenues for the year ended December 31, 2013.

(3)	Other income (expense) for our Natural Gas Segment includes our equity investment in the Texas Express NGL system, which began recognizing operating costs during the fourth quarter of 2013.

(4)	Other income (expense) for our Corporate segment includes a gain of $17.1 million from the El Dorado storage facility sale in November of 2013.

(5)	Totals assets for our Natural Gas Segment includes $ 371.3 million for our long term equity investment in the Texas Express NGL system.

	As of and for the year ended December 31, 2012
	Liquids	Natural Gas		Corporate(1)	Total
	(in millions)
Operating Revenues:
Commodity sales	$—	$5,120.5		$—	$5,120.5
Transportation and other services	1,347.3	239.8		—	1,587.1
Less: Intersegment Revenue	1.5	—		—	1.5

	1,345.8	5,360.3		—	6,706.1
Commodity costs	—	4,570.1		—	4,570.1
Environmental costs, net of recoveries	(91.3)	—		—	(91.3)
Operating and administrative	371.5	466.7		2.3	840.5
Power	148.8	—		—	148.8
Depreciation and amortization	210.0	134.8		—	344.8

	639.0	5,171.6		2.3	5,812.9

Operating income (loss)	706.8	188.7		(2.3)	893.2
Interest expense, net	—	—		345.0	345.0
Allowance for equity used during construction	—	—		11.2	11.2
Other expense	—	—		(1.2)	(1.2)

Income (loss) before income tax expense	706.8	188.7		(337.3)	558.2
Income tax expense	—	—		8.1	8.1

Net income (loss)	706.8	188.7		(345.4)	550.1
Less: Net income attributable to
Noncontrolling interest	—	—		57.0	57.0

Net income (loss) attributable to general and limited
partner ownership interests in Enbridge Energy Partners, L.P.	$706.8	$188.7		$(402.4)	$493.1

Total assets	$7,361.1	$5,334.8	(2)	$100.9	$12,796.8

Capital expenditures (excluding acquisitions)	$1,373.4	$439.7		$13.1	$1,826.2

(1)

Corporate consists of interest expense, interest income, allowance for equity during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.

(2)	Total assets for our Natural Gas Segment includes $183.7 million for our long-term equity investment in the Texas Express NGL system.

Our revenue is derived from a wide customer base. No revenues from transactions with a single external customer amounted to 10% or more of our total consolidated revenues for the years ended December 31, 2014, 2013, and 2012.

17.    REGULATORY MATTERS

Regulatory Accounting

We apply the authoritative regulatory accounting provisions to a number of our pipeline projects that meet the criteria outlined for regulated operations. The rates for Southern Access, Alberta Clipper, the Mainline Expansion Project, Eastern Access, the Line 6B 75-mile Replacement Project, Line 6B Integrity Project, and the Line 14 Project, which are currently the primary applicable projects, are based on a cost-of-service recovery model that follows the FERC’s authoritative guidance and is subject to annual filing requirements with the FERC. Under our cost-of-service tolling methodology, we calculate tolls annually based on forecast volumes and costs. A difference between forecast and actual results causes an over or under recovery in any given year. These over or under recoveries are deferred through a revenue adjustment and are returned to or recovered from shippers through future rate adjustments in the following year. Under the authoritative accounting provisions applicable to our regulated operations, over or under recoveries are recognized in the financial statements in the current period. This accounting model matches earnings to the period with which they relate and conforms to how we recover our costs associated with these expansions through the annual cost-of-service filings with the FERC and through toll rate adjustments with our customers.

Due to over or under recovery adjustments made in accordance with the FERC’s authoritative guidance and our cost-of-service tariff methodology, we recognize assets and liabilities for regulatory purposes. The assets and liabilities that we recognize for regulatory purposes are recorded on a net basis in “Other current assets” or “Accounts payable and other,” respectively, on our Consolidated Statements of Financial Position. As of December 31, 2014 and 2013, we had a net regulatory asset balance of $6.0 million and $7.7 million, respectively.

The net regulatory asset or liability balance is comprised of the cumulative over and under recovery adjustments made during the prior calendar year, less any amortizations, and the cumulative over and under recovery adjustments made during current calendar year to date. We track regulatory assets and liabilities by vintage, and our regulatory assets and liabilities are amortized on a straight-line basis over a one-year recovery period. Accordingly, amortization for a net regulatory asset or liability arising from over and under recovery adjustments related to any given calendar year does not begin until January of the following year. Our over and under recovery revenue adjustments and net regulatory asset amortization for the twelve month periods ended December 31, 2014, 2013, and 2012 are as follows:

	For the twelve month period ended December 31,
	2014	2013	2012
	(in millions)
Current Year (Over)/Under Recovery Adjustments	$6.0	$7.7	$(15.3)
Amortization of Prior Year Regulatory (Asset)/Liability	(7.7)	15.3	43.6

Other Contractual Obligations

Southern Access Pipeline

We have entered into certain contractual obligations with our customers on the Southern Access Pipeline in which a portion of the revenue earned on volumes above certain predetermined shipment levels, or qualifying volumes, are returned to the shippers through future rate adjustments. We record the liabilities associated with this contractual obligation in “Accounts payable and other,” on our Consolidated Statements of Financial Position. The amortization for this contractual obligation reflects the related transportation rate adjustment in the subsequent year. At December 31, 2014 we had no qualifying volume liabilities, and at December 31, 2013 we had $6.1 million in qualifying volume liabilities related to the Southern Access Pipeline on our Consolidated Statements of Financial Position.

For the years ended December 31, 2013 and 2012, we incurred liabilities related to contractual obligations with our customers on the Southern Access Pipeline related to qualifying volumes. As a result, in 2013 and 2012, we recorded a liability for the contractual amounts due back to our shippers with the corresponding amount as a reduction to revenue. We amortized the liability on a straight line basis as an adjustment to revenue in the following year. For the twelve month periods ended December 31, 2014 and 2013, we amortized through revenue $6.1 million and $6.3 million of qualifying volume liabilities, respectively, on our Consolidated Statements of Income with a corresponding amount reducing the contractual obligation on our Consolidated Statements of Financial Position.

Alberta Clipper Pipeline

A portion of the rates we charge our customers includes an estimate for annual property taxes. If the estimated property tax we collect from our customers is significantly higher than the actual property tax imposed, we are contractually obligated to refund 50% of the property tax over recovery to our customers. At December 31, 2014 and 2013, we had $5.9 million and $6.9 million, respectively, in property tax over recovery liabilities related to our Alberta Clipper Pipeline on our statements of financial position.

For the years ended December 31, 2013 and 2012, we also incurred liabilities related to contractual obligations with our customers on the Alberta Clipper Pipeline related to property taxes. As a result, in 2013 and 2012, we recorded a liability for the contractual amounts due back to our shippers with the corresponding amount as a reduction to revenue. We amortized the liability on a straight line basis as an adjustment to revenue in the following year. For the twelve month periods ended December 31, 2014 and 2013, we amortized through revenue $6.9 million and $6.0 million of property tax over recovery liabilities, respectively, on our Consolidated Statements of Income with a corresponding amount reducing the contractual obligation on our Consolidated Statements of Financial Position.

Allowance for Equity Used During Construction

We are permitted to capitalize and recover costs for rate-making purposes that include AEDC. In connection with construction of the Eastern Access Projects, Line 6B 75-mile Replacement and Mainline Expansion projects, we recorded $57.2 million, $43.1 million, and $11.2 million of “Allowance for equity used during construction” on our Consolidated Statements of Income at December 31, 2014, 2013 and 2012, respectively. We also recorded a corresponding $57.2 million, $43.1 million, and $11.2 million of AEDC in “Property, plant and equipment, net” on our Consolidated Statements of Financial Position at December 31, 2014, 2013 and 2012, respectively.

18.    SUPPLEMENTAL CASH FLOWS INFORMATION

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Cash Paid during the year for:
Interest (net of capitalization)	$332.4	$342.3	$352.1

Income taxes	$1.5	$2.5	$7.6

In the “Cash used in investing activities” section of the consolidated statements of cash flows, we exclude changes that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures (excluding “Investment in joint venture”):

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Additions to property, plant and equipment	$2,933.6	$2,409.9	$1,739.9
Increase (decrease) in construction payables	(141.0)	190.9	86.3
Capital leases	6.8	—	—

Total capital expenditures (excluding “Investment in joint venture”)	$2,799.4	$2,600.8	$1,826.2

19.    RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Discontinued Operations

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08 that changes the criteria and requires expanded disclosures for reporting discontinued operations. This accounting update is effective for annual and interim periods beginning after December 15, 2014, and is to be applied prospectively. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Revenues from Contracts with Customers

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

Going Concern Uncertainties

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

Hybrid Financial Instruments Issued in the Form of a Share

In November 2014, The FASB issued Accounting Standards Update No. 2014-16 with the intent to eliminate the use of different methods in practice in the accounting for hybrid financial instruments issued in the form of a share. The new standard clarifies the evaluation of the economic characteristics and risks of a host contract in these hybrid financial instruments. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements. This accounting update is effective for annual and interim periods beginning after December 15, 2015 and is to be applied on a modified retrospective basis.

20.    QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(in millions, except per unit amounts)
2014 Quarters
Operating revenue	$2,079.6	$1,871.1	$1,942.3	$2,071.7	$7,964.7
Operating expense	$1,864.9	$1,690.2	$1,701.9	$1,621.0	$6,878.0
Operating income	$214.7	$180.9	$240.4	$450.7	$1,086.7
Net income	$155.7	$112.5	$117.5	$354.3	$740.0
Net income attributable to noncontrolling interest	$36.3	$42.4	$70.7	$113.9	$263.3
Net income attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$93.3	$43.9	$20.5	$214.1	$371.8
Net income (loss) per common unit and i-unit	$0.18	$0.02	$(0.04)	$0.51	$0.67

2013 Quarters
Operating revenue	$1,693.0	$1,672.7	$1,789.4	$1,962.0	$7,117.1
Operating expense	$1,690.6	$1,463.7	$1,665.8	$1,856.6	$6,676.7
Operating income	$2.4	$209.0	$123.6	$105.4	$440.4
Net income (loss)	$(67.7)	$123.7	$61.3	$43.1	$160.4
Net income attributable to noncontrolling interest	$15.6	$18.4	$20.3	$34.0	$88.3
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(83.3)	$89.9	$14.9	$(16.8)	$4.7
Net income (loss) per common unit and i-unit	$(0.36)	$0.18	$(0.05)	$(0.15)	$(0.39)

21.    SUBSEQUENT EVENTS

Eaglebine Acquisition

On February 9, 2015, we announced an agreement with New Gulf Resources, LLC, or NGR, to purchase NGR’s midstream business in Leon, Madison and Grimes Counties, Texas for $85.0 million. The acquisition consists of a natural gas gathering system that is currently in operation moving equity and third party production.

Alberta Clipper Drop Down

On January 2, 2015, we closed a transaction, or the Drop Down, pursuant to which we acquired the remaining 66.7% interest in the U.S. segment of the Alberta Clipper Pipeline from our General Partner. The consideration consisted of approximately 18,114,975 units of a new class of limited partner interests designated as Class E units with an aggregate value of $694.0 million issued to the General Partner. In addition, we repaid the borrowings outstanding of $306.0 million on the A1 Term Note owed to the General Partner.

In connection with the closing of the Drop Down, we amended and restated the partnership agreement of the OLP, to, among other things, reflect the transfer by the General Partner to us of the Series AC units of the OLP, which represent limited partner interest in the OLP that relate to the U.S. Alberta Clipper assets of the OLP. In addition, we amended and restated our partnership agreement which among other things, provides for the issuance of and sets forth the rights, preferences and obligations of the Class E units.

The Class E units are entitled to the same distributions as the Partnership’s Class A common units held by the public and are convertible into Class A common units on a one-for-one basis at the General Partner’s option.

The Class E units are not entitled to distributions with respect to the quarter ended December 31, 2014. The Class E units are redeemable at our option after 30 years, if not earlier converted by the General Partner. The Class E units have a liquidation preference equal to their notional value at December 23, 2014 of $38.31 per unit, which was determined based on the trailing five-day volume-weighted average price of our Class A common units as of that date, which was the date on which we and the General Partner entered into a contribution agreement setting forth the terms of the Drop Down.

If the aggregate EBITDA, attributable to the Series AC interest in the OLP for calendar years 2015 and 2016 is less than $265.9 million, then 1,305,142 of the Class E units will be cancelled by us effective as of June 15, 2017 for no consideration and will no longer be deemed outstanding for any purposes under our partnership agreement.

In addition, during each taxable year during the period from January 1, 2015 through December 31, 2037 in which a majority of the Class E units issued on the closing date of the Drop Down remain outstanding, holders of Class A common units, Class B common units and Class D units of the Partnership (including those held by the General Partner) will be specially allocated items of gross income that would otherwise be allocated to holders of Class E units, to the extent that such an amount of gross income exists, in an annual amount equal to $40 million. The annual amount of such allocation will be reduced to $20 million for each taxable year beginning after December 31, 2037.

Distribution to Partners

On January 29, 2015, the board of directors of Enbridge Management declared a distribution payable to our partners on February 13, 2015. The distribution was paid to unitholders of record as of February 6, 2015, of our available cash of $233.9 million at December 31, 2014, or $0.57 per limited partner unit. Of this distribution, $194.2 million was paid in cash, $38.9 million was distributed in i-units to our i-unitholder and $0.8 million was retained from our General Partner in respect of the i-unit distribution to maintain its 2% general partner interest.

Distribution to Series AC Interests

On January 29, 2015, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP declared a final distribution payable to the holders of the Series AC general and limited partner interests. The OLP paid $27.5 million to the noncontrolling interest in the Series AC, while $13.7 million was paid to us.

Distribution to Series EA Interests

On January 29, 2015, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and a holder of the Series EA interests, declared a distribution payable to the holders of the Series EA general and limited partner interests. The OLP paid $67.0 million to the noncontrolling interest in the Series EA, while $22.3 million was paid to us.

Distribution to Series ME Interests

On January 29, 2015, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and a holder of the Series ME interests, declared a distribution payable to the holders of the Series ME general and limited partner interests. The OLP paid $5.2 million to the noncontrolling interest in the Series ME, while $1.8 million was paid to us.

Distribution from MEP

On January 28, 2015, the board of directors of Midcoast Holdings, L.L.C., acting in its capacity as the general partner of MEP, declared a cash distribution payable to their partners on February 13, 2015. The distribution was paid to unitholders of record as of February 6, 2015, of MEP’s available cash of $15.8 million at December 31, 2014, or $0.3425 per limited partner unit. MEP paid $7.3 million to their public Class A common unitholders, while $8.5 million in the aggregate was paid to us with respect to our Class A common units, subordinated units and to Midcoast Holdings, L.L.C. with respect to its general partner interest.

Midcoast Operating Distribution

On January 28, 2015, the general partner of Midcoast Operating, acting in its capacity as the general partner of Midcoast Operating, declared a cash distribution by Midcoast Operating payable to its partners of record as of February 6, 2015. Midcoast Operating paid $19.8 million to us and $21.1 million to MEP.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014, with the participation of our principal executive and principal financial officers, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended December 31, 2014.

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

Name	Age	Position
Jeffrey A. Connelly	68	Director and Chairman of the Board
J. Richard Bird	65	Director
J. Herbert England	68	Director
C. Gregory Harper	50	Director and Executive Vice President—Gas Pipelines & Processing
D. Guy Jarvis	51	Director and Executive Vice President—Liquids Pipelines
Mark A. Maki	50	Director and President and Principal Executive Officer
Rebecca B. Roberts	62	Director
Dan A. Westbrook	62	Director
John K. Whelen	55	Director
Stephen J. Neyland	47	Vice President—Finance
Bradley F. Shamla	46	Vice President—Liquids Pipelines, Operations
Cynthia L. Hansen	50	Senior Vice President—Liquids Pipelines, Operations
Noor S. Kaissi	42	Controller
Chris Kaitson	58	Vice President—Law and Assistant Corporate Secretary
Byron C. Neiles	49	Senior Vice President—Major Projects
Jonathan N. Rose	47	Treasurer
Allan M. Schneider	56	Vice President—Regulated Engineering and Operations
Leon A. Zupan	59	Executive Vice President

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

J. Richard Bird

J. Richard Bird was elected a director of the General Partner and for Enbridge Management in October 2012. Until December 2014, Mr. Bird also served as Executive Vice President, Chief Financial Officer and Corporate Development for Enbridge. Pending his retirement from Enbridge by the end of the first quarter of 2015, he is providing advice and support to his successors in these roles. Since 1995, when he joined Enbridge as Vice President and Treasurer, Mr. Bird has held various managerial positions with Enbridge, including Executive Vice President—Liquids Pipelines and Senior Vice President—Corporate Planning and Development. Mr. Bird also served as president of the General Partner from July 2000 to June 2001 and from 2003 to 2008 he held several positions with the General Partner and Enbridge Management, including Director and Vice President and Executive Vice President—Liquids Pipelines, and Group Vice President—Liquids Transportation. Prior to joining Enbridge, Mr. Bird held senior financial executive positions at a number of other public companies.

Through his long career in the energy industry and his financial expertise, Mr. Bird provides significant experience to the Boards of the General Partner and Enbridge Management.

J. Herbert England

J. Herbert England was elected a director of the General Partner and Enbridge Management in July 2010 and was appointed as the Chairman of the Audit, Finance & Risk Committee of the General Partner and Enbridge Management in July 2012. Mr. England also serves on the Enbridge board of directors, for whom he also is Chairman of the Audit, Finance & Risk Committee, and on the board of directors of FuelCell Energy, Inc. and in 2013, he was appointed to the board of directors of Midcoast Holdings, L.L.C., general partner of Midcoast Energy Partners, L.P., for whom he also serves as Chairman of the Audit, Finance and Risk Committee. He has been Chair & Chief Executive Officer of Stahlman-England Irrigation Inc., a contracting company in southwest Florida, since 2000. From 1993 to 1997, Mr. England was the Chair, President & Chief Executive Officer of Sweet Ripe Drinks Ltd., a fruit beverage manufacturing company. Prior to 1993, Mr. England held various executive positions with John Labatt Limited, a brewing company, and its operating companies, Catelli Inc., a food manufacturing company, and Johanna Dairies Inc., a dairy company.

Mr. England brings to the Board a wide range of financial executive experience because of his previous positions, as well as his service with other public company audit committees.

C. Gregory Harper

C. Gregory Harper was appointed to the board of directors of our General Partner and the board of directors of Enbridge Management on January 30, 2014, and he was elected Executive Vice President—Gas Pipelines & Processing of each of the General Partner and Enbridge Management on April 30, 2014. He has been the principal executive office of our General Partner since February 28, 2014. Mr. Harper was also appointed to the board of directors of Midcoast Holdings, L.L.C. on January 30, 2014, and on December 31, 2014, he was elected as President of Midcoast Holdings, L.L.C. Mr. Harper also was appointed as President, Gas Pipelines and Processing for Enbridge effective January 30, 2014. He has also served on the board of directors of Sprague Operating Resources LLC since October 2013. Prior to joining Enbridge, Mr. Harper served as the Senior Vice President, Midstream for Southwestern Energy since 2013. Prior to joining Southwestern Energy Company, Mr. Harper served CenterPoint Energy, Inc. as Senior Vice President and Group President, Pipelines and Field Services since December 2008. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008. From January 2007 to March 2007, Mr. Harper was Group Vice President of Spectra Energy Corp., and he was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper served as Senior Vice President of Energy Marketing and Management for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, LLC from March 2002 until January 2003. He served on the Board of Directors and as Chairman of the Interstate Natural Gas Association of America for 2013.

Mr. Harper brings to the board insight and in-depth knowledge of our industry. He also provides leadership skills, pipeline operations and management expertise and knowledge of our local community and business environment, which he has gained through his long career in the oil and gas industry.

D. Guy Jarvis

D. Guy Jarvis was appointed Executive Vice President—Liquids Pipelines and a director of the General Partner and Enbridge Management on March 1, 2014. Mr. Jarvis was appointed President of the Liquids Pipelines division (Enbridge Pipelines Inc.) for Enbridge on March 1, 2014, assuming responsibility for all of Enbridge’s crude oil and liquids pipeline businesses across North America, prior to which from October 2013 to March 2014, he was Chief Commercial Officer, Liquids Pipelines and before which, from September 2011 to October 2013, he served as President of Enbridge Gas Distribution, providing overall leadership to Enbridge Gas Distribution, Canada’s largest natural gas utility, as well as Enbridge Gas New Brunswick, Gazifère and St. Lawrence Gas. Previously at Enbridge Pipelines Inc., Mr. Jarvis served as Senior Vice President, Investor Relations & Enterprise Risk; Senior Vice President, Business Development from March 2008 to October 2010; Vice President, Upstream Development for Enbridge Pipelines Inc.; and Vice President, Gas Services. Mr. Jarvis joined Enbridge in 2000 and brings to the board over a quarter century of experience in the oil and gas business, the bulk of which relates to energy marketing and business development activities.

Mark A. Maki

Mark A. Maki was appointed President and Principal Executive Officer of the General Partner and Enbridge Management on January 30, 2014 and has served as a director of both companies since October 2010. Mr. Maki is also a director and Senior Vice President of Midcoast Holdings, L.L.C. Previously, Mr. Maki served as President of Enbridge Management and Senior Vice President of the General Partner from October 2010 to January 2014 and he served Enbridge in the functional title of Acting President, Gas Pipelines during 2013. Mr. Maki also previously served Midcoast Holdings, L.L.C. as Principal Executive Officer until February, 2014 and previously served as Vice President—Finance of the General Partner and Enbridge Management from July 2002. Prior to that time, Mr. Maki served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Mr. Maki joined Enbridge in 1986 and progressed through a series of accounting and financial roles of increasing responsibility during his tenure with Enbridge in the United States and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry, Mr. Maki provides our Board with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

Rebecca B. Roberts

Rebecca B. Roberts was elected a director of the General Partner and Enbridge Management in July 2012 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management. Ms. Roberts currently serves on the board of directors of MSA, formerly known as Mine Safety Appliances Company, a safety equipment manufacturer and of Black Hills Corporation, a diversified energy company whose non-regulated businesses generates wholesale electricity and produce natural gas, oil and coal and whose utilities businesses serve natural gas and electric customers. From 2006 to 2011, Ms. Roberts was President of Chevron Pipe Line Company. Prior to that, she was President of Chevron Global Power Generation from 2003 to 2006. Ms. Roberts held various other positions within Chevron and its subsidiaries from 1974 to 2003. She also served on the board of Dynegy Energy Company and Dynegy Holdings Inc. from 2006 to 2007.

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

John K. Whelen

John K. Whelen was elected a director of the General Partner and Enbridge Management on October 31, 2014. Mr. Whelen also serves Enbridge as Executive Vice President and Chief Financial Officer since October 15, 2014 and as such leads the financial reporting function, and tax and treasury functions for Enbridge. Prior to this, from July 2014, to October 2014, Mr. Whelen was Senior Vice President, Finance and from April 2011 to July 2014 he was Senior Vice President and Controller. From September 2006 to April 2011, Mr. Whelen was Senior Vice President, Corporate Development for Enbridge. Additionally, Mr. Whelen has served as the chief financial officer, and then president, of Enbridge Income Fund. Mr. Whelen joined Enbridge in 1992 as Manager of Treasury at what has become Enbridge Gas Distribution and has held a series of executive positions during his tenure with Enbridge.

Mr. Whelen brings to our Board his broad experience in capital markets as well as treasury, risk management, corporate planning and development, and financial reporting.

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

Bradley F. Shamla

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

OTHER EXECUTIVE OFFICERS

Cynthia L. Hansen was appointed Senior Vice President—Liquids Pipelines of the General Partner and Enbridge Management effective January 1, 2015. Ms. Hansen also serves Enbridge as Senior Vice President—Operations, Liquids Pipelines since December 2014. Ms. Hansen joined Enbridge in 1999 and previously served Enbridge as Senior Vice President—Enterprise Safety and Operational Reliability from February 2013 to December 2014 prior to which she was Vice President—System Performance & Solutions for Enbridge Pipelines Inc. from July 2012 to January 2013. She was also Vice President Canadian Operations for Enbridge Pipelines Inc. from November 2010 to July 2012 and Vice President Finance from March 2007 to November 2010. Prior to joining Enbridge, Ms. Hansen was a director at PricewaterhouseCoopers.

Noor S. Kaissi was appointed Controller of the General Partner and Enbridge Management in July 2013. Ms. Kaissi also serves as Controller of Midcoast Holdings, L.L.C., general partner of MEP. Ms. Kaissi previously served as Chief Auditor and in other managerial roles of the General Partner with responsibility for financial accounting, internal audit and controls from June 2005.

E. Chris Kaitson was appointed Vice President—Law and Assistant Secretary of the General Partner and Enbridge Management in May 2007. His title was changed to Vice President-Law and Assistant Corporate Secretary in April 2014. Mr. Kaitson also serves as Vice President—Law and Assistant Corporate Secretary of Midcoast Holdings, L.L.C., general partner of MEP. He also currently serves as Deputy General Counsel of Enbridge. Prior to that, he was Assistant General Counsel and Assistant Secretary of the General Partner and Enbridge Management from July 2004. He served as Corporate Secretary of the General Partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until it was acquired by Enbridge in May 2001.

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

Jonathan N. Rose was appointed Treasurer of the General Partner and Enbridge Management in 2014. Mr. Rose also serves as Treasurer of Midcoast Holdings, L.L.C., general partner of MEP. Additionally, Mr. Rose serves Enbridge in the role of Director, Treasury since 2014. Mr. Rose’s prior roles with Enbridge include Director, Business Development of Enbridge Pipelines Inc. from April 2010 to March 2014 and Treasurer of the General Partner and Enbridge Management from January 2008 to April 2010. He was previously Assistant Treasurer of the General Partner and Enbridge Management from July 2005 to January 2008. Mr. Rose was also a Director, Finance of Enbridge, a position he held from October 2007 to 2010, prior to which he was Manager, Finance from 2004 to December 2008. Prior to that Mr. Rose was a Vice President with Citigroup Global Corporate and Investment Bank from 2001 to 2004.

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

Leon A. Zupan currently serves the General Partner and Enbridge Management as Executive Vice President—Liquids Pipelines, Operations since April 2014. Previously, from April 2013 to April 2014, he served as Executive Vice President. In April 2013, he resigned as a director and as Executive Vice President—Gas Pipelines of the General Partner and Enbridge Management, positions which he held since April 2012, to accept a new position with Enbridge as Chief Operating Officer of Liquids Pipelines. Prior to April 2012, he had served the General Partner and Enbridge Management as Vice President—Operations since 2004. Prior to May of 2013, he served Enbridge as Senior Vice President—Gas Pipelines, overseeing Enbridge’s U.S. and Canadian gas pipelines businesses from February 2012 to April 2013. Prior to that, Mr. Zupan had served Enbridge as Vice President—Operations since 2004. Mr. Zupan joined Enbridge in 1987 and has experience across a range of businesses.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the United States Securities and Exchange Commission, or SEC, reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2014 and prior years were timely made, with the exception of (1) one late filing by Enbridge Energy Company, Inc. and Enbridge Inc. related to acquisition of 66,100,000 convertible Class D units on July 1, 2014, and (2) one late filing by Janet Coy who inadvertently failed to file reports relating to an aggregate of 77.647 Class A common units acquired in 8 purchases made quarterly between February 2012 and November 2013 pursuant to a dividend reinvestment program conducted by the broker holding her shares.

GOVERNANCE MATTERS

We are a “controlled company,” as that term is used in NYSE Rule 303A, because all of our voting shares are owned by the General Partner. Because we are a controlled company, the NYSE listing standards do not require that we or the General Partner have a majority of independent directors or a nominating or compensation committee of the General Partner’s Board of Directors.

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 7, 2014.

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

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

General

We are a MLP and do not employ directly any employees nor do we have executive officers or directors. We are managed by Enbridge Management, a delegate of our General Partner, and the Named Executive Officers, or NEOs, are executive officers of Enbridge Management and our General Partner. Similarly, the directors are members of the boards of directors of Enbridge Management and our General Partner. Our General Partner and Enbridge Management are indirect subsidiaries of Enbridge, and we are a business unit of Enbridge. Our General Partner, Enbridge Management and Enbridge, through its affiliates, provide us with managerial, administrative, operational and director services pursuant to service agreements among them and us. Pursuant to these service agreements, we reimburse our General Partner, Enbridge Management and affiliates of Enbridge for the costs of these managerial, administrative, operational and director services, which costs include a portion of the compensation of the NEOs.

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

Since we do not have direct employees or directors, and our General Partner and Enbridge Management do not have responsibility for approving the elements of compensation for the NEOs, we, our General Partner and Enbridge Management do not have compensation policies. The compensation policies and philosophy of Enbridge govern the types and amounts of compensation of each of the NEOs. The NEOs at December 31, 2014 were:

•	Mark A. Maki, President and Principal Executive Officer and Director

•	Terrance L. McGill, (Former Principal Executive Officer) Senior Vice President—Gas Pipelines & Processing (retired)

•	Stephen J. Neyland, Vice President—Finance (Principal Financial Officer)

•	D. Guy Jarvis, Executive Vice President—Liquids Pipelines and Director

•	Richard L. Adams, Senior Vice President—Liquids Pipelines, Operations

•	Bradley F. Shamla, Vice President—Liquids Pipelines, Operations

Mr. Jarvis is also an executive officer of Enbridge. Mr. Jarvis serves as President, Liquid Pipelines of Enbridge. Since Mr. Jarvis is also an executive officer of Enbridge, the Human Resources and Compensation Committee of the board of directors of Enbridge, or the HRC Committee, approves the elements of compensation for him based on the recommendation of the President & Chief Executive Officer of Enbridge considering his position within Enbridge on an enterprise-wide basis.

The HRC Committee does not have responsibility for reviewing or approving compensation for employees, on an individual basis, who are not a part of Enbridge’s executive leadership team. Each business unit develops a salary increase budget recommendation, in consultation with the Enbridge corporate compensation department, based on a competitive analysis of the labor market for that business unit. These recommendations are presented, in summary and on a business unit basis, to the HRC Committee for approval. Individual salary increases are implemented after the HRC Committee approves the overall budget. Compensation adjustments for the remaining NEOs are recommended by their supervisors and reviewed by the executive leadership team of Enbridge, including the President & Chief Executive Officer of Enbridge. Enbridge’s President & Chief Executive Officer approves the individual salary increase recommendations, on an enterprise-wide basis, to ensure that compensation expense is within the budget approved by the HRC Committee. Each of the NEOs provides services to other affiliates of Enbridge and, therefore, his compensation is determined on the basis of his overall performance with respect to Enbridge and all of its affiliates and not solely based on his performance with respect to us.

We are a partnership and not a corporation for United States federal income tax purposes, and therefore, are not subject to the executive compensation tax deductible limitations of Internal Revenue Code §162(m). In addition, we are not the employer for any of the NEOs.

The board of directors of Enbridge implemented an Incentive Compensation Clawback Policy that enables it to recover, from current and former executives, certain incentive compensation amounts that were awarded or paid to such individuals based upon the achievement of financial results that are subsequently materially restated or corrected, in whole or in part, if such individuals engaged in fraud or willful misconduct that resulted in the need for such restatement or correction and it is determined that the incentive compensation paid to the individuals would have been lower based on the restated or corrected results.

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

Elements of Compensation

The HRC Committee sets the compensation philosophy of Enbridge, which is approved by the Enbridge board of directors. Enbridge has a pay-for-performance philosophy and programs that are designed to be aligned with its interests, on an enterprise-wide basis, as well as the interests of its shareholders. A significant portion of total direct compensation of Enbridge’s senior management is dependent on actual performance measured against short, medium and long-term performance goals of Enbridge, on an enterprise-wide basis, which are approved by the HRC Committee. As business units of Enbridge, we contribute to its overall growth, earnings and attainment of performance goals. The following table presents our historical adjusted earnings, which excludes the impact of non-recurring and non-operating items, as a percentage of the adjusted earnings of Enbridge for the preceding five years:

2014	2013	2012	2011	2010
19%	14%	14%	17%	17%

The elements of total compensation in 2014 for senior management of Enbridge, which includes Mr. Jarvis, are:

•

Base Salary—to provide a fixed level of compensation for performing day-to-day responsibilities, while balancing the individual’s role and competency, market conditions and issues of attraction and retention.

•

Short-term incentive—to provide a competitive, performance cash award based on pre-determined corporate, business unit and individual goals that measure the execution of the business strategy over a one-year period.

•

Medium-term and long-term incentives—to recognize contributions and provide competitive, compensation comprised of performance stock units, performance stock options and incentive stock options that are tied to the share price of Enbridge common shares and other financial measures, and are considered at-risk to motivate performance over the medium and long term.

•	Pension plan—to provide a competitive retirement benefit.

•	Savings plan—to promote ownership of Enbridge common shares and to provide the opportunity to save additional funds for retirement or other financial goals.

•	Perquisites—to provide a competitive allowance to offset expenses largely related to the executive’s role.

•	Benefits—to provide security pertaining to health and welfare risks in a flexible manner to meet individual needs.

•	Employment agreements—to provide specific total compensation terms in situations of involuntary termination or constructive dismissal.

The elements of compensation for the remaining NEOs are similar to those described above, except that none have an employment agreement, and they are not eligible for Enbridge performance stock options. The HRC Committee makes determinations as to whether the enterprise-wide performance goals have been achieved, approves business unit results and if adjustments are necessary to more accurately reflect whether those goals have been met or exceeded. For example, the HRC Committee may determine to disregard a non-cash gain or loss reflected in our results of operations that resulted from mark-to-market accounting for our derivative activities in determining whether certain goals have been met.

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

The following is a summary for 2014 of the incentive targets, payout range, and relative weightings between the Enbridge corporate, business unit and individual performance:

			Relative Weighting
	Target STIP%(1)	Pay Out Range	Corporate	Business Unit	Individual
Mark A. Maki
President, Principal Executive Officer and Director	40%	0-80%	25%	50%	25%
Terrance L. McGill
Senior Vice President—Gas Pipelines and Processing (Former Principal Executive Officer)	40%	0-80%	25%	50%	25%
Stephen J. Neyland
Vice President—Finance (Principal Finance Officer)	35%	0-70%	25%	50%	25%
D. Guy Jarvis(2)
Executive Vice President—Liquids Pipelines and Director	65%	0-130%	25%	50%	25%
Richard L. Adams(3)
Senior Vice President—Liquids Pipelines, Operations	40%	0-80%	60%	20%	20%
Bradley F. Shamla
Vice President—Liquids Pipelines, Operations	35%	0-70%	25%	50%	25%

(1)	All values are expressed as percentages of base salary.
(2)	Effective March 1, 2014, Mr. Jarvis was promoted and as a result his STIP target increased from 60% to 65% .
(3)

Mr. Adams moved from the Liquids business unit to the Corporate business unit effective December 21, 2014. As a result, his STIP weightings of 25% corporate, 50% business unit, 25% individual changed to 60% corporate, 20% business unit and 20% individual, respectively, on the same day.

The overall performance multiplier and STIP are calculated as follows:

	Performance multiplier		STIP
	Corporate target incentive opportunity x (0-2)		Base Salary $
+	Business unit target incentive opportunity x (0-2)	x	Target STIP %
+	Individual target incentive opportunity x (0-2)	x	Overall performance multiplier (0-2)
=	Overall performance multiplier (0-2)	=	$ Short term incentive award

Enbridge Corporate Performance

Corporate performance is measured by adjusted earnings per share, or EPS. This is a metric that focuses on return to shareholders and is aligned with how investors and security analysts assess Enbridge’s performance on an annual basis. For short-term incentive purposes, adjusted earnings also exclude the impact of certain long-term financing activities on earnings.

The adjusted EPS metric represents a significant component of the named executives’ short-term incentive award from 25% to 60%. Enbridge’s 2014 EPS guidance range was $1.84 CAD to $2.04 CAD as approved by the Enbridge board of directors prior to the start of 2014. Actual performance was $1.90 CAD. Adjustments are made to ensure the result is a fair reflection of performance. Approximately $420 million CAD was adjusted out of the calculation, including mark-to-market gains/losses and tax on intercompany gains and sales. The corporate multiplier ranges from 0 to 2.0, with 1.0 meaning that the performance measure was met. Adjusting out the impact of certain long-term financing activities (noted above), in 2014, Enbridge had an adjusted EPS of $1.91 CAD (versus $1.90 CAD per share) and a short-term corporate multiplier of 0.70 out of 2.0

Enbridge Business Unit Performance

Business unit performance measures vary among the NEOs to reflect the annual business plans and operations for which each NEO is accountable. Performance is measured against targets that are established at the beginning of the year. The detailed business unit performance measures for each of the NEOs are set forth in the tables which follow.

The business performance measure for each NEO is designed to reflect their multiple responsibilities at Enbridge. Mr. Maki’s performance measure is calculated at 4% for the Gas Pipelines and Processing—Enbridge business unit, or GPP EI, 4% for the Gas Pipelines and Processing—Midcoast Operating business unit, or GPP MEP, and 92% for the Gas Pipelines and Processing—Shared Services business unit, or GPP SS, resulting in a business unit multiplier of 1.15 out of 2.0. Mr. Neyland’s performance measure is calculated at 100% for the GPP SS business unit, resulting in a business unit multiplier of 1.15 out of 2.0.

Messrs. Jarvis and Shamla’s performance measures are calculated at 100% for the Liquids business unit resulting in a business unit multiplier of 1.51 out of 2.0. Mr. Adams’s performance measure is calculated at 97% for the Liquids business unit and 3% for the Corporate business unit, resulting in a business unit multiplier of 1.51 out of 2.0.

Mr. McGill retired from his positions with our General Partner and its affiliates on December 31, 2014. Mr. McGill received an advance lump sum payment of $158,475, less applicable withholdings for amounts foregone under the STIP.

The business unit multipliers upon which the NEO’s STIP is calculated are included in the following tables. They reflect rounding and range from 0 to 2.0, with 1.0 meaning that the performance measure was met. The business units include the Partnership, but also include portions of other Enbridge businesses.

Gas Pipelines & Processing—Enbridge Inc.
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted Multiplier
Safety, Operations & Integrity	30%	Health and Safety Training	5%	1.77	0.53
		Safety Observations	5%
		Incident Investigation Action Items	5%
		Total Recordable Injury Frequency	5%
		Process Safety Incident Frequency	10%
Financial	40%	Budgeted Earnings	40%	1.65	0.66
Commercial	30%	Re-Contracting	12%	1.40	0.42
		Newly Secured Growth Projects	18%
		Business Unit Performance Multiplier			1.61

Gas Pipelines & Processing—Midcoast Operating
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted Multiplier
Safety	20%	Health and Safety Training	5%	1.65	0.33
		Safety Observations	5%
		Incident Investigation Action Items	5%
		Total Recordable Injury Frequency	5%
Operations & Integrity	25%	Integrity Management & Process Safety	25%	1.92	0.48
Financial	40%	Midcoast Distributable Cash Flow	40%	0	0
Commercial	10%	Newly Secured Growth Projects	10%	0	0
Employee Engagement	5%	Career Development	5%	1.01	0.05
		Business Unit Performance Multiplier			0.86

Gas Pipelines & Processing—Shared Services
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted Multiplier
Safety	20%	Health & Safety Training	5%	1.65	0.33
		Safety Observations	5%
		Incident Investigation Action Items	5%
		Total Recordable Injury Frequency	5%
Operations & Integrity	25%	Integrity Management & Process Safety	25%	1.92	0.48
Financial	40%	Midcoast Distributable Cash Flow	22%	0.73	0.29
		U.S. Liquids and Offshore Budgeted Earnings	18%
Commercial	10%	Newly Secured Growth Projects	10%	0	0
Employee Engagement	5%	Career Development	5%	1.01	0.05
		Business Unit Performance multiplier			1.15

Liquids Pipelines
Performance Measure	Weight	Sub Measure % Weightings		Multiplier	Weighted Multiplier
Safety and Operational Reliability	40%	Safety Observations & Training	6%	1.39	0.56
		Total Recordable Injury Frequency	4%
		Incident Investigations & Inspections	5%
		Significant Releases	10%
		Leak Detection	5%
		Integrity Reliability Improvement	5%
		Governance, Compliance & Ethics	5%
Maximize Financial Performance	40%	Liquids Budgeted Earnings	40%	1.50	0.60
Superior Competitive Advantage	20%	Strong Customer Relationships	5%	1.75	0.35
		Stakeholder Alignment	5%
		Enbridge Liquids Pipelines Growth Opportunities	10%
		Business Unit Performance Multiplier			1.51

Corporate Office
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted Multiplier
Safety—Corporate Office	10%	Total Recordable Injury Frequency	3%	1.04	0.10
		Safety Observations	3%
		Safety Meeting Attendance	2%
		Health & Safety Training	2%
Safety—All Other	15%	Safety performance of the rest of the company	15%	1.17	0.18
Financial	40%	Corporate Office Cost Containment	40%	2.00	0.80
Workforce	10%	Voluntary Employee Turnover	10%	2.00	0.20
Non-Financial Performance of Company	25%	Operational Reliability, Customer Satisfaction, etc.	25%	1.60	0.40
		Performance Multiplier			1.68

Individual Performance

Each of the NEOs establishes individual goals at the beginning of each year by which individual performance is measured. These goals are based on areas of strategic and operational emphasis related to their respective portfolios, development of succession candidates, employee engagement, community involvement and leadership. Individual performance ratings are recommended to the HRC Committee by the President & Chief Executive Officer of Enbridge for Mr. Jarvis. Whereas the individual performance ratings for the remaining NEOs are recommended by their supervisors to the Enbridge executive leadership team, including the President & Chief Executive officer of Enbridge.

Summary of 2014 Performance Multipliers

The following table summarizes the corporate, business unit and individual performance multipliers for each NEO, associated weights and overall performance multiplier result:

NEO	Corporate Performance (a) (Weight x Multiplier)	Business Unit Performance (b) (Weight x Multiplier)	Individual Performance (c) (Weight x Multiplier)	Overall Performance Multiplier (a+b+c)
Mark A. Maki	25% x 0.70 = 0.18	50% x 1.15 = 0.57	25% x 1.55 = 0.39	1.14
Terrance L. McGill(1)	N/A	N/A	N/A	N/A
Stephen J. Neyland	25% x 0.70 = 0.18	50% x 1.15 = 0.57	25% x 1.65 = 0.41	1.16
D. Guy Jarvis	25% x 0.70 = 0.18	50% x 1.51 = 0.75	25% x 1.75 = 0.44	1.37
Richard L. Adams	60% x 0.70 = 0.42	20% x 1.51 = 0.30	20% x 1.65 = 0.33	1.05
Bradley F. Shamla	25% x 0.70 = 0.18	50% x 1.51 = 0.75	25% x 1.65 = 0.41	1.34

(1)

Effective December 31, 2014, Mr. McGill retired from Enbridge and its affiliates. As such his retirement benefits included a lump sum payment for 2014’s STIP and is reported under the column titled “All Other Compensation” in the “Summary Compensation Table”.

Based on the overall performance multiplier determined from the above table, short term incentive awards for the NEOs were calculated as follows:

NEO	Base Salary (a)	Target (b)		Overall Performance Multiplier (c)	Calculated STIP(1) =(a) x (b) x (c)	Actual STIP
Mark A. Maki	$359,900	40%		1.14	$163,755	$164,251
Terrance L. McGill(2)	N/A	N/	A	N/A	N/A	N/A
Stephen J. Neyland	263,555	35%		1.16	107,234	122,234
D. Guy Jarvis(3)(4)	479,862	65%		1.37	426,537	421,236
Richard Adams(3)(5)	293,757	40%		1.05	123,613	156,841
Bradley F. Shamla	268,840	35%		1.34	126,321	126,323

(1)	Calculated and actual results may vary from mathematical results due to proration of changes to STIP targets throughout the year, rounding and/or discretionary adjustments.

(2)

Effective December 31, 2014, Mr. McGill retired from Enbridge and its affiliates. As such his retirement benefits included a lump sum payment for 2014’s STIP and is reported under the column titled “All Other Compensation” in the “Summary Compensation Table”.

(3)

The dollar amounts presented for Messrs. Jarvis and Adams have been converted from Canadian dollars, or CAD, to United States dollars, or USD, using the average exchange rate for 2014 of $1.1045 CAD = $1 USD.

(4)	Effective March 1, 2014, Mr. Jarvis’ STIP target changed from 60% to 65% resulting in a difference between calculated and actual STIP.

(5)

Effective December 21, 2014, Mr. Adams changed from STIP weightings of 25% corporate, 50% business unit, 25% individual to 60% corporate, 20% business unit and 20% individual which resulted in a difference between calculated and actual STIP.

The calculated STIP may be adjusted for Mr. Jarvis by a recommendation of the President & Chief Executive Officer of Enbridge to the HRC Committee, which must approve any such recommendation. Any adjustments for the remaining NEOs would be approved by the President & Chief Executive Officer of Enbridge.

Medium and Long-Term Incentives

Enbridge has three plans that make up its medium and long-term incentive program for senior management:

•	A performance stock unit plan, or PSUP, which includes three-year phantom shares with performance conditions that impact payout;

•	A performance stock option plan, or PSOP, that includes eight-year options to acquire Enbridge common shares with performance and time vesting conditions; and

•	An incentive stock option plan, or ISOP, which includes 10-year stock options to acquire Enbridge common shares with time vesting conditions.

Only Enbridge Executive Vice Presidents, which include Mr. Jarvis, are eligible to receive grants under the PSOP.

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

		Amount Each Plan Contributes to Total Target Grant
NEO	Target Medium & Long-term Incentives	Performance Stock Units	Performance Stock Options(1)	Incentive Stock Options
Mark A. Maki	85.0%	25.5%	—	59.5%
Terrance L. McGill	85.0%	25.5%	—	59.5%
Stephen J. Neyland	70.0%	21.0%	—	49.0%
D. Guy Jarvis	225.0%	78.8%	67.5%	78.8%
Richard L. Adams	85.0%	25.5%	—	59.5%
Bradley F. Shamla	70.0%	21.0%	—	49.0%

(1)

Performance stock options are granted approximately once every five years to Enbridge executive officers only, and they are intended to cover a five year period. The above table displays the intended annualized value. The last regular performance stock option grant was in 2012, which was intended to provide annual value over the period from 2012—2016.

(2)

Effective December 31, 2014, Mr. McGill retired from Enbridge and its affiliates. He is eligible to receive benefits in accordance with the terms of the applicable plans and any outstanding award agreements.

With the exception of Mr. Jarvis, actual award values, expressed as a percentage of base salary, range between 0% and 225% of the target medium and long-term incentive opportunity, based on individual performance history, succession potential, retention considerations and market competitiveness. Discretionary adjustments may also be considered.

PSUP

The PSUP is a three-year performance-based unit plan. Performance measures and targets are established at the start of the term to reflect levels of performance that would be considered weak, average or exceptional. Achievement of the performance targets can decrease or increase the final award value in a range of 0% to 200%. PSUs do not involve the issuance of any shares of common stock of Enbridge. Throughout the term, units are added to the grants as if dividends were received and reinvested into additional units based on the actual dividend rate for shares of Enbridge common stock. Awards are granted annually and paid in cash at the end of a three-year term based on two performance criteria that were established for the grant: EPS and relative price to earnings ratio, or P/E Ratio, each of which are weighted at 50%. These metrics remain applicable for the 2014 grant.

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

The second performance criterion is the Enbridge P/E Ratio relative to a selected comparative group of companies. Enbridge’s price to earnings performance has historically been very strong, therefore performance below the median of the peer group results in a multiplier of zero, performance between the median and 75th percentile results in a multiplier of one and performance above the 75th percentile results in a multiplier of two. The following table presents the comparative group for the P/E Ratio.

Price/Earnings Ratio—Comparative Group of Companies

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

PSOP

Performance stock options align the Enbridge executive leadership team, including Mr. Jarvis, with its shareholders by tying vesting to the achievement of defined performance criteria. Once the performance hurdles are met, exercisability is subject to time requirements. Enbridge grants performance stock options to its executives approximately every five years with eight year terms that become exercisable over a period of five years at a rate of 20% per year provided the performance criteria are met. The approach used to determine the common share price hurdles was determined from the Enbridge long-range plan which is integrated with the strategic growth plans of Enbridge and historic industry P/E Ratio information.

Enbridge granted performance stock options to Mr. Jarvis in 2012. The performance criteria for the 2012 performance stock options vest in equal annual installments over five years, subject to Enbridge common share price hurdles of $48.00 CAD, $53.00 CAD and $58.00 CAD, weighted at 40%, 40% and 20%, respectively, which must be met by February 2019. As of December 31, 2014, the Enbridge common share price targets of $48.00 CAD and $53.00 CAD, for the 2012 grant have been met, therefore 32% of the grant is exercisable. For clarity, the following table further describes the vesting provisions and performance criteria of the performance stock option grant:

	% Vested
Share price	Year 1	Year 2	Year 3	Year 4	Year 5
Less than $48	0%	0%	0%	0%	0%
Greater than $48 but less than $53	8%	16%	24%	32%	40%
Greater than $53 but less than $58	16%	32%	48%	64%	80%
Greater than $58	20%	40%	60%	80%	100%

Attribution	Year 1	Year 2	Year 3	Year 4	Year 5
Summary compensation table reflection (value provided equally over full term of grant)	20% of grant value	20% of grant value	20% of grant value	20% of grant value	20% of grant value

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

Service Agreements and Allocation of Compensation to the Partnership

As discussed above, our General Partner, Enbridge Management and affiliates of Enbridge provide managerial, administrative, and operational and director services to us pursuant to service agreements and we reimburse them for the costs of such services. Through an operational services agreement among Enbridge, affiliates of Enbridge and us, we are charged for the services of executive management resident in Canada, including the services of Messrs. Adams and Jarvis. Through a general and administrative services agreement among us, our General Partner, Enbridge Management and Enbridge Employee Services, Inc., a subsidiary of our General Partner, which we refer to as EES, we are charged for the services of executive management resident in the United States, including Messrs. Maki, McGill, Shamla and Neyland. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Other Related Party Transactions for a discussion of these two agreements.

In connection with our annual budget process, we determine a budgeted allocation rate, which represents an estimated average percentage of expected time that will be spent by each of the NEOs on our business during the succeeding year. The NEOs provide input as to what those estimated percentages should be. Those estimates are revised each year based on historical experience and business plans for the following year. The NEOs do not keep logs of their time spent on our matters. Since the allocation rate is estimated, the actual time spent by an NEO on our behalf may vary from the budgeted allocation rate, and we may be allocated more or less of that NEO’s compensation than the actual percentage of his time spent on our behalf in a given year. There were no other adjustments recognized for the years ended December 31, 2014, 2013 and 2012, for amounts reimbursed to us by Enbridge and its affiliates for the portion of the NEOs’ compensation allocated to us. For 2014, the percentage of time estimated to be spent by each of the NEOs on our matters was:

•	Mark A. Maki – 90%

•	Terrance L. McGill – 90%

•	Stephen J. Neyland – 90%

•	D. Guy Jarvis – 30%

•	Richard L. Adams – 50%

•	Bradley F. Shamla – 75%

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

For services provided under the general and administrative services agreement, base salary costs of EES are allocated to us based on the percentage of time spent by EES employees, including four of the NEOs, on our behalf compared with the total time of all EES employees. We are also allocated a portion of the equity-based compensation expense of EES as determined in accordance with U.S. GAAP. Pension expenses of EES, other than expenses under Enbridge’s nonqualified supplemental pension plan for U.S. domiciled employees, which we refer to as the SPP, are allocated to us based on the proportion that the total headcount of EES employees assigned to us bears to the total headcount of EES. For this purpose, an employee of EES is deemed to be assigned to us if he or she works on assets we own. Pension expenses of EES attributable to the SPP are allocated to us based upon the average budgeted allocation rate. EES allocates to us that portion of its compensation expense for the STIP equal to the total salaries of employees who perform work for us multiplied by the average budgeted allocation rate divided by EES’s total salary expense.

The compensation of our NEOs included in the tables below is established by Enbridge as described above. We have included in the following tables the full amount of compensation and related benefits provided for each of the NEOs for 2014, 2013 and 2012, together with the budgeted estimate of the approximate time spent by each NEO on our behalf and the approximate amount of compensation cost allocated to us for the years ended December 31, 2014, 2013 and 2012, as applicable. Since the amount of NEO compensation allocated to us is based on estimates of time spent on our behalf by the particular NEO, the compensation amounts allocated to us may not exactly reflect the amount of time that a certain NEO devoted to our business.

SUMMARY COMPENSATION TABLE

Name and(1) Principal Position (a)	Year (b)	Salary(8) ($) (c)	Stock Awards(1) ($) (e)	Option Awards(2) ($) (f)	Non-Equity Incentive Plan Compen- sation(3) ($) (g)		Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- sation(4)(8) ($) (i)		Total ($) (j)	Approximate Percentage of Time Devoted to Enbridge Energy Partners, L.P. (%)	Approximate Amount Allocated to Enbridge Energy Partners, L.P. ($)
Mark A. Maki	2014	361,529	592,158	392,221	164,251		1,326,000	50,872		2,887,031	90	2,598,328
President, Principal Executive	2013	370,440	429,868	338,047	220,170		(236,000)	47,392		1,169,917	75	808,311
Officer and Director	2012	332,075	590,857	289,938	183,630		813,000	46,646		2,256,146	95	1,896,178
Terrance L. McGill(9)	2014	393,118	639,252	368,402	N/A	(7)	754,000	521,157	(7)	2,675,929	90	2,408,336
Senior Vice President—Gas	2013	380,391	462,395	439,139	188,120		90,000	35,510		1,595,555	74	1,396,922
Pipelines & Processing and Director	2012	366,292	712,584	415,786	177,160		371,000	37,190		2,080,012	90	1,809,538
Stephen J. Neyland	2014	260,718	384,811	238,549	122,234		523,000	38,175		1,567,487	90	1,410,738
Vice President—Finance	2013	248,637	272,116	200,840	134,610		3,000	43,647		902,850	90	780,931
(Principal Financial Officer)	2012	235,097	249,187	163,217	129,750		162,000	39,633		978,884	90	824,613
D. Guy Jarvis(5)(6)	2014	463,867	1,311,835	651,694	421,236		902,000	99,144		3,849,776	30	1,154,933
Executive Vice President—	2013	—	—	—	—		—	—		—	—	—
Liquids Pipelines	2012	—	—	—	—		—	—		—	—	—
Richard L. Adams(5)	2014	291,618	536,833	458,022	156,841		742,000	136,807		2,322,121	50	1,161,061
Senior Vice President—	2013	303,644	398,464	386,288	162,538		(113,000)	50,617		1,188,551	50	982,111
Liquids, Operations	2012	—	—	—	—		—	—		—	—	—
Bradley F. Shamla	2014	266,630	469,675	318,858	126,323		831,000	70,053		2,082,539	75	1,561,904
Vice President—Liquids,	2013	—	—	—	—		—	—		—	—	—
Operations	2012	—	—	—	—		—	—		—	—	—

(1)

The compensation expense associated with Performance Stock Units, or PSUs, granted on January 1 in 2014, 2013 and 2012 for each NEO, that are reflected in this column represent one-third of the market value for each year the PSUs are outstanding. The PSUs are measured based on the number of respective units granted, dividends reinvested, cliff-vested, the actual or forecast performance multiplier and priced at the date of grant revalued each quarter using the spot rate on the last day of each quarter. For example, 2014 includes one-third of the market values for PSUs issued in 2014, 2013 and 2012. In 2014, the compensation expense recorded for PSUs granted in 2014, 2013 and 2012 include performance multipliers for the years 2014 thru 2012, which are estimated based upon the expected or achieved levels of performance in relation to established targets for each year. For years prior to the year a payout is made, a performance multiplier is forecast based upon the progress made in attaining the established performance criteria unless the actual multiplier has been determined. Refer also to Footnote 3 of the Grants of Plan—Based Awards table for additional discussion regarding the PSUs. The grant date fair value for each PSU grant represents the weighted average closing price of an Enbridge common share as quoted on the NYSE for the USD denominated PSUs and the Toronto Stock Exchange, or TSX, for CAD denominated PSUs for the 20 consecutive days prior to the grant date of January 1 of each year. PSUs granted for 2014, 2013 and 2012 were denominated in both USD and CAD. Compensation expense as reported in the Summary Compensation Table above for Stock Awards has been determined using the following assumptions:

PSU Grant Date Prices	2014	2013	2012
Grant date fair market value (20-day average before January 1) USD (NYSE)	$41.65	$42.27	$35.75
Grant date fair market value (20-day average before January 1) CAD (TSX)	$44.30	$41.69	$36.38

Revaluation Date	Mar-31	Jun-30	Sep-30	Dec-31
2012—2014 Grants
Share Price/Spot Rate USD (NYSE)	$45.29	$47.47	$47.88	$51.41
Share Price/Spot Rate CAD (TSX)	$50.03	$50.63	$53.61	$59.74
Quarterly average $1CAD to USD exchange rates	$1.1032	$1.0905	$1.0890	$1.1356
2012 PSUs assumed performance multiplier	1.94	1.94	1.94	1.94
2013 PSUs assumed performance multiplier	2.00	2.00	2.00	2.00
2014 PSUs assumed performance multiplier	2.00	2.00	2.00	2.00

(2)

Under the authoritative accounting provisions for share-based payments, the annual expenses for option awards that are granted under the Enbridge Incentive Stock Option Plan (2007), or ISOP, and the PSOP are determined by computing the fair value of the options on the grant date using the Black-Scholes option pricing model. Enbridge granted PSOs to Mr. Jarvis during 2012. The following assumptions were used in computing the fair value of the options on the grant date for the respective option pricing model employed and the indicated year:

	ISOP			PSOP
Assumption	2014	2013	2012	2014	2013	2012
Expected option term in years (USD)	6	6	6	N/A	N/A	N/A
Expected volatility (USD)	20.07%	19.97%	22.80%	N/A	N/A	N/A
Expected dividend yield (USD)	2.87%	2.77%	2.95%	N/A	N/A	N/A
Risk-free interest rate (USD)	1.90%	1.05%	1.17%	N/A	N/A	N/A
Expected option term in years (CAD)	6	6	6	N/A	N/A	8
Expected volatility (CAD)	17.07%	16.78%	19.00%	N/A	N/A	16.10%
Expected dividend yield (CAD)	2.87%	2.77%	2.95%	N/A	N/A	2.80%
Risk-free interest rate (CAD)	1.76%	1.34%	1.45%	N/A	N/A	1.60%

The fair value of options granted as computed using the above assumptions is expensed over the shorter of the vesting period for the options and the period to early retirement eligibility. The exercise price and fair value information for all option grants has been converted to USD using the exchange rates as set forth in the tables below.

	ISOP			PSOP
	2014	2013	2012	2014	2013	2012
Exercise price in CAD (TSX)	$48.81	$44.83	$38.34	N/A	N/A	$39.34
Grant date exchange rate for $1 USD	$1.1057	$1.0250	$0.9888	N/A	N/A	$0.9891
Exercise price in USD (NYSE)	$44.09	$43.84	$38.65	N/A	N/A	N/A
Exercise price converted to USD(a)	N/A	N/A	N/A	N/A	N/A	$39.77

	ISOP			PSOP
	2014	2013	2012	2014	2013	2012
Vesting period in years	4	4	4	N/A	N/A	5
Option fair value on grant date in CAD	$6.03	$5.45	$5.00	N/A	N/A	$4.25
Option fair value on grant date in USD	$6.68	$6.26	$6.11	N/A	N/A	N/A
Option fair value converted to USD(a)	N/A	N/A	N/A	N/A	N/A	$4.30

(a)	PSOs have been converted to USD based on the $1.011 CAD to $1 USD exchange rate on the grant date of August 15, 2012.

(3)

Non-equity incentive plan compensation represents awards that are paid in February of each year for amounts that are earned in the immediately preceding fiscal year under the Enbridge STIP as discussed in the above Compensation Discussion and Analysis.

(4)	The table which follows labeled “All Other Compensation” sets forth the elements comprising the amounts presented in this column.

(5)

Messrs. Jarvis and Adams are compensated by affiliates of Enbridge in CAD, which we have converted to USD using the weighted average exchange rates for the entire year ended December 31, 2014 and 2013 of $1.1045 CAD = $1USD and $1.0299 CAD = $1USD, respectively. The costs associated with the PSUs and options that Messrs. Jarvis and Adams were granted in 2014 and 2013 were borne by Enbridge and other affiliates where they are also officers. We are allocated a portion of the remaining elements of Messrs. Jarvis and Adams‘s compensation pursuant to the terms of the Operational Services Agreement among Enbridge, Enbridge Operational Services, Inc., or EOSI, and Enbridge Pipelines, both subsidiaries of Enbridge.

(6)

Mr. Jarvis was elected as an officer of Enbridge Management and our General Partner in March 2014. Mr. Jarvis is also an executive officer of Enbridge with responsibility for other affiliates of Enbridge in addition to those for our General Partner and Enbridge Management. For more information, please see Part III, Item 10. Directors, Executive Officers and Corporate Governance.

(7)	Effective December 31, 2014, Mr. McGill retired from Enbridge and its affiliates. As such, his retirement benefits included payments for severance, forgone STIP and COBRA coverage.

(8)

Historically we have grouped paid time off, PTO, not taken, paid in cash with “Salaries”. We are now including this category of benefits under “Other Compensation” and have retroactively applied this logic to prior periods presented.

(9)	Mr. McGill was the principal executive officer of the General Partner from January 1, 2014 to January 30, 2014.

ALL OTHER COMPENSATION

(For the years ended December 31, 2014, 2013 and 2012)

Name	Year	Flexible Benefits(2) $	401(k) Matching Contributions(3) $	Other Benefits(4) $		Total
Mark A. Maki	2014	20,000	13,000	17,872		50,872
	2013	20,000	12,750	14,642		47,392
	2012	20,000	12,500	14,146		46,646

Terrance L. McGill	2014	20,000	13,000	488,157	(5)	521,157
	2013	20,000	12,750	2,760		35,510
	2012	20,000	12,500	4,690		37,190

Stephen J. Neyland	2014	20,000	13,000	5,175		38,175
	2013	20,000	12,750	10,897		43,647
	2012	20,000	11,786	7,847		39,633

D. Guy Jarvis(1)	2014	58,138	—	41,006		99,144
	2013	—	—	—		—
	2012	—	—	—		—

Richard L. Adams(1)	2014	34,034	—	102,773		136,807
	2013	25,692	11,012	13,913		50,617
	2012	—	—	—		—

Bradley F. Shamla	2014	20,000	13,000	37,053		70,053
	2013	—	—	—		—
	2012	—	—	—		—

(1)

The amounts reported in this table for Messrs. Adams and Jarvis, who are domiciled in Canada, has been converted from CAD to USD using the average exchange rate for the years ended December 31, 2014 and 2013 of $1.1045 CAD = $1 USD and $1.0299 CAD = $1 USD, respectively.

(2)

Flexible benefits for our U.S.-domiciled NEOs represent a perquisite allowance that is paid in cash as additional compensation. Our NEOs domiciled in Canada also receive flexible benefits based on their family status and base salary. For our NEOs that are domiciled in Canada, the flexible benefits can be used to purchase additional benefits or paid in cash and they may receive up to 2.5% of base salary in matching contributions towards their flexible benefits if they make contributions into their Savings Plan to purchase Enbridge common shares.

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

(4)

Other benefits include parking, mortgage interest payments, fitness, and vacation not taken and paid out in cash for our U.S. NEOs. Other benefits for our Canadian NEOs include medical, parking, relocation and vacation not taken and paid out in cash.

(5)	As a result of Mr. McGill’s retirement from Enbridge and its affiliates on December 31, 2014, he received benefit payments for severance, forgone STIP and COBRA coverage.

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

The PSUs are granted to the NEOs pursuant to the PSUP and stock options are granted pursuant to the ISOP. Awards under these plans provide long-term incentive and are administered by the HRC Committee of Enbridge. The performance stock units, restricted stock units and stock options granted in 2012 through 2014 to our U.S. domiciled NEOs are denominated in USD while those granted to NEOs domiciled in Canada are denominated in CAD. The three tables which follow set forth information concerning performance stock units, restricted stock units and stock options granted during the year ended December 31, 2014, outstanding at December 31, 2014 and the number of awards vested and exercised during the year ended December 31, 2014 by each of the NEOs.

GRANTS OF PLAN-BASED AWARDS

Name (a)	Plan Name(1) (b)	Approval Date (b)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Option Awards: Number of Securities Underlying Options(4) (#) (j)	Exercise or Base Price of Option Awards (4) ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (3)(4) ($) (l)
				Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Mark A. Maki	PSUP	11-Feb-14	1-Jan-14	—	—	—	—	5,050	10,100	—	—	210,333
	ISOP	11-Feb-14	13-Mar-14	—	—	—	—	—	—	63,050	44.09	421,174
	STIP	2-Feb-15	27-Feb-15	—	143,960	287,920	—	—	—	—	—	—
Terrance L. McGill	PSUP	11-Feb-14	1-Jan-14	—	—	—	—	4,600	9,200	—	—	191,590
	ISOP	11-Feb-14	13-Mar-14	—	—	—	—	—	—	55,150	44.09	368,402
	STIP	2-Feb-15	27-Feb-15	—	158,476	316,951	—	—	—	—	—	—
Stephen J. Neyland	PSUP	11-Feb-14	1-Jan-14	—	—	—	—	2,500	5,000	—	—	104,125
	ISOP	11-Feb-14	13-Mar-14	—	—	—	—	—	—	36,300	44.09	242,484
	STIP	2-Feb-15	27-Feb-15	—	92,244	184,489	—	—	—	—	—	—
D. Guy Jarvis	PSUP	11-Feb-14	1-Jan-14	—	—	—	—	11,050	22,100	—	—	460,107
	ISOP	11-Feb-14	13-Mar-14	—	—	—	—	—	—	78,350	44.14	427,284
	STIP	2-Feb-15	27-Feb-15	—	311,910	623,821	—	—	—	—	—	—
Richard L. Adams	PSUP	11-Feb-14	1-Jan-14	—	—	—	—	4,100	8,200	—	—	170,719
	ISOP	11-Feb-14	13-Mar-14	—	—	—	—	—	—	67,250	44.14	366,750
	STIP	2-Feb-15	27-Feb-15	—	117,503	235,006	—	—	—	—	—	—
Bradley F. Shamla	PSUP	11-Feb-14	1-Jan-14	—	—	—	—	2,950	5,900	—	—	122,868
	ISOP	11-Feb-14	13-Mar-14	—	—	—	—	—	—	35,500	44.09	237,140
	STIP	2-Feb-15	27-Feb-15	—	94,094	188,188	—	—	—	—	—	—

(1)	The abbreviated plan names are defined as follows:

a.	PSUP refers to the Enbridge Performance Stock Unit Plan (2007), an equity-based incentive plan.

b.	ISOP refers to the Enbridge Incentive Stock Option Plan (2007), a stock option plan.

c.	STIP refers to the Enbridge Short Term Incentive Plan (2006), a non-equity performance-based incentive plan.

(2)

The estimated future payouts under non-equity incentive award plans represents awards under the Enbridge STIP as presented above in the Compensation Discussion and Analysis under the section labeled Short-Term Incentive Plan.

(3)

Our NEOs are eligible to receive annual grants of PSUs, under the PSUP, an equity-based, long-term incentive plan, administered by a committee of the board of directors of Enbridge. The initial value of each of these PSUs on the grant date is equivalent to the volume weighted average closing price of one Enbridge common share as quoted on the TSX or NYSE for the 20 trading days immediately preceding the start of the performance period. Awards under the PSUP are paid out in cash at the end of a three-year performance cycle based on: (1) an EPS target for Enbridge based on levels of performance that are considered weak, average or exceptional and (2) the P/E Ratio of an Enbridge common share relative to a defined group of peer organizations established in advance by a committee of the board of Enbridge. Payments under the PSUP may be increased up to 200% of the original award when Enbridge exceeds the established targets. If Enbridge fails to meet threshold performance levels, no payments are made under the PSUP. Notional dividends are paid on the PSUs which are invested in additional PSUs at the then current market price for one share of Enbridge common stock, which are not included in the estimated future payout amounts, but have been included in the compensation associated with stock awards in the Summary Compensation Table. Enbridge does not issue any common shares in connection with the PSUP.

No payments will be paid out related to the PSUs initially granted if the performance criteria discussed above is not met. The target level at which PSUs are issued represents 100% of the number of PSUs initially granted and attainment of the established performance criteria. The maximum level at which PSUs may be issued is 200% of the number of PSUs initially granted and may occur when Enbridge exceeds the established performance criteria. PSUs vest at the end of a three year performance period that begins on January 1 of the year granted and during the term the PSUs are outstanding, a liability and expense are recorded by Enbridge based on the number of PSUs outstanding (including additional PSUs resulting from reinvesting dividends) and the current market price of an Enbridge common share with an assumed performance multiplier that is determined quarterly based on progress towards achieving the established performance criteria, until the end of the performance period at which point the performance multiplier is known. The grant date fair value for each PSU granted to each of our U.S.-based NEOs in 2014 was $41.65 USD, representing the volume weighted average closing price of one Enbridge common share as quoted on the NYSE for the 20 trading days immediately preceding the start of the performance period that began on January 1, 2014. The grant date fair value for each PSU granted to each of our Canadian based NEOs was $44.30 CAD, representing the volume weighted average closing price of one Enbridge common share as quoted on the TSX for the 20 days immediately preceding the start of the performance period that began on January 1, 2014. We have converted the grant date fair value for the Canadian PSU grants made from CAD to USD using an average exchange rate of $1.0639 CAD = $1 USD, representing an average for the 20 trading days immediately preceding the start of the performance period that began on January 1, 2014.

(4)

The ISOP is administered by a committee of the Enbridge board of directors. If an option is awarded at a time when a blackout period is in effect, the grant price of the option will be set on the sixth trading day following the termination of the blackout period, and will be based on the weighted average trading price of an Enbridge common share on the TSX or NYSE for the five trading days immediately preceding. If an option is granted when a blackout period is not in effect, the exercise price may not be less than 100% the fair market value as at grant date. During 2014, each of the NEOs received grants of Enbridge incentive stock options that upon exercise may be exchanged for an equivalent number of shares of Enbridge common stock. The exercise price of the incentive stock options at the time of grant was $48.81 CAD for Canadian-domiciled NEOs and $44.09 USD for NEOs domiciled in the United States.

The amounts included as the grant date fair value for the 2014 incentive stock option awards represent the amount determined by computing the fair value of the options in accordance with the authoritative guidance for share-based payments on the grant date using the Black-Sholes option pricing model with the following assumptions:

USD Option Value	CAD Option Value
6 years expected term;	6 years expected term;
20.07% expected volatility;	17.07% expected volatility;
2.87% expected dividend yield; and	2.87% expected dividend yield; and
1.90% risk free interest rate.	1.76% risk free interest rate.

The fair value of options granted as computed using these assumptions is $6.68 USD or $6.03 CAD. The $6.03 CAD option value and the $48.81 CAD exercise price have been converted to USD using an exchange rate of $1.1057 CAD = $1 USD representing the noon buying rate at the Bank of Canada for transfers of CAD on the grant date of March 13, 2014. The grant date fair value is expensed over the shorter of the vesting period for the options, generally 4 years, and in the year granted for employees age 55 and over and eligible for early retirement. Mr. McGill is aged 55 or over and eligible for early retirement as of the grant date and, as a result, the grant date fair value of options they were awarded are recognized in the year granted.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name (a)	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)(2) (c)	Option Exercise Price (3) ($) (e)	Option Expiration Date(1)(2) (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (4) (#) (i)	Equity Incentive Plan Awards: Market or Payout of Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Mark A. Maki	—	63,050	44.09	13-Mar-24	5,189	533,559
	15,900	47,700	43.84	27-Feb-23	4,124	424,028
	30,825	30,825	38.65	2-Mar-22
	57,300	19,100	28.99	14-Feb-21
Terrance L. McGill	—	55,150	44.09	13-Mar-24	4,727	486,014
	17,538	52,612	43.84	27-Feb-23	4,547	467,518
	34,025	34,025	38.65	2-Mar-22
	63,900	21,300	28.99	14-Feb-21
	49,000	—	21.97	16-Feb-20
Stephen J. Neyland	—	36,300	44.09	13-Mar-24	2,569	264,138
	10,263	30,787	43.84	27-Feb-23	2,432	250,068
	19,550	19,550	38.65	2-Mar-22
	22,300	11,150	28.99	14-Feb-21
	7,700	—	21.97	16-Feb-20
	2,750	—	15.80	25-Feb-19
D. Guy Jarvis	—	78,350	44.14	13-Mar-24	11,354	1,169,394
	15,088	45,262	43.74	27-Feb-23	7,874	1,091,386
	—	45,800	38.77	2-Mar-22
	—	25,300	29.11	14-Feb-21
	54,208	115,192	39.77	15-Aug-20
Richard L. Adams	—	67,250	44.14	13-Mar-24	4,213	583,940
	13,288	39,862	43.84	27-Feb-23	3,437	353,357
	25,975	25,975	38.65	2-Mar-22
	35,400	11,800	28.99	14-Feb-21
	34,000	—	21.97	16-Feb-20
Bradley F. Shamla	—	35,500	44.09	13-Mar-24	3,031	311,683
	13,000	39,000	43.74	27-Feb-23	2,959	410,185
	25,175	25,175	38.77	2-Mar-22
	49,050	16,350	29.11	14-Feb-21
	25,400	—	22.34	16-Feb-20
	30,000	—	15.78	25-Feb-19
	23,000	—	19.90	19-Feb-18
	11,800	—	16.30	9-Feb-17
	13,400	—	15.79	13-Feb-16

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

(2)

PSOs were provided to Mr. Jarvis on August 15, 2012 and are similar to the incentive stock options, except that the quantities that become exercisable are subject to both time and performance requirements. PSOs are granted on an infrequent basis and provide the eligible NEO the opportunity to acquire one Enbridge common share for each option held when the specified time and performance conditions are met. Upon the performance hurdles being met, the PSOs are also time vested 20% annually over five years. As of December 31, 2014, the Enbridge common share price targets of $48.00 CAD and $53.00 CAD, for the 2012 grant have been met, therefore 32% of the grant is exercisable.

(3)

The exercise prices of the ISOs issued during 2007 and prior years are denominated in CAD and have been adjusted for the noon exchange rate on the date of grant. Where appropriate, all exercise prices and valuation prices prior to 2011 have been adjusted for the April 2011 Partnership stock split and Enbridge’s May 2011 stock split. Beginning in 2008, ISOs granted to NEOs domiciled in the United States are denominated in USD while those NEOs domiciled in Canada are denominated in CAD. PSOs are granted in CAD to NEOs domiciled in either Canada or the United States. The ISOs and PSOs denominated in CAD have been converted to USD using the exchange rate on the grant dates as set forth below:

Grant Date	Option Exercise Price CAD (TSX)	Exchange Rate $1 CAD/ USD	Option Exercise Price USD (converted)
February 13, 2006	18.2350	0.8660	15.7915
February 9, 2007	19.1300	0.8519	16.2968
August 15, 2007	18.2850	0.9306	17.0160
February 19, 2008	20.2100	0.9843	19.8927
February 25, 2009	19.8050	0.7964	15.7727
February 16, 2010	23.2950	0.9591	22.3422
February 14, 2011	28.7750	1.0116	29.1088
March 5, 2012	38.3400	1.0113	38.7732
August 15, 2012	39.3400	1.0110	39.7727
February 27, 2013	44.8300	0.9756	43.7361
March 13, 2014	48.8100	0.9044	44.1438

(4)

The unearned common shares, units or other rights that have not vested under stock awards represent PSUs that have not yet reached the end of their term. The PSUs become vested upon achieving the established performance criteria discussed in Footnote 3 of the Grants of Plan-Based Awards table, at the end of the term. The amounts represented in the column are the number of units that have not vested at the common share price of one Enbridge common share on the NYSE at December 31, 2014 equating to $51.41 per share or on the TSX of $59.74 per common share converted to USD as $51.50 per share at the conversion rate of $1.1601 CAD = $1 USD. The market or payout values presented assume a performance multiplier of 2.0 for PSUs granted in 2014 and 2013, which amounts represent the maximum level attainable.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (1) (#) (d)	Value Realized on Vesting (2) ($) (e)
Mark A. Maki	84,900	2,428,584	4,842	452,716
Terrance L. McGill	198,000	5,744,304	5,386	503,583
Stephen J. Neyland	—	—	3,917	366,242
D. Guy Jarvis	62,650	1,023,236	6,199	572,630
Richard L. Adams	64,000	2,419,544	4,135	386,589
Bradley F. Shamla	14,400	461,716	3,426	316,454

(1)

The number of common shares acquired on vesting for stock awards represents the number of PSUs issued in 2012 and the related dividends paid that were used to acquire additional PSUs, all of which matured on December 31, 2014. As discussed in Footnote 3 of the Grants of Plan-Based Awards table, no common shares are issued with respect to the PSUs that become vested; rather, cash is paid in an amount based on the value of an Enbridge common share at the maturity date and the level of achievement of the established performance goals. The payout for the PSUs granted in 2012 is expected to occur on or about March 13, 2015.

(2)

The value realized on vesting is determined based on the 20-day volume weighted-average value of an Enbridge common share of $49.73 USD for the NEOs domiciled in the U.S. or $56.71 CAD for the NEOs domiciled in Canada. In each case the common share price is multiplied by an estimated 1.88 performance factor multiplied by the number of PSUs, and is then converted to USD, as applicable, using an average exchange rate of $0.8665 CAD = $1USD for the 20 trading days prior to the maturity date of December 31, 2014.

Pension Plan

Enbridge sponsors two qualified pension plans, the Retirement Plan for the Employees of Enbridge Inc. and Affiliates, or EI RPP, and the Enbridge Employee Services, Inc. Employees’ Pension Plan, or QPP. These plans provide defined pension benefits, and cover employees in Canada and the United States, respectively. Both plans are non-contributory. Enbridge also sponsors supplemental nonqualified retirement plans in both Canada, referred to as EI SPP, and the United States, referred to as US SPP, which provide defined pension benefits for the NEOs in excess of the tax-qualified plans’ limits. We collectively refer to the EI RPP, the QPP, the EI SPP and the US SPP as the Pension Plans. Defined pension benefits under the grandfathered benefit of the Pension Plans are based on the employees’ years of service and average final remuneration with an offset for Social Security benefits, while cash balance benefits provide annual pay and interest credits to notional member accounts.

For service prior to becoming a senior management employee, there are different pension benefits depending on an employee’s hire date with Enbridge. Employees hired before January 1, 2002 have grandfathered benefits equal to: (a) 1.6% of the average of the participant’s highest average annual salary multiplied by (b) the number of credited years of service. Other provisions are aligned with the senior management provisions described below. For employees hired after January 1, 2002, the Pension Plans provide cash balance benefits with pay credits ranging from 4%—10% depending on the employees’ pensionable pay, age and years of service.

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

The table below illustrates the total annual pension entitlements at December 31, 2014 assuming the eligibility requirements for an unreduced pension have been satisfied. We have converted pensions payable in CAD into USD at the rate of $1.1045 CAD = $1.00 USD, the average exchange rate for the year ended December 31, 2014. The present value of the accumulated benefits has been determined under the accrued benefit valuation method with the following assumptions:

Discount rate	3.70% at year end 2014
Salary increases	None
Inflation	2.50% per year
Retirement age	Age when first eligible for an unreduced pension (1)
Terminations	None
Mortality Rates:
Pre-retirement	None
Post-retirement	Society of Actuaries RP2014 annuity/non-annuitant table without collar adjustment with full generational mortality improvement under Scale MP 2014

(1)	This is age 60 for all executives except for Messrs. Maki, Adams and Shamla, who are eligible for an unreduced pension at age 55 and Mr. Neyland who is eligible at age 57.

PENSION BENEFITS

Name (a)	Plan Name (b)	Number of Years Credited Service(1) (#) (c)	Present Value of Accumulated Benefit ($) (d)
Mark A. Maki	EI RPP	1.92	111,000
	EI SPP	1.92	213,000
	US QPP	26.40	2,153,000
	US SPP	26.40	1,793,000
Terrance L. McGill	US QPP	12.51	258,000
	US SPP	12.84	2,516,000
Stephen J. Neyland	US QPP	12.50	206,000
	US SPP	10.00	883,000
D. Guy Jarvis	EI RPP	14.50	596,000
	EI SPP	14.50	1,783,000
Richard L. Adams	EI RPP	1.79	94,000
	EI SPP	1.79	170,000
	US QPP	26.41	2,166,000
	US SPP	11.71	764,000
Bradley F. Shamla	EI RPP	14.44	726,000
	EI SPP	14.44	881,000
	US QPP	9.44	665,000
	US SPP	1.64	80,000

(1)

For all NEOs with the exception of Messrs. Maki and Shamla, combined US SPP and EI SPP service represents years of service as a senior management employee. Mr. Maki has 15.00 years and Mr. Shamla has 13.67 years of service as a senior management employee.

Employment Agreements

In 2014, Enbridge entered into an executive employment agreement with D. Guy Jarvis, Director and Executive Vice President—Liquids Pipelines. The term of the agreement continues until the earlier of the executive officer’s voluntary retirement in accordance with Enbridge’s retirement policies for its senior employees, voluntary resignation, death or termination of employment by Enbridge of the applicable executive officer. The remaining NEOs do not have an employment agreement with us or any other Enbridge affiliate. The agreement provides that Enbridge will pay severance benefits to Mr. Jarvis as set forth in the table below, if such executive officer’s employment is terminated. Since 2007, it has been Enbridge’s policy not enter into employment agreements granting “single trigger’ voluntary termination rights in favor of the executive.

The following table provides a summary of the incremental compensation that Enbridge would pay to the applicable executive officer under the terms of his employment agreement upon the occurrence of one of the foregoing events:

Type of Termination	Base Pay	Short-term Incentive	Long-term Incentive	Benefits	Pension
Resignation (Voluntary)	None	Payable in full if executive has worked the entire calendar year. Otherwise none.	Performance stock units are forfeited. Vested options must be exercised within 30 days of resignation or by the end of the original term, whichever is sooner. Unvested stock options are cancelled.	None	Credited service no longer earned.
Retirement (Voluntary)	None	Current year’s incentive is pro-rated based on retirement date.

Performance stock units are prorated to retirement date and the value and performance is assessed and paid at the end of the term. Non-qualified stock options continue to vest and vested options are exercisable for three years after the retirement date or until the end of the original term (whichever is sooner). ISOs have immediate vesting (for that which would have vested in the three years following retirement) and vested options can be exercised for three months after the retirement date or until the end of the original term (whichever is sooner). Performance stock options are prorated for the period of active employment in the 5 year period starting January 1 of the year of grant and ending the later of three years after retirement or 30 days after the date by which the share price targets must be met (or up to the date the option expires, whichever is earlier), as long as the share price targets are met.

				Post retirement benefits begin.	Credited service no longer earned.
Constructive Dismissal (Involuntary) Not for Cause (Involuntary)	Base salary is paid out in a lump sum representing two years.	The average of short-term incentive awards received in the past two years multiplied by two times; plus the current year’s short-term incentive, prorated based on service before employment was terminated.	Performance stock units are prorated to date of termination (or notice period) and the value and performance is assessed and paid at the end of the term. Vested stock options are exercisable in accordance with their terms. Unvested stock options are paid in cash.(1)	Benefits value is paid out in a lump sum over two years’ value.	Two additional years of pension accrual are added to the final pension calculation.

(1)	Performance stock options are valued assuming all performance measures have been met.

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

We pro-rate based on active employment during the vesting period (any notice period, if applicable, for an involuntary not for cause termination is included as active employment) and we treat the pro-rated options as time vested.

In addition, the executive officer will receive:

•	Up to a maximum of $20,000 for financial or career counseling assistance.

•	An amount in cash equal to the value of all of such executive officer’s accrued and unpaid vacation pay.

•	Annual flexible perquisite, flex credit allowance and savings plan matching contributions over the severance period (2 years).

Mr. Jarvis is subject during his employment to restrictions on (1) any practice or business in competition with Enbridge or its affiliates and (2) disclosure of the confidential information of Enbridge or its affiliates. After Mr. Jarvis has left the company, he is subject to the restriction on disclosure of confidential information of Enbridge for two years thereafter.

In the event of a termination that would result in severance benefits, Enbridge would owe incremental benefits to Mr. Jarvis with a value of approximately $9 million. Such amounts assume that termination was effective as of December 31, 2014, and as a result include amounts earned through such time and are estimates of the amounts which would be paid out to Mr. Jarvis upon termination under such circumstances. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Enbridge.

Director Compensation

As a partnership, we are managed by Enbridge Management, as the delegate of our General Partner. The boards of directors of Enbridge Management and our General Partner, which are comprised of the same persons, perform for us the functions of a board of directors of a business corporation. We are allocated 100% of the director compensation of these board members. Enbridge employees who are members of the boards of directors of our General Partner or Enbridge Management do not receive any additional compensation for serving in those capacities. Effective March 1, 2014 and October 31, 2014, Stephen J. Wuori and Terrance L. McGill, respectively, resigned as members of the boards of directors of Enbridge Management and our General Partner and those positions were subsequently filled by the appointment of D. Guy Jarvis and John K. Whelen, respectively, effective the same dates.

Under the Director Compensation Plan, non-employee directors shall receive an annual retainer of $145,000, with no additional fees for attending regular meetings. The annual retainer paid to the Chairman of the Board is $20,000 and the annual retainer paid to the Chairman of the Audit Committee is $15,000. The out-of-state travel fee is $1,500 per meeting. In addition, the Director Compensation Plan has set the retainer paid to a Director serving as Chairman of any Special Committee that may be constituted from time to time to $10,000 for each. Each member of the Special Committee receives $1,500 per meeting.

The Corporate Governance Guidelines provide an expectation that independent directors will hold a personal investment in either or both of us or Enbridge Management, of at least two times the annual board retainer, which, based on the current annual retainer would equal $290,000 (i.e., 2 X $145,000 = $290,000). Directors would be expected to achieve the foregoing level of equity ownership five years from the date he or she became a director. All of our independent directors are in compliance with this requirement.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash (1) ($) (b)
Jeffrey A. Connelly	161,250
Chairman of the Board
J. Herbert England	118,500
Audit Committee Chairman
Dan A. Westbrook	135,750
Rebecca B. Roberts	132,750
J. Richard Bird, D. Guy Jarvis, Mark A. Maki, Terrance McGill, John K. Whelen, and Steve J Wuori(2)	—

(1)	First quarter retainer fees were, in each instance, paid in the fourth quarter of the year prior, thus the above fees represent the period of April 2014 thru December 2014.

(2)

These directors are also employees of Enbridge or its subsidiaries and thus do not receive any compensation as a director in addition to their standard compensation as an employee of Enbridge or its subsidiaries. On March 1, 2014, Mr. Wuori resigned as a director and executive officer of the General Partner with Mr. Jarvis subsequently appointed as a director. In addition, on October 31, 2014, Mr. McGill resigned as a director and Mr. Whelen was subsequently appointed as a director.

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

/s/ Mark A Maki Mark A. Maki President, Principal Executive Officer and Director	/s/ C. Gregory Harper C. Gregory Harper Executive Vice President—Gas Pipelines & Processing and Director

/s/ D. Guy Jarvis D. Guy Jarvis Executive Vice President—Liquids Pipelines and Director	/s/ J. Richard Bird J. Richard Bird Director

/s/ Jeffrey A. Connelly Jeffrey A. Connelly Director	/s/ John K. Whelen John K. Whelen Director

/s/ J. Herbert England J. Herbert England Director	/s/ Dan A. Westbrook Dan A. Westbrook Director

/s/ Rebecca B. Roberts Rebecca B. Roberts Director

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 17, 2015 with respect to persons known to us to be the beneficial owners of more than 5% of any class of the Partnership’s units:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Enbridge Energy Management, L.L.C.	i-units	68,305,187	100.0
1100 Louisiana St., Suite 3300
Houston, TX 77002

Enbridge Energy Company, Inc.	Class A common units	46,518,336	15.6
1100 Louisiana St., Suite 3300	Class B common units	7,825,500	100.0
Houston, TX 77002	Series 1 Preferred Units	48,000,000	100.0
	Class D units	66,100,000	100.0
	Class E units	18,114,975	100.0
	Incentive distribution units	1,000	100.0

Deutsche Bank AG(1)	Class A common units	16,769,372	6.56
Taunusanlage 12
60325 Frankfurt am Main
Federal Republic of Germany

Oppenheimer Funds, Inc.(2)	Class A common units	13,689,287	5.39
Two World Financial Center
225 Liberty Street
New York, NY 10281

(1)	Reflects the securities beneficially owned by the Asset and Wealth Management business group of Deutsche Bank AG and its subsidiaries and affiliates.

(2)	Oppenheimer Funds, Inc., reported shared voting and dispositive power as to the Class A common units in its Schedule 13G, filed January 26, 2015.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 18, 2015 with respect to each class of our units and the listed shares of Enbridge Management beneficially owned by the NEOs and directors of the General Partner and Enbridge Management and all executive officers and directors of the General Partner and Enbridge Management as a group:

	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
Name	Title of Class	Number of Shares(1)	Percent of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Jeffrey A. Connelly(2)	Listed Shares	—	*	Class A common units	20,000	*
J. Richard Bird(3)	Listed Shares	95,492	*	Class A common units	—	*
J. Herbert England	Listed Shares	—	*	Class A common units	8,626	*
C. Gregory Harper	Listed Shares	—	*	Class A common units	—	*
D. Guy Jarvis	Listed Shares	—	*	Class A common units	—	*
Mark A. Maki	Listed Shares	5,907	*	Class A common units	4,000	*
Terrance L. McGill(4)	Listed Shares	5,092	*	Class A common units	8,000	*
Rebecca B. Roberts	Listed Shares	—	*	Class A common units	4,000	*
Dan A. Westbrook(5)	Listed Shares	—	*	Class A common units	23,000	*
John K. Whelen	Listed Shares	—	*	Class A common units	—	*
Richard Adams	Listed Shares	—	*	Class A common units	—	*
Stephen J. Neyland(6)	Listed Shares	8,713	*	Class A common units	—	*
Bradley F. Shamla(6)	Listed Shares	—	*	Class A common units	—	*
All executive officers, directors and nominees as a group (18 persons)	Listed Shares	110,112	*	Class A common units	59,626	*

*	Less than 1%.

(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.

(2)

Of the 20,000 Class A common units deemed beneficially owned by Mr. Connelly, 20,000 Class A common units are held in the Susan K. Connelly Family Trust, of which Mr. Connelly is the trustee and a beneficiary.

(3)	The 95,492 Listed Shares owned by Mr. Bird are held by an investment holding corporation over which he exercises full control and direction.

(4)	Mr. McGill retired on December 31, 2014 and will no longer be an officer or director of our General Partner.

(5)

Of the 23,000 Class A common units deemed beneficially owned by Mr. Westbrook, 16,000 Class A common units are held by The Westbrook Trust, for which Mr. Westbrook is the trustee and beneficiary, and 7,000 Class A common units are held by the Mary Ruth Westbrook Trust, for which Mr. Westbrook is the sole trustee and beneficiary.

(6)	The 8,713 Listed shares beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties. For further discussion of these and other related party transactions, refer to Item 8. Financial Statements and Supplementary Data, under Note 12. Related Party Transactions.

Interest of the General Partner in the Partnership

At December 31, 2014, our General Partner had the following ownership interests in us:

	Quantity	Effective Ownership %
Series 1 preferred units representing partner interest	48,000,000	100.0%

Direct ownership
Class A common units representing limited partner interest	46,518,336	10.4%
Class B common units representing limited partner interest	7,825,500	1.7%
Class D units representing limited partner interest	66,100,000	14.7%
IDUs representing limited partner interest	1,000	0.0%
General Partner interest	8,972,274	2.0%
Indirect ownership
Enbridge Management shares (Listed and Voting)	7,982,586	1.8%

Total effective ownership	137,399,696	30.6%

Interest of Enbridge Management in the Partnership

At December 31, 2014, Enbridge Management owned 68,305,187 i-units, representing a 15.2% limited partner interest in us. The i-units are a special class of our limited partner interests. All of our i-units are owned by Enbridge Management and are not publicly traded. Enbridge Management’s limited liability company agreement provides that the number of all of its outstanding shares, including the voting shares owned by the General Partner, at all times will equal the number of i-units that it owns. Through the combined effect of the provisions in the partnership agreement and the provisions of Enbridge Management’s limited liability company agreement, the number of outstanding Enbridge Management shares and the number of our i-units will at all times be equal.

Cash Distributions

As discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we make quarterly cash distributions of our available cash to our General Partner and limited partners. The holders of our i-units received in-kind distributions under the partnership agreement. Our General Partner, through its ownership in our incentive distribution units, or IDUs, receives incremental incentive cash distributions on the portion of cash distributions that exceed certain target thresholds on a per unit basis as follows:

	Unitholders	General Partner and IDUs
Quarterly Cash Distributions per Unit:
Up to $0.5435 per unit	98%	2%
Target greater than $0.5435 per unit	75%	25%

During 2014, we paid cash and incentive distributions to our General Partner for its general partner ownership interest of approximately $79.5 million and cash distributions of $102.2 million, $17.2 million, $69.8 million, and $2.8 million in connection with its ownership of the Class A common units, Class B common units, Class D common units, and IDUs, respectively. The cash distributions we make to our General Partner for its general partner ownership interest exclude an amount equal to 2% of the i-unit distributions to maintain its 2% general partner interest.

In-Kind Distributions

Enbridge Management, as owner of our i-units, does not receive distributions in cash. Instead, each time that we make a cash distribution to the General Partner and the holders of our Class A and Class B common units, we issue additional i-units to Enbridge Management in an amount determined by dividing the cash amount distributed per limited partner unit by the average price of one of Enbridge Management’s listed shares on the NYSE for the 10-trading day period immediately preceding the ex-dividend date for Enbridge Management’s shares multiplied by the number of shares outstanding on the record date. In 2014, 2013 and 2012, we distributed a total of 4,562,088, 3,769,989 and 2,632,090 i-units to Enbridge Management, on a split-adjusted basis, and retained cash totaling approximately $143.9 million, $113.8 million and $85.0 million in connection with these in-kind distributions.

General Partner Contributions

Pursuant to our partnership agreement, our General Partner is at all times required to maintain its 2% general partner ownership interest in us. During 2013 and 2012, in connection with our various issuances and sales of Class A common units, our General Partner contributed approximately $10.8 million and $9.4 million, respectively, to us to maintain its 2% general partner ownership interest. The General Partner did not contribute during 2014.

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

The Enbridge Statement of Business Conduct sets forth policies and procedures for the review and approval of certain transactions with persons affiliated with us.

During 2014, we had the following “related person” transactions (as the term is defined in Item 404 of Regulation S-K):

•

An affiliate of Enbridge that provides employee services to the Partnership continued a previously existing employment relationship with Jan Connelly, the sister of Jeffrey A. Connelly, a member of the Board of Directors. Ms. Connelly was employed in our Houston office as an Optimization Advisor. During 2014, she received total cash compensation including a severance payment of $267,354.16 and benefits estimated at approximately 32% of her base compensation for a total of $310,577.08

•

An affiliate of Enbridge that provides employee services to the Partnership continued a previously existing employment relationship with Ryan McGill, the son of Terrance L. McGill, one of the named executive officers and a member of the Board of Directors. Mr. McGill is employed in our Houston office as a Gas Supply Representative. During 2014, he received total cash compensation of $115,482.04 and benefits estimated at approximately 32% of his base compensation for a total of $145,663.81

Director Independence

For a discussion of director independence, see Item 10. Directors, Executive Officers and Corporate Governance.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, our principal independent auditors, for each of our last two fiscal years.

	For the year ended December 31,
	2014	2013(3)
Audit fees(1)	$2,825,000	$6,385,000
Tax fees(2)	900,000	755,000

Total	$3,725,000	$7,140,000

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of our interim consolidated financial statements, audits of various subsidiaries for statutory and regulatory filing requirements and our debt and equity offerings.

(2)	Tax fees consist of fees billed for professional services rendered for federal and state tax compliance for Partnership tax filings and unitholder K-1’s.

(3)	Audit services in 2013 are inclusive of the MOLP carve-out audit and the Offering.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit Committee of Enbridge Management’s board of directors; however, services up to $50,000 may be approved by the Chairman of the Audit Committee, under the board of directors’ delegated authority. All services in 2014 and 2013 were approved by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)  Financial Statements.

The following financial statements and supplementary data are incorporated by reference in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K.

a.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

b.	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

c.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.

d.	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

e.	Consolidated Statements of Financial Position as of December 31, 2014 and 2013.

f.	Consolidated Statements of Partners’ Capital for the years ended December 31, 2014, 2013 and 2012.

g.	Notes to the Consolidated Financial Statements.

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

ENBRIDGE ENERGY PARTNERS, L.P. (Registrant)

	By:	Enbridge Energy Management, L.L.C., as delegate of the General Partner

	By:	/s/ Mark A. Maki
Mark A. Maki
Date: February 18, 2015		President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2015 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Mark A. Maki	/s/ C. Gregory Harper
Mark A. Maki President, Principal Executive Officer and Director	C. Gregory Harper Executive Vice President—Gas Pipelines & Processing and Director

/s/ D. Guy Jarvis	/s/ Stephen J. Neyland
D. Guy Jarvis Executive Vice President—Liquids Pipelines and Director	Stephen J. Neyland Vice President—Finance (Principal Financial Officer)

/s/ Noor S. Kaissi	/s/ J. Richard Bird
Noor S. Kaissi Controller	J. Richard Bird Director

/s/ John K. Whelen	/s/ Jeffrey A. Connelly
John K. Whelen Director	Jeffrey A. Connelly Director

/s/ J. Herbert England	/s/ Dan A. Westbrook
J. Herbert England Director	Dan A. Westbrook Director

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

Exhibit Number	Description
3.1	Certificate of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.1 of our Registration Statement No. 33-43425).
3.2	Certificate of Amendment to Certificate of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.2 of our Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on October 9, 2001).
3.3	Seventh Amended and Restated Agreement of Limited Partnership of Enbridge Energy Partners, L.P., dated as of January 2, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on January 8, 2015).
3.4	Irrevocable Waiver dated as of June 18, 2014, made by Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 19, 2014).
4.1	Form of Certificate representing Class A common units (incorporated by reference to Exhibit 4.1 of our Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on October 9, 2001).
4.2	Series 1 Preferred Unit Purchase Agreement, dated May 7, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 13, 2013).
10.1	Intercorporate Services Agreement, dated as of November 13, 2013, by and between Midcoast Energy Partners, L.P. and Enbridge Energy Partners, L.P. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on November 19, 2013).
10.2	Financial Support Agreement, dated as of November 13, 2013, by and between Midcoast Operating, L.P. and Enbridge Energy Partners, L.P. (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on November 19, 2013).
10.3	Contribution, Conveyance and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line Company, Limited Partnership (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009).
10.4	LPL Contribution and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Pipe Line Company, Limited Partnership and Lakehead Services, Limited Partnership (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009).
10.5	Contribution Agreement (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-3/A, filed on July 8, 2002).
10.6	First Amendment to Contribution Agreement (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1/A, filed on September 24, 2002).
10.7	Second Amendment to Contribution Agreement (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on October 31, 2002).
10.8	Contribution Agreement, dated as of December 23, 2014, by and among, Enbridge Energy Company, Inc., Enbridge Pipelines (Alberta Clipper) L.L.C. and Enbridge Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 30, 2014).

Exhibit Number	Description
10.9	Contribution Agreement among Enbridge Energy Company, Inc., Enbridge Pipelines (Mainline Expansion) L.L.C., the OLP, the Partnership, and Enbridge Pipelines (Lakehead) L.L.C. dated December 6, 2012 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on December 6, 2012).
10.10	Contribution, Conveyance and Assumption Agreement, dated as of November 13, 2013, by and among Enbridge Energy Partners, L.P., Midcoast Energy Partners, L.P., Midcoast Holdings, L.L.C., Midcoast Operating, L.P. and Midcoast OLP GP, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 19, 2013).
10.11	Sixth Amended and Restated Agreement of Limited Partnership of Enbridge Energy, Limited Partners, dated January 2, 2015, by and among and Enbridge Energy Partners, L.P., Enbridge Pipelines (Lakehead) L.L.C. , Enbridge Pipelines (Wisconsin) Inc. , Enbridge Energy Company, Inc., Enbridge Pipelines (Eastern Access) L.L.C. and Enbridge Pipelines (Mainline Expansion) L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 8, 2015).
10.12	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 14, 2002).
10.13	First Amending Agreement to the Delegation of Control Agreement, dated February 21, 2005 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 5, 2005).
10.14	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.15	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.16	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.17	Omnibus Agreement (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.18	Omnibus Agreement, dated as of November 13, 2013, by and among Midcoast Energy Partners, L.P., Midcoast Holdings, L.L.C., Enbridge Energy Partners, L.P. and Enbridge Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 19, 2013).
10.19	Commercial Paper Dealer Agreement between the Partnership, as Issuer, and Banc of America Securities LLC, as Dealer, dated as of April 21, 2005 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 3, 2005).
10.20	Commercial Paper Dealer Agreement between the Partnership, as Issuer, and Deutsche Bank Securities Inc., as Dealer, dated as of April 21, 2005 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on May 3, 2005).
10.21	Commercial Paper Dealer Agreement between the Partnership, as Issuer, and Goldman, Sachs & Co., as Dealer, dated April 21, 2005 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on May 3, 2005).
10.22	Commercial Paper Dealer Agreement between the Partnership, as Issuer, Merrill Lynch, Pierce, Fenner, and Smith Incorporated and Merrill Lynch Money Markets Inc., as Dealer, dated April 21, 2005 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on May 3, 2005).
10.23	Commercial Paper Issuing and Paying Agent Agreement between the Partnership and Deutsche Bank Trust Company Americas, dated April 21, 2005 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on May 3, 2005).
10.24	Commercial Paper Issuing and Paying Agent Agreement between the Partnership and Citigroup Global Markets Inc., dated December 15, 2010 (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 18, 2011).

Exhibit Number	Description
10.25	Commercial Paper Dealer Program [4(2) Program] dated as of December 15, 2010 between the Partnership, as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on February 18, 2011).
10.26	Assumption and Indemnity Agreement, dated December 18, 1992, between Interprovincial Pipe Line Inc. and Interprovincial Pipe Line System Inc. (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009).
10.27	Settlement Agreement, dated August 28, 1996, between Lakehead Pipe Line Company, Limited Partnership and the Canadian Association of Petroleum Producers and the Alberta Department of Energy (incorporated by reference to Exhibit 10.17 of our 1996 Annual Report on Form 10-K for the year ended December 31, 1996, filed on February 28, 1997).
10.28	Tariff Agreement as filed with the Federal Energy Regulatory Commission for the System Expansion Program Phase II and Terrace Expansion Project (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 22, 1999).
10.29	Offer of Settlement, dated December 21, 2005, as filed with the Federal Energy Regulatory Commission for approval to implement an additional component of the Facilities Surcharge to permit recovery by Enbridge Energy, Limited Partnership of the costs for the Southern Access Mainline Expansion and approval of the Offer of Settlement dated March 16, 2006 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on July 31, 2007).
+10.30	Executive Employment Agreement between Enbridge Inc. and D. Guy Jarvis entered into on March 14, 2014 (incorporated by reference to Exhibit 10.1 to our Amended Current Report on Form 8-K/A, filed on March 18, 2014).
+10.31	Executive Employment Agreement, entered into February 11, 2014, between C. Gregory Harper, the Executive, and Enbridge Employee Services, Inc., effective January 30, 2014 (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014).
+10.32	Executive Employment Agreement, dated December 20, 2012, between Leon Zupan, the Executive, and Enbridge Inc., the company effective August 1, 2012. (incorporated by reference to Exhibit 10.1 on Form 10-K for the year ended December 31, 2012, filed on February 15, 2013).
+10.33	Executive Employment Agreement, dated May 11, 2001, between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation (incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K, filed on March 28, 2003).
+10.34	Enbridge Incentive Stock Option Plan (2002), dated May 3, 2002 (incorporated by reference to Exhibit 10.2 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
+10.35	Enbridge Incentive Stock Option Plan (2007) dated January 1, 2007 (incorporated by reference to Exhibit 10.3 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
+10.36	Enbridge Performance Stock Option Plan (2007) dated January 1, 2007 (incorporated by reference to Exhibit 10.4 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
+10.37	Enbridge Performance Stock Option Plan (2007), amended and restated in 2011, further amended November 2012 (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 15, 2013).
+10.38	Enbridge Performance Stock Unit Plan (2007), dated January 1, 2007 (incorporated by reference to Exhibit 10.5 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).

Exhibit Number	Description
+10.39	Enbridge Performance Stock Unit Plan (2007), as amended November 2012 (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 15, 2013).
10.40	Indenture, dated May 27, 2003, between the Partnership, as Issuer, and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-4, filed on June 30, 2003).
10.41	Second Supplemental Indenture, dated May 27, 2003, between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-4, filed on June 30, 2003).
10.42	Fourth Supplemental Indenture, dated December 3, 2004, between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on December 3, 2004).
10.43	Fifth Supplemental Indenture, dated December 3, 2004, between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on December 3, 2004).
10.44	Sixth Supplemental Indenture, dated December 21, 2006, between the Partnership and U.S. Bank National Association, successor to SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on December 21, 2006).
10.45	Seventh Supplemental Indenture, dated April 3, 2008, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on April 7, 2008).
10.46	Eighth Supplemental Indenture, dated April 3, 2008, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on April 7, 2008).
10.47	Ninth Supplemental Indenture, dated December 22, 2008, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on December 22, 2008).
10.48	Tenth Supplemental Indenture, dated March 2, 2010, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K, filed on March 2, 2010).
10.49	Eleventh Supplemental Indenture, dated September 13, 2010, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K, filed on September 13, 2010).
10.50	Twelfth Supplemental Indenture, dated September 15, 2011, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K, filed on September 15, 2011).
10.51	Indenture for Subordinated Debt Securities, dated September 27, 2007, between Enbridge Energy Partners, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on September 28, 2007).
10.52	First Supplemental Indenture to the Indenture, dated September 27, 2007, between Enbridge Energy Partners, L.P. and U.S. Bank National Association, as Trustee (including form of Note) (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on September 28, 2007).
10.53	Replacement Capital Covenant, dated September 27, 2007, by Enbridge Energy Partners, L.P. in favor of the debt holders designated therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 28, 2007).
10.54	Common Unit Purchase Agreement (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed on February 10, 2005).
10.55	Class A Common Unit Purchase Agreement, dated November 17, 2008, between the Partnership and Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 18, 2008).

Exhibit Number	Description
10.56	International Joint Tariff Agreement, dated May 6, 2011, by and between Enbridge Pipelines Inc. and Enbridge Energy, Limited Partnership (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 29, 2011).
10.57	Credit Agreement, dated September 26, 2011, between the Partnership, as Borrower, and Bank of America, N.A., as Administrative Agent and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2011).
10.58	First Amendment to Credit Agreement, dated as of September 30, 2011, between the Partnership, as Borrower, the lenders parties thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on November 1, 2012).
10.59	Extension Agreement and Second Amendment to Credit Agreement, as of September 26, 2012, between the Partnership, as Borrower, the lenders parties thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on November 1, 2012).
10.60	Extension Agreement and Third Amendment to Credit Agreement, dated as of October 28, 2013, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on October 31, 2013).
10.61	Fourth Amendment to Credit Agreement, dated as of December 23, 2013, Enbridge Energy Partners, L.P., the lenders parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.82 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014).
10.62	Extension Agreement and Fifth Amendment to Credit Agreement, dated as of October 6, 2014, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 10, 2014).
10.63	Credit Agreement, dated as of November 13, 2013, by and among Midcoast Energy Partners, L.P., as Co-Borrower, Midcoast Operating L.P., as Co-Borrower, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, Swing Line Lender and lender, and each of the other lenders party thereto (incorporated by reference to Exhibit 10.3 to our of our Current Report on Form 8-K, filed on November 19, 2013).
10.64	Subordination Agreement dated as of September 30, 2014, by and among Midcoast Energy Partners, L.P., other obligors from time to time party thereto, Enbridge Energy Partners, L.P., and certain of its subsidiaries and affiliates from time to time party thereto in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2014).
10.65	Amended and Restated Subordination Agreement Subordination Agreement, dated as of September 30, 2014, by and among Midcoast Energy Partners, L.P., Midcoast Operating, L.P., the other credit parties from time to time party thereto and Enbridge Energy Partners, L.P. in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on October 6, 2014).
10.66	Amended and Restated Allocation Agreement, dated as of November 13, 2013, by and among Midcoast Energy Partners, L.P., Enbridge Inc., Enbridge Energy Partners, L.P. and Enbridge Income Fund Holdings Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on November 19, 2013).
10.67	Amended and Restated Limited Liability Company Agreement of North Dakota Pipeline Company LLC, dated as of November 25, 2013, by and between Enbridge Energy Partners, L.P. and Williston Basin Pipe Line LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 2, 2013).

Exhibit Number	Description
10.68	Operating and Construction Management Agreement, dated as of November 25, 2013, by and between North Dakota Pipeline Company LLC and Enbridge (U.S.) Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 2, 2013).
10.69	Credit Agreement dated as of July 6, 2012, by and among the Partnership, JP Morgan Chase Bank, National Association, as administrative agent for the lenders, letter of credit issuer, swing line lender and lender and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 14, 2013).
10.70	Amendment No. 1 to Credit Agreement, dated as of February 8, 2013, by and among the Partnership, JP Morgan Chase Bank, National Association, as administrative agent for the lenders, letter of credit issuer, swing line lender and lender and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on February 14, 2013).
10.71	Amendment No. 2 to Credit Agreement and Extension and Increase Agreement, dated as of July 3, 2013, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 5, 2013).
10.72	Incremental Commitment Activation Notice to Credit Agreement, dated July 24, 2013, between the Partnership, the Borrower, JP Morgan Chase Bank, National Association, as administrative agent for the lenders, letter of credit issuer, swing line lender and lender and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q, filed on July 31, 2013).
10.73	New Lender Supplement to Credit Agreement, dated July 24, 2013, between the Partnership, the Borrower, JP Morgan Chase Bank, National Association, as administrative agent for the lenders, letter of credit issuer, swing line lender and lender and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q, filed on July 31, 2013).
10.74	Amendment No. 3 to Credit Agreement, dated as of October 28, 2013, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on October 31, 2013).
10.75	Amendment No. 4 to Credit Agreement, dated as of December 23, 2013, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.81 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014).
10.76	Amendment No. 5 to Credit Agreement and Extension and Decrease Agreement, dated as of July 3, 2014, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2014).
10.77	Option Interests Purchase Agreement, dated as of June 28, 2013, between Enbridge Energy Partners, L.P. and Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 5, 2013).
10.78	Form of Indemnification Agreement, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q/A, filed on August 6, 2013).
10.79	Form of Guarantee, and Schedule of Omitted Agreement (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q/A, filed on August 6, 2013).
10.80	Registration Rights Agreement, dated as of May 7, 2013, by and between the Partnership and Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on May 13, 2013).
10.81	Purchase and Sale Agreement by and between Enbridge Energy Partners, L.P. and Midcoast Energy Partners, L.P., dated as of June 18, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 19, 2014).

Exhibit Number	Description
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K, filed on March 12, 2004).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
99.1	Charter of the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of our Annual Report on Form 10-K, filed February 25, 2005).

Copies of Exhibits may be obtained upon written request of any Unitholder to Investor Relations, Enbridge Energy Partners, L.P., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.