Form 10-Q
period 2016-09-30
ENBRIDGE ENERGY PARTNERS LP
filed 2016-10-31
CIK 880285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had 262,208,428 Class A common units outstanding as of October 28, 2016.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “evaluate,” “expect,” “explore,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for, the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and natural gas liquids, or NGLs, including the rate of development of the Alberta Oil Sands; (2) our ability or our joint venture partners’ ability, as applicable, to successfully complete and finance expansion projects including the Bakken Pipeline system transaction; (3) the effects of competition, in particular, by other pipeline systems; (4) shut-downs or cutbacks at our facilities or refineries, petrochemical plants, utilities or other businesses for which we transport products or to which we sell products; (5) hazards and operating risks that may not be covered fully by insurance, including those related to Line 6B and any additional fines and penalties assessed in connection with the crude oil release on that line; (6) costs in connection with complying with the settlement consent decree related to Line 6B and Line 6A, which is still subject to court approval, or the failure to receive court approval of, or material modifications to, such decree; (7) changes in or challenges to our tariff rates; (8) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (9) permitting at federal, state and local levels in regards to the construction of new assets.

i

For additional factors that may affect results, see “Item-1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which is available to the public over the Internet at the U.S. Securities and Exchange Commission’s, or SEC’s, website (www.sec.gov) and at our website (www.enbridgepartners.com).

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(unaudited; in millions, except per unit amounts)
Operating revenues:
Commodity sales (Note 12)	$440.7	$597.7	$1,197.9	$2,101.3
Commodity sales – affiliate (Notes 10 and 12)	1.3	12.2	7.9	62.4
Transportation and other services (Note 12)	649.9	621.4	1,944.1	1,744.6
Transportation and other services – affiliate (Note 10)	28.7	36.4	81.2	101.1
	1,120.6	1,267.7	3,231.1	4,009.4
Operating expenses:
Commodity costs (Notes 5 and 12)	396.1	503.3	1,082.0	1,912.0
Commodity costs – affiliate (Note 10)	7.9	19.4	29.1	60.4
Environmental costs, net of recoveries (Note 11)	(8.7)	1.1	8.3	1.1
Operating and administrative	113.6	163.3	312.4	353.0
Operating and administrative – affiliate (Note 10)	111.0	117.3	339.6	351.9
Power	74.3	71.6	206.8	192.4
Depreciation and amortization	148.6	136.9	434.4	394.8
Goodwill impairment	—	—	—	246.7
Asset impairment (Note 6)	756.7	—	767.7	12.3
	1,599.5	1,012.9	3,180.3	3,524.6
Operating income (loss)	(478.9)	254.8	50.8	484.8
Interest expense, net (Notes 8 and 12)	(112.3)	(88.2)	(326.7)	(214.5)
Allowance for equity used during construction (Note 16)	10.1	13.7	35.7	54.0
Other income	8.7	8.8	22.9	20.7
Income (loss) before income tax expense	(572.4)	189.1	(217.3)	345.0
Income tax expense (Note 13)	(2.2)	(4.6)	(7.2)	(3.2)
Net income (loss)	(574.6)	184.5	(224.5)	341.8
Less: Net income (loss) attributable to:
Noncontrolling interest (Note 9)	(191.9)	77.8	(52.8)	139.1
Series 1 preferred unit distributions	22.5	22.5	67.5	67.5
Accretion of discount on Series 1 preferred units	1.2	2.1	3.5	10.1
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(406.4)	$82.1	$(242.7)	$125.1
Net income (loss) allocable to common units and i-units	$(452.6)	$26.1	$(400.8)	$(37.4)
Net income (loss) per common unit and i-unit (basic and diluted) (Note 2)	$(1.31)	$0.07	$(1.16)	$(0.11)
Weighted average common units and i-units outstanding (basic and diluted)	349.1	341.1	347.0	337.9

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(unaudited; in millions)
Net income (loss)	$(574.6)	$184.5	$(224.5)	$341.8
Other comprehensive income (loss), net of tax expense (Note 12)	14.7	(131.0)	(104.6)	(181.2)
Comprehensive income (loss)	(559.9)	53.5	(329.1)	160.6
Less:
Net income (loss) attributable to noncontrolling interest (Note 9)	(191.9)	77.8	(52.8)	139.1
Net income attributable to Series 1 preferred unit distributions	22.5	22.5	67.5	67.5
Net income attributable to accretion of discount on Series 1 preferred units	1.2	2.1	3.5	10.1
Other comprehensive loss allocated to noncontrolling interest	—	(1.3)	—	(3.9)
Comprehensive income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(391.7)	$(47.6)	$(347.3)	$(52.2)

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2016	2015
	(unaudited; in millions)
Cash provided by operating activities:
Net income (loss)	$(224.5)	$341.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	434.4	394.8
Derivative fair value net losses (Note 12)	97.9	40.0
Inventory market price adjustments (Note 5)	—	5.4
Goodwill impairment	—	246.7
Environmental costs, net of recoveries (Note 11)	6.3	0.7
Distributions from investments in joint ventures	22.0	20.5
Equity earnings from investments in joint ventures	(22.0)	(20.5)
Loss on sales of assets	1.6	3.2
Allowance for equity used during construction	(35.7)	(54.0)
Amortization of debt issuance and hedging costs	31.3	8.8
Asset impairment	767.7	12.3
Other	3.8	1.0
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	15.0	36.2
Due from General Partner and affiliates	(43.7)	(28.1)
Accrued receivables	30.8	216.2
Inventory	(32.0)	0.5
Current and long-term other assets	(22.6)	(33.6)
Due to General Partner and affiliates	20.2	80.5
Accounts payable and other	(84.8)	(11.5)
Environmental liabilities	(15.1)	(34.5)
Accrued purchases	(8.0)	(175.1)
Interest payable	20.3	0.3
Property and other taxes payable	(1.8)	2.7
Net cash provided by operating activities	961.1	1,054.3
Cash used in investing activities:
Additions to property, plant and equipment (Note 15)	(891.1)	(1,556.2)
Asset acquisitions	—	(85.0)
Changes in restricted cash	19.1	65.8
Proceeds from the sale of net assets	13.6	5.3
Investments in joint ventures	—	(3.0)
Distributions from investments in joint ventures in excess of cumulative earnings	12.3	9.5
Other	(3.5)	(2.9)
Net cash used in investing activities	(849.6)	(1,566.5)
Cash provided by (used in) financing activities:
Net proceeds from unit issuances (Note 9)	—	294.8
Distributions to partners (Note 9)	(648.1)	(619.9)
Repayments to General Partner	—	(306.0)
Net borrowings under credit facilities (Note 8)	510.0	785.0
Net commercial paper repayments (Note 8)	(33.8)	(291.0)
Contributions from noncontrolling interest (Note 10)	79.2	740.6
Distributions to noncontrolling interest (Note 10)	(125.2)	(178.7)
Other	(0.8)	—
Net cash provided by (used in) financing activities	(218.7)	424.8
Net decrease in cash and cash equivalents	(107.2)	(87.4)
Cash and cash equivalents at beginning of year	148.1	197.9
Cash and cash equivalents at end of period	$40.9	$110.5

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2016	December 31, 2015
	(unaudited; in millions)
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$40.9	$148.1
Restricted cash (Note 4)	15.5	37.6
Receivables, trade and other, net of allowance for doubtful accounts of $2.3 million and $2.5 million at September 30, 2016 and December 31, 2015, respectively	20.0	25.2
Due from General Partner and affiliates (Note 10)	103.1	59.4
Accrued receivables	47.1	77.9
Inventory (Note 5)	66.9	35.1
Other current assets (Notes 12 and 16)	119.5	173.0
	413.0	556.3
Property, plant and equipment, net (Notes 6 and 16)	16,894.0	17,412.4
Intangible assets, net	263.8	280.0
Other assets, net (Notes 8 and 12)	529.2	525.6
	$18,100.0	$18,774.3
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Due to General Partner and affiliates (Note 10)	$211.1	$190.9
Accounts payable and other (Notes 4, 12 and 16)	420.8	654.9
Environmental liabilities (Note 11)	104.8	95.8
Accrued purchases	138.1	146.1
Interest payable	119.2	98.9
Property and other taxes payable (Note 13)	101.9	103.7
Current maturities of long-term debt (Note 8)	300.0	300.0
	1,395.9	1,590.3
Long-term debt (Note 8)	8,208.4	7,728.4
Due to General Partner and affiliates (Note 10)	305.8	238.3
Other long-term liabilities (Notes 11, 12 and 13)	368.5	305.2
	10,278.6	9,862.2
Commitments and contingencies (Note 11)
Partners’ capital: (Note 9)
Series 1 preferred units (48,000,000 authorized and issued at September 30, 2016 and December 31, 2015)	1,190.3	1,186.8
Class D units (66,100,000 authorized and issued at September 30, 2016 and December 31, 2015)	2,517.6	2,517.6
Class E units (18,114,975 authorized and issued at September 30, 2016 and December 31, 2015)	778.2	778.2
Class A common units (262,208,428 authorized and issued at September 30, 2016 and December 31, 2015)	—	—
Class B common units (7,825,500 authorized and issued at September 30, 2016 and December 31, 2015)	—	—
i-units (79,995,981 and 73,285,739 authorized and issued at September 30, 2016 and December 31, 2015, respectively)	—	212.6
Incentive distribution units (1,000 authorized and issued at September 30, 2016 and December 31, 2015)	495.1	495.0
General Partner	(530.9)	147.4
Accumulated other comprehensive loss (Note 12)	(474.6)	(370.0)
Total Enbridge Energy Partners, L.P. partners’ capital	3,975.7	4,967.6
Noncontrolling interest (Note 9)	3,845.7	3,944.5
Total partners’ capital	7,821.4	8,912.1
	$18,100.0	$18,774.3

Variable Interest Entities (VIEs) — see Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited interim consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. We derived our consolidated statement of financial position as of December 31, 2015 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our results of operations for the three and nine months ended September 30, 2016 and 2015, should not be taken as indicative of the results to be expected for the full year due to seasonal fluctuations in the supply of and demand for crude oil, seasonality of portions of our natural gas business, timing and completion of our construction projects, maintenance activities, the impact of forward commodity prices and differentials on derivative financial instruments that are accounted for at fair value and the effect of environmental costs and related insurance recoveries on our Lakehead system. Our unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. NET INCOME PER LIMITED PARTNER UNIT  – (continued)

We determined basic and diluted net income per limited partner unit as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in millions, except per unit amounts)
Net income (loss)	$(574.6)	$184.5	$(224.5)	$341.8
Less: Net income (loss) attributable to:
Noncontrolling interest	(191.9)	77.8	(52.8)	139.1
Series 1 preferred unit distributions	22.5	22.5	67.5	67.5
Accretion of discount on Series 1 preferred units	1.2	2.1	3.5	10.1
Net income (loss) attributable to general and limited partner interests in Enbridge Energy Partners, L.P.	(406.4)	82.1	(242.7)	125.1
Distributions:
Incentive distributions	(5.3)	(5.3)	(15.7)	(13.8)
Distributed earnings attributed to our General Partner	(5.2)	(5.1)	(15.7)	(15.3)
Distributed earnings attributed to Class D and Class E units	(49.1)	(49.1)	(147.3)	(146.2)
Total distributed earnings to our General Partner, Class D and Class E units and IDUs	(59.6)	(59.5)	(178.7)	(175.3)
Total distributed earnings attributed to our common units and i-units	(204.1)	(199.2)	(608.7)	(591.2)
Total distributed earnings	(263.7)	(258.7)	(787.4)	(766.5)
Overdistributed earnings	$(670.1)	$(176.6)	$(1,030.1)	$(641.4)
Weighted average common units and i-units outstanding	349.1	341.1	347.0	337.9
Basic and diluted earnings per unit:
Distributed earnings per common unit and i-unit(1)	$0.58	$0.58	$1.75	$1.75
Overdistributed earnings per common unit and i-unit(2)	(1.89)	(0.51)	(2.91)	(1.86)
Net income (loss) per common unit and i-unit (basic and diluted)(3)	$(1.31)	$0.07	$(1.16)	$(0.11)

(1)	Represents the total distributed earnings to common units and i-units divided by the weighted average number of common units and i-units outstanding for the period.
(2)	Represents the common units’ and i-units’ share (98%) of distributions in excess of earnings divided by the weighted average number of common units and i-units outstanding for the period and overdistributed earnings allocated to the common units and i-units based on the distribution waterfall that is outlined in our partnership agreement.
(3)	For the three and nine months ended September 30, 2016 and 2015, 43,201,310 anti-dilutive Preferred units, 66,100,000 anti-dilutive Class D units and 18,114,975 anti-dilutive Class E units were excluded from the if-converted method of calculating diluted earnings per unit.

3. ACQUISITIONS

On February 27, 2015, Midcoast Energy Partners, L.P., or MEP, acquired a midstream business which consisted of a natural gas gathering system in Leon, Madison and Grimes Counties, Texas. MEP acquired the midstream business for $85.0 million in cash and a contingent future payment of up to $17.0 million.

Of the $85.0 million purchase price, $20.0 million was placed into escrow, pending the resolution of a legal matter and completion and connection of additional wells to the system by February 2016. Since the acquisition date, MEP released $17.0 million from escrow for additional wells connected to our system and for the resolution of the legal matter. During the first quarter of 2016, $3.0 million in escrow was returned to MEP as some of the additional wells were not connected to the system by February 2016. As a result, a $3.0 million gain was

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. ACQUISITIONS  – (continued)

recognized as a reduction to “Operating and administrative” expense, which is reflected in our consolidated statements of income for the nine months ended September 30, 2016. At September 30, 2016, no amounts remained in escrow.

The purchase and sale agreement contained a provision whereby MEP would have been obligated to make future tiered payments of up to $17.0 million if volumes are delivered into the system at certain tiered volume levels over a five-year period. MEP determined at the time of the acquisition that the potential payment was contingent consideration. At the acquisition date, the fair value of this contingent consideration, using a probability-weighted discounted cash flow model was $2.3 million. The contingent consideration was re-measured on a fair value basis each quarter until December 31, 2015, which resulted in an addition to the liability of $0.3 million for accretion. During the first quarter of 2016, and subsequent reassessments, MEP determined, based on current and forecasted volumes, that it is remote that MEP will be obligated to make any payments at the expiration of the five-year period. Consequently, the liability was reversed and a $2.6 million gain was recognized as a reduction to “Operating and administrative” expense, which is reflected in our consolidated statements of income for the nine months ended September 30, 2016.

4. CASH AND CASH EQUIVALENTS

We extinguish liabilities when a creditor has relieved us of our obligation, which occurs when our financial institution honors a check that the creditor has presented for payment. Accordingly, obligations for which we have made payments that have not yet been presented to the financial institution totaling approximately $7.0 million and $21.5 million at September 30, 2016, and December 31, 2015, respectively, are included in “Accounts payable and other” on our consolidated statements of financial position.

Restricted Cash

Restricted cash is comprised of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Cash collected on behalf of Enbridge subsidiary for accounts receivable sales and not yet remitted to the Enbridge subsidiary (see Note 10)	$15.5	$19.0
Cash held in escrow for acquisitions (see Note 3)	—	6.0
Cash collateral for derivative activities (see Note 12)	—	12.6
	$15.5	$37.6

5. INVENTORY

Our inventory is comprised of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Materials and supplies	$1.8	$2.2
Crude oil inventory	2.1	1.6
Natural gas and NGL inventory	63.0	31.3
	$66.9	$35.1

“Commodity costs” on our consolidated statements of income include charges totaling $0.1 million and $5.4 million for the three and nine months ended September 30, 2015, respectively, that we recorded to reduce the cost basis of our inventory of natural gas and natural gas liquids, or NGLs, to reflect the current market value. For the three and nine months ended September 30, 2016, we did not have any similar material charges related to our inventory of natural gas and NGLs.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment is comprised of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Land	$101.9	$62.9
Rights-of-way	937.9	952.5
Pipelines	10,475.9	10,376.3
Pumping equipment, buildings and tanks	4,937.7	4,232.3
Compressors, meters and other operating equipment	2,180.1	2,147.6
Vehicles, office furniture and equipment	237.9	280.0
Processing and treating plants	630.0	627.8
Construction in progress	972.8	1,968.8
Total property, plant and equipment	20,474.2	20,648.2
Accumulated depreciation	(3,580.2)	(3,235.8)
Property, plant and equipment, net	$16,894.0	$17,412.4

On August 15, 2016, MEP sold certain trucks, trailers and related facilities which we include in our Natural Gas segment. The sales price was $12.1 million and the assets had a total carrying amount of $14.0 million at the date of sale. The loss on disposal of $1.9 million for the three and nine months ended September 30, 2016, is included in “Operating and administrative” expense on our consolidated statement of income. The carrying amount of these assets was classified as assets held for sale in “Other current assets” on our consolidated statements of financial position before the sale. During the second quarter of 2016, MEP recorded $10.6 million in non-cash impairment charges on these assets, which are included in “Asset impairment” on our consolidated statements of income.

On September 1, 2016, we announced that we applied for the withdrawal of regulatory applications pending with the Minnesota Public Utilities Commission, or MNPUC, for the Sandpiper Project which is included in our Liquids segment. In connection with this announcement and other factors, we evaluated the project for impairment. As a result of the analysis, we recognized an impairment loss of $756.7 million for the three and nine months ended September 30, 2016, which is included in “Asset impairment” on our consolidated statements of income. Of that amount, $267.4 million is attributable to noncontrolling interest, or NCI. The estimated remaining fair value of $54.5 million of the Sandpiper Project is based on the estimated price that would be received to sell unused pipe, land and other related equipment in its current condition, considering the current market conditions for sale of these assets. The valuation considered a range of potential selling prices from various alternatives that could be used to dispose of these assets. The estimated fair value, with the exception of $2.6 million in land, has been reclassified into “Other assets, net” on our consolidated statement of financial position as of September 30, 2016.

7. VARIABLE INTEREST ENTITIES

Principles of Consolidation

On January 1, 2016, we adopted Accounting Standards Update, or ASU, No. 2015-02, which amended consolidation guidance to, among other things, eliminate the specialized consolidation model and guidance for limited partnerships, including the presumption that the general partner should consolidate a limited partnership. As a result, we have determined that certain entities that we historically consolidated under this presumption are variable interest entities, or VIEs. Further, we determined that we are the primary beneficiary for these VIEs and will continue to consolidate these entities under the amended guidance. While the amended guidance did not impact our conclusion that such entities should be consolidated, because such entities are now considered VIEs, additional disclosures are necessary. We have applied this amended guidance retrospectively to our disclosures.

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

All significant intercompany accounts and transactions are eliminated upon consolidation. Ownership interests in subsidiaries represented by other parties that do not control the entity are presented in the consolidated financial statements as activities and balances attributable to NCI. Investments and entities over which we exercise significant influence are accounted for using the equity method.

Midcoast Energy Partners, L.P.

MEP is a publicly-traded Delaware limited partnership. As of September 30, 2016, we owned a 51.9% direct limited partner interest in MEP. In addition, we own MEP’s general partner, Midcoast Holdings GP, L.L.C. The public owns the remaining interests in MEP. We are the primary beneficiary of MEP because (1) through our ownership of MEP’s general partner and our majority limited partner interest, we have the power to direct the activities that most significantly impact MEP’s economic performance; and (2) we have the obligation to absorb losses and the right to receive residual returns that potentially could be significant to MEP.

As of September 30, 2016 and December 31, 2015, our consolidated statements of financial position include total assets of $4,979.4 million and $5,227.2 million, respectively, and total liabilities of $1,146.9 million and $1,220.7 million, respectively, related to MEP. Only the assets of MEP can be used to settle MEP’s obligations. We currently do not have any obligation to provide financial support to MEP other than through certain contractual obligations, as prescribed by the terms of certain indemnities and guarantees, to pay specified liabilities of MEP.

Midcoast Operating, L.P.

Midcoast Operating is a Texas limited partnership. As of September 30, 2016, we and MEP owned 48.4% and 51.6%, respectively, of direct limited partner interest in Midcoast Operating. In addition, MEP owns Midcoast Operating’s general partner, Midcoast OLP GP, L.L.C. MEP is the primary beneficiary of Midcoast Operating because (1) through MEP’s ownership in Midcoast Operating’s general partner and majority limited partner interest, MEP has the power to direct the activities that most significantly impact Midcoast Operating’s economic performance; and (2) MEP has the obligation to absorb losses and the right to receive residual returns that potentially could be significant to Midcoast Operating. In addition, MEP is the entity within the related party group that is most closely associated with Midcoast Operating. As such, MEP consolidates Midcoast Operating. As discussed above, we consolidate MEP, and by extension also consolidate Midcoast Operating.

Enbridge Energy, Limited Partnership

Enbridge Energy, Limited Partnership, or OLP, is a Delaware limited partnership that has established several series of partnership interests. As of September 30, 2016, we owned, directly or indirectly, 100% of the general partner interests in each series of OLP, as well as 100% of the Series LH and Series AC limited partner interests in OLP. In addition, including our ownership of the general partner interests, we directly and indirectly owned 25% of the Series EA and Series ME interests in OLP. Our General Partner owns the remaining 75% interests in Series EA and Series ME interests in OLP. We are the primary beneficiary of OLP because (1) through our ownership of the general partner interests in each of the OLP’s series and our limited partner interests in each series, we have the power to direct the activities that most significantly impact OLP’s economic performance; and (2) we have the obligation to absorb losses and the right to receive residual returns that potentially could be significant to OLP. In addition, we are the entity within the related party group that is most closely associated with OLP.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. VARIABLE INTEREST ENTITIES  – (continued)

As of September 30, 2016 and December 31, 2015, our consolidated statements of financial position include total assets of $11,394.7 million and $11,074.9 million, respectively, and total liabilities of $772.7 million and $998.2 million, respectively, related to OLP. Only the assets of OLP can be used to settle OLP’s obligations. We currently do not have any obligation to provide financial support to OLP, although from time to time, we may provide certain indemnities and guarantees for payment of specified liabilities to third parties in the event that OLP becomes in default under contracts with those third parties.

North Dakota Pipeline Company LLC

North Dakota Pipeline Company LLC, or NDPC, is a Delaware limited liability company. As of September 30, 2016, we directly owned 100% of the Class A units and 62.5% of the Class B units in NDPC. Williston Basin Pipeline LLC, or Williston, an affiliate of Marathon Petroleum Corporation, or MPC, owns the remaining 37.5% of Class B units in NDPC, which were used to fund the Sandpiper Project. We are the primary beneficiary of NDPC because (1) through our 100% ownership in NDPC’s Class A units and majority ownership in its Class B units, we have the power to direct the activities that most significantly impact NDPC’s economic performance; and (2) we have the obligation to absorb losses and the right to receive residual returns that potentially could be significant to NDPC.

As of September 30, 2016 and December 31, 2015, our consolidated statements of financial position include total assets of $1,047.7 million and $1,746.3 million, respectively, and total liabilities of $55.9 million and $84.8 million, respectively, related to NDPC. Only the assets of NDPC can be used to settle NDPC’s obligations. We currently do not have any obligation to provide financial support to NDPC, although from time to time we may provide certain indemnities and guarantees for payment of specified liabilities to third parties in the event that NDPC becomes in default under contracts with those third parties.

The following table includes assets to be used to settle liabilities of our consolidated VIEs and liabilities of our consolidated VIEs for which creditors do not have recourse to our general credit as the primary beneficiary. These assets and liabilities are included in our consolidated balance sheet.

	September 30, 2016	December 31, 2015
	(in millions)
ASSETS
Cash and cash equivalents	$40.9	$108.7
Restricted cash	$6.7	$20.6
Receivables, trade and other, net	$19.1	$22.8
Due from General Partner and affiliates	$94.4	$51.9
Accrued receivables	$45.6	$77.4
Inventory	$64.9	$35.1
Other current assets	$116.8	$165.3
Property, plant and equipment, net	$16,243.6	$16,766.6
Intangible assets, net	$263.7	$279.8
Other assets, net	$526.1	$520.2
LIABILITIES
Due to General Partner and affiliates	$129.2	$123.4
Accounts payable and other	$265.2	$534.2
Environmental liabilities	$104.7	$95.7
Accrued purchases	$137.8	$144.1
Interest payable	$8.2	$8.7
Property and other taxes payable	$96.6	$100.5
Long-term debt	$1,047.7	$1,087.4
Other long-term liabilities	$186.1	$209.7

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. DEBT

The following table presents the primary components of our outstanding indebtedness with third parties and the weighted average interest rates associated with each component as of September 30, 2016, before the effect of our interest rate hedging activities. Our indebtedness with related parties is discussed in Note 10. Related Party Transactions.

	Interest Rate	September 30, 2016	December 31, 2015
		(in millions)
EEP debt obligations:
Commercial Paper(1)	1.435%	$292.6	$326.1
Credit Facilities due 2017-2020	1.756%	1,660.0	1,110.0
Senior Notes due December 2016	5.875%	300.0	300.0
Senior Notes due April 2018	6.500%	400.0	400.0
Senior Notes due March 2019	9.875%	500.0	500.0
Senior Notes due March 2020	5.200%	500.0	500.0
Senior Notes due October 2020	4.375%	500.0	500.0
Senior Notes due September 2021	4.200%	600.0	600.0
Senior Notes due October 2025	5.875%	500.0	500.0
Senior Notes due June 2033	5.950%	200.0	200.0
Senior Notes due December 2034	6.300%	100.0	100.0
Senior Notes due April 2038	7.500%	400.0	400.0
Senior Notes due September 2040	5.500%	550.0	550.0
Senior Notes due October 2045	7.375%	600.0	600.0
Junior subordinated notes due 2067	8.050%	400.0	400.0
OLP debt obligations:
Senior Notes due October 2018	7.000%	100.0	100.0
Senior Notes due October 2028	7.125%	100.0	100.0
MEP debt obligations:
MEP Credit Agreement	3.431%	450.0	490.0
MEP Series A Senior Notes due September 2019	3.560%	75.0	75.0
MEP Series B Senior Notes due September 2021	4.040%	175.0	175.0
MEP Series C Senior Notes due September 2024	4.420%	150.0	150.0
Total principal amount of debt obligations		8,552.6	8,076.1
Other:
Unamortized discount		(5.9)	(6.2)
Current maturities of long-term debt		(300.0)	(300.0)
Unamortized debt issuance costs		(38.3)	(41.5)
Total long term debt		$8,208.4	$7,728.4

(1)	Individual issuances of commercial paper generally mature in 90 days or less, but are supported by our Credit Facilities and are therefore considered long-term debt.

On January 1, 2016, we adopted ASU No. 2015-03, which requires us to present debt issuance costs in the balance sheet as a reduction to the carrying amount of the debt liability, rather than as an asset. We have retrospectively adopted this guidance for all periods presented. The adoption of this guidance did not have a material impact on our consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. DEBT  – (continued)

Interest Cost

Our interest cost for the three and nine months ended September 30, 2016, and 2015, is comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Interest cost incurred(1)	$123.0	$98.8	$367.9	$243.4
Less: Interest capitalized	10.7	10.6	41.2	28.9
Interest expense	$112.3	$88.2	$326.7	$214.5

(1)	Interest cost incurred increased period-over-period, due to an increase in our average outstanding debt balances and in part due to an increase in unrealized losses associated with interest rate derivatives for the nine months ended September 30, 2015, that did not occur during the same period in 2016.

Credit Facilities and Commercial Paper

Our multi-year senior unsecured revolving credit facility, which we refer to as the Credit Facility, permits aggregate borrowings of up to, at any one time outstanding, $2.0 billion. The increase in the permitted aggregate borrowings under the Credit Facility from the second quarter of 2016 reflects an amendment on July 28, 2016 to increase the lending commitments by $25.0 million. The Credit Facility matures September 26, 2020; however, $175.0 million of commitments will expire on the original maturity date of September 26, 2018.

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

At September 30, 2016, the Credit Facility and 364-Day Credit Facility, together referred to as the Credit Facilities, provide an aggregate amount of approximately $2.6 billion of bank credit, which we use to fund our general activities and working capital needs. The amounts we may borrow under the terms of our Credit Facilities are reduced by the face amount of our letters of credit outstanding. During the nine months ended September 30, 2016, we had net borrowings of $550.0 million, which includes gross borrowings of $13,590.0 million and gross repayments of $13,040.0 million.

In addition, we have a credit agreement with Enbridge (U.S.) Inc., or EUS, an affiliate of Enbridge and the owner of our General Partner, or the EUS 364-day Credit Facility, that permits aggregate borrowing of up to, at any one time outstanding, $750.0 million. The EUS 364-day Credit Facility is discussed in Note 11. Related Party Transactions.

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

Our commercial paper program provides for the issuance of up to an aggregate principal amount of $1.5 billion of commercial paper and is supported by our Credit Facilities. We access the commercial paper market primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the available interest rates we can obtain are lower than the rates available under our Credit Facilities. During the nine months ended September 30, 2016, we had net repayments of approximately $33.8 million, which includes gross borrowings of $6,084.1 million and gross repayments of $6,117.9 million. Our policy is to limit the amount of

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. DEBT  – (continued)

commercial paper we can issue by the amounts available under our Credit Facility up to an aggregate principal amount of $1.5 billion as mentioned above.

Our policy is to maintain availability at any time under our Credit Facilities amounts that are at least equal to the amount of commercial paper that we have outstanding at any time.

At September 30, 2016, we had approximately $1,172.2 million of unutilized commitments under the terms of our Credit Facilities and the EUS 364-day Credit Facility, determined as follows:

(in millions)
Total commitments under our Credit Facilities	$2,625.0
Total commitments under the EUS 364-day Credit Facility	750.0
Less: Amounts outstanding under our Credit Facilities	1,660.0
Principal amount of commercial paper outstanding	292.6
Letters of credit outstanding	250.2
Total unutilized commitments at September 30, 2016	$1,172.2

MEP Credit Agreement

MEP, Midcoast Operating, and their material subsidiaries are party to a senior revolving credit facility, which we refer to as the MEP Credit Agreement, which permits aggregate borrowings of up to $810.0 million, at any one time outstanding. The original term of the MEP Credit Agreement was three years with an initial maturity date of November 13, 2016, subject to four one-year requests for extensions at the lenders’ discretion, two of which we have utilized. The MEP Credit Agreement’s current maturity date is September 30, 2018; however, $140.0 million of commitments expire on the original maturity date of November 13, 2016, and an additional $25.0 million of commitments expire on September 30, 2017. During the nine months ended September 30, 2016, MEP had net repayments of approximately $40.0 million, which includes gross borrowings of $5,715.0 million and gross repayments of $5,755.0 million.

Debt Covenants

As of September 30, 2016, we and our consolidated subsidiaries were in compliance with the terms of our financial covenants under our consolidated debt agreements.

Fair Value of Debt Obligations

The carrying amounts of our outstanding commercial paper, borrowings under our Credit Facilities, and the MEP Credit Agreement approximate their fair values at September 30, 2016, and December 31, 2015, respectively, due to the short-term nature and frequent repricing of the amounts outstanding under these obligations. The fair value of our outstanding commercial paper and borrowings under our Credit Facilities and the MEP Credit Agreement are included with our long-term debt obligations since we have the ability and the intent to refinance the amounts outstanding on a long-term basis.

The approximate fair value of our fixed-rate debt obligations was $6.8 billion and $5.9 billion at September 30, 2016, and December 31, 2015, respectively. We determined the approximate fair values using a standard methodology that incorporates pricing points that are obtained from independent, third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding. The fair value of our long-term debt obligations is categorized as Level 2 within the fair value hierarchy.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. PARTNERS’ CAPITAL

Distribution to Partners

The following table sets forth our distributions, as approved by the board of directors of Enbridge Energy Management, or Enbridge Management, during the nine months ended September 30, 2016.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit	Cash available for distribution	Amount of Distribution of i-units to i-unit Holders(1)	Retained from General Partner(2)	Distribution of Cash
				(in millions, except per unit amounts)
July 28, 2016	August 5, 2016	August 12, 2016	$0.5830	$262.5	$45.5	$0.9	$216.1
April 29, 2016	May 6, 2016	May 13, 2016	$0.5830	$261.2	$44.3	$0.9	$216.0
January 29, 2016	February 5, 2016	February 12, 2016	$0.5830	$259.6	$42.7	$0.9	$216.0

(1)	We issued 6,710,242 i-units to Enbridge Management, the sole owner of our i-units, during 2016 in lieu of cash distributions.
(2)	We retained an amount equal to 2% of the i-unit distribution from our General Partner to maintain its 2% general partner interest in us.

Changes in Partners’ Capital

The following table presents significant changes in partners’ capital accounts attributable to our General Partner and limited partners as well as the noncontrolling interests in our consolidated subsidiaries, for the nine months ended September 30, 2016 and 2015.

	For the nine months ended September 30,
	2016	2015
	(in millions)
Series 1 Preferred interests
Beginning balance	$1,186.8	$1,175.6
Net income	67.5	67.5
Accretion of discount on preferred units	3.5	10.1
Distribution payable	(67.5)	(67.5)
Ending balance	$1,190.3	$1,185.7
General and limited partner interests
Beginning balance	$4,150.8	$4,156.2
Proceeds from issuance of partnership interests, net of costs	—	294.8
Net income (loss)	(242.7)	125.1
Distributions	(648.1)	(619.9)
Acquisition of noncontrolling interest in subsidiary	—	403.7
Ending balance	$3,260.0	$4,359.9
Accumulated other comprehensive loss
Beginning balance	$(370.0)	$(211.4)
Changes in fair value of derivative financial instruments reclassified to earnings	29.7	(6.4)
Changes in fair value of derivative financial instruments recognized in other comprehensive loss	(134.3)	(170.9)
Ending balance	$(474.6)	$(388.7)
Noncontrolling interest
Beginning balance	$3,944.5	$3,609.0
Capital contributions	79.2	740.6
Acquisition of noncontrolling interest in subsidiary	—	(403.7)
Other comprehensive loss allocated to noncontrolling interest	—	(3.9)
Net income (loss)	(52.8)	139.1
Distributions to noncontrolling interest	(125.2)	(178.7)
Ending balance	$3,845.7	$3,902.4
Total partners’ capital at end of period	$7,821.4	$9,059.3

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. PARTNERS’ CAPITAL  – (continued)

Curing

Our limited partnership agreement does not permit capital deficits to accumulate in the capital accounts of any limited partner and thus requires that such capital account deficits be “cured” by additional allocations from the positive capital accounts of the common units, i-units, and our General Partner, generally on a pro-rata basis. For the nine months ended September 30, 2016, the carrying amounts for the capital accounts of the Class A and Class B common units were reduced below zero due to distributions to limited partners in excess of earnings attributable to such limited partners. As a result, the capital balances of the i-units and our General Partner interests were reduced by $120.0 million and $657.4 million, respectively, to cure the applicable deficit balances.

Noncontrolling Interests

We have noncontrolling interests in the following consolidated subsidiaries: OLP, NDPC, and MEP. The noncontrolling interest in the OLP arises from the joint funding arrangements with our General Partner and its affiliate to finance certain expansion projects on our Lakehead system, which we refer to as the Eastern Access, or EA, and Mainline Expansion, or ME, Projects. Noncontrolling interest in NDPC arose from our agreement with Williston, an affiliate of MPC, to, among other things, fund 37.5% of the Sandpiper Project. Noncontrolling interest in MEP arises from its public unitholders’ ownership interests in MEP.

The following table presents the components of net income (loss) attributable to noncontrolling interests as presented on our consolidated statements of income:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Alberta Clipper Interests	$—	$—	$—	$(0.8)
Eastern Access Interests	48.3	50.3	153.0	140.2
U.S. Mainline Expansion Interests	39.0	29.1	99.7	73.5
North Dakota Pipeline Company Interests(1)	(269.6)	—	(269.6)	—
Midcoast Energy Partners, L.P.	(9.6)	(1.6)	(35.9)	(73.8)
Total	$(191.9)	$77.8	$(52.8)	$139.1

(1)	Inclusive of impairment on the Sandpiper Project attributable to noncontrolling interest.

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

Enbridge and its affiliates allocated direct workforce costs to us for our construction projects of $21.7 million and $19.1 million for the nine months ended September 30, 2016 and 2015, respectively, that we recorded as additions to “Property, plant and equipment, net” on our consolidated statements of financial position.

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

Related Party Transactions with Joint Ventures

We have a 35% aggregate indirect interest in the Texas Express NGL system, which is comprised of two joint ventures with third parties that together include a 593-mile NGL intrastate transportation pipeline and a related NGL gathering system. Our equity investment in the Texas Express NGL system at September 30, 2016 and December 31, 2015, was $359.6 million and $372.3 million, respectively, which is included on our consolidated statements of financial position in “Other assets, net.”

We recognized equity income of $8.3 million and $8.9 million for the three months ended September 30, 2016 and 2015, respectively, and $22.0 million and $20.5 million for the nine months ended September 30, 2016 and 2015, respectively, in “Other income” on our consolidated statements of income related to our investment in the system.

We incurred $4.6 million and $5.1 million for the three months ended September 30, 2016 and 2015, respectively, and $14.9 million and $13.4 million for the nine months ended September 30, 2016 and 2015, respectively, of pipeline transportation and demand fees from Texas Express NGL system for our Natural Gas business. These expenses are included in “Commodity costs — affiliate” on our consolidated statements of income.

Our Natural Gas segment has made commitments to transport up to 120,000 barrels per day, or Bpd, of NGLs on the Texas Express NGL system by 2022. Our current commitment level is 29,000 Bpd and the average commitment level will increase to 75,000 Bpd in 2017.

Sale of Accounts Receivable

We sold and derecognized receivables of $851.5 million and $911.8 million for the three months ended September 30, 2016 and 2015, respectively, and $2,485.0 million and $2,925.5 million for the nine months ended September 30, 2016 and 2015, respectively, to an indirect, wholly-owned subsidiary of Enbridge. We received cash proceeds of $851.1 million and $911.5 million for the three months ended September 30, 2016 and 2015, respectively, and $2,483.9 million and $2,924.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Consideration for the receivables sold is equivalent to the carrying value of the receivables less a discount for credit risk. The difference between the carrying value of the receivables sold and the cash proceeds received is recognized in “Operating and administrative — affiliate” expense in our consolidated statements of income. For the three and nine months ended September 30, 2016 and 2015, the expense stemming from the discount on the receivables sold was not material.

As of September 30, 2016 and December 31, 2015, we had $15.5 million and $19.0 million, respectively, in “Restricted cash” on our consolidated statements of financial position, for cash collections related to sold and derecognized receivables that have yet to be remitted to the Enbridge subsidiary. As of September 30, 2016 and December 31, 2015, outstanding receivables of $277.2 million and $317.0 million, respectively, which had been sold and derecognized, had not been collected on behalf of the Enbridge subsidiary.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. RELATED PARTY TRANSACTIONS  – (continued)

Financing Transactions with Affiliates

EUS 364-day Credit Facility

On July 26, 2016, we entered into an unsecured revolving 364-day credit agreement, which we refer to as the EUS 364-day Credit Facility, with EUS. The EUS 364-day Credit Facility is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to, at any one time outstanding, $750 million, (1) on a revolving basis for a 364-day period and (2) for a 364-day term on a non-revolving basis following the expiration of the revolving period. Loans under the EUS 364-day Credit Facility accrue interest, at our election, based on either the Eurocurrency rate or a base rate, in each case, plus an applicable margin. The EUS 364-day Credit Facility terminates on July 25, 2017. At that time, we may elect to convert any outstanding loans to term loans, which would mature on July 24, 2018. As of September 30, 2016, there were no outstanding borrowings under this facility.

The commitment under the EUS 364-day Credit Facility may be permanently reduced by EUS, from time to time, by up to an amount equal to the net cash proceeds to us from the sale by us of (1) debt or equity securities in a registered public offering, or (2) limited partnership interests in Midcoast Operating to MEP.

Distribution from MEP

The following table presents distributions paid by MEP during the nine months ended September 30, 2016, to its public Class A common unitholders, representing the noncontrolling interest in MEP, and to us for our ownership of Class A common units.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total MEP Distribution
			(in millions)
July 27, 2016	August 12, 2016	$8.9	$7.6	$16.5
April 28, 2016	May 13, 2016	$8.9	$7.6	$16.5
January 28, 2016	February 12, 2016	$8.9	$7.6	$16.5
		$26.7	$22.8	$49.5

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

Financial Support Agreement

At September 30, 2016, we had no letters of credit outstanding and $24.8 million of guarantees to Midcoast Operating under a Financial Support Agreement with Midcoast Operating. At December 31, 2015, we provided $7.5 million of letters of credit outstanding and $21.7 million of guarantees to Midcoast Operating under this agreement.

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

Our General Partner made equity contributions totaling $7.2 million and $119.3 million to the OLP for the nine months ended September 30, 2016 and 2015, respectively, to fund its equity portion of the construction costs associated with the Eastern Access Projects.

Distribution to Series EA Interests

The following table presents distributions paid by the OLP during the nine months ended September 30, 2016, to our General Partner and its affiliate, representing the noncontrolling interest in the Series EA, and to us, as the holders of the Series EA general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead), L.L.C., the managing general partner of the OLP and the Series EA interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total Series EA Distribution
			(in millions)
July 28, 2016	August 12, 2016	$21.0	$63.0	$84.0
April 29, 2016	May 13, 2016	$79.0	$—	$79.0
January 29, 2016	February 12, 2016	$79.2	$—	$79.2
		$179.2	$63.0	$242.2

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

Our General Partner has made equity contributions totaling $58.5 million and $552.9 million to the OLP for the nine months ended September 30, 2016, and 2015, respectively, to fund its equity portion of the construction costs associated with the Mainline Expansion Projects.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. RELATED PARTY TRANSACTIONS  – (continued)

Distribution to Series ME Interests

The following table presents distributions paid by the OLP during the nine months ended September 30, 2016, to our General Partner and its affiliate, representing the noncontrolling interest in the Series ME, and to us, as the holders of the Series ME general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead), L.L.C., the managing general partner of the OLP and the Series ME interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total Series ME Distribution
			(in millions)
July 28, 2016	August 12, 2016	$13.1	$39.4	$52.5
April 29, 2016	May 13, 2016	$43.2	$—	$43.2
January 29, 2016	February 12, 2016	$40.8	$—	$40.8
		$97.1	$39.4	$136.5

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

As of September 30, 2016 and December 31, 2015, we had $104.8 million and $95.8 million, respectively, included in “Environmental liabilities,” and $56.2 million and $64.0 million, respectively, included in “Other long-term liabilities,” on our consolidated statements of financial position that we have accrued for costs we have recognized primarily to address remediation of contaminated sites, asbestos containing materials, management of hazardous waste material disposal, outstanding air quality measures for certain of our liquids and natural gas assets and penalties we have been or expect to be assessed.

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

As of September 30, 2016, our cumulative cost estimate for the Line 6B crude oil release remains at $1.2 billion. This includes a reduction of estimated remediation efforts offset by an increase in civil penalties under the Clean Water Act of the United States, as described below under Fines and Penalties.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. COMMITMENTS AND CONTINGENCIES  – (continued)

For purposes of estimating our expected losses associated with the Line 6B crude oil release, we have included those costs that we considered probable and that could be reasonably estimated at September 30, 2016. Our estimates exclude: (1) amounts we have capitalized, (2) any claims associated with the release that may later become evident, (3) amounts recoverable under insurance, and (4) fines and penalties from other governmental agencies except as described in the Fines and Penalties section below. Our assumptions include, where applicable, estimates of the expected number of days the associated services will be required and rates that we have obtained from contracts negotiated for the respective service and equipment providers. As we receive invoices for the actual personnel, equipment and services, our estimates will continue to be further refined. Our estimates also consider currently available facts, existing technology and presently enacted laws and regulations. These amounts also consider our and other companies’ prior experience remediating contaminated sites and data released by government organizations. Despite the efforts we have made to ensure the reasonableness of our estimates, changes to the recorded amounts associated with this release are possible as more reliable information becomes available. We continue to have the potential of incurring additional costs in connection with this crude oil release due to variations in any or all of the categories described above, including modified or revised requirements from regulatory agencies, in addition to fines and penalties as well as expenditures associated with litigation and settlement of claims.

The components underlying our cumulative estimated loss for the cleanup, remediation and restoration associated with the Line 6B crude oil release, the majority of which have been paid, include the following:

(in millions)
Response personnel and equipment	$548.8
Environmental consultants	226.9
Professional, regulatory, fines and penalties and other	447.3
Total	$1,223.0

For the nine months ended September 30, 2016 and 2015, we made payments of $17.3 million and $32.0 million, respectively, for costs associated with the Line 6B crude oil release. As of September 30, 2016 and December 31, 2015, we had a remaining estimated liability of $150.3 million and $149.8 million, respectively.

Line 6B Fines and Penalties

At September 30, 2016, our total estimated costs related to the Line 6B crude oil release include $68.5 million in fines and penalties. Of this amount, $61.0 million relates to civil penalties under the Clean Water Act of the United States, which we have fully reserved in our contingency accrual but have not yet paid.

Consent Decree

On July 20, 2016, a Consent Decree was filed with the United States District Court for the Western District of Michigan, Southern Division, or the Court. The Consent Decree is our signed settlement agreement with the U.S. Environmental Protection Agency and the U.S. Department of Justice regarding Lines 6A and 6B crude oil releases. Pursuant to the Consent Decree, we will pay $62.0 million in civil penalties: $61.0 million in respect of Line 6B and $1.0 million in respect of Line 6A. The Consent Decree will take effect upon approval by the Court.

In addition to the monetary fines and penalties, the Consent Decree calls for replacement of Line 3, which we initiated in 2014 and is currently under regulatory review in the State of Minnesota. The Consent Decree contains a variety of injunctive measures, including, but not limited to, enhancements to our comprehensive in-line inspection (ILI)-based spill prevention program; enhanced measures to protect the Straits of Mackinac; improved leak detection requirements; installation of new valves to control product loss in the event of an incident; continued enhancement of control room operations; and improved spill response capabilities. Collectively, these measures build on continuous improvements we have implemented since 2010 to our leak detection program, control center operations, and emergency response program. We estimate the total cost of these measures to be approximately $110.0 million, most of which is already incorporated into existing long-term capital investment and operational expense planning and guidance. Compliance with the terms of the Consent Decree is not expected to materially impact our overall financial performance.

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

A majority of the costs incurred for the Line 6B crude oil release, other than fines and penalties, are covered by the insurance policy that expired on April 30, 2011, which had an aggregate limit of $650.0 million for pollution liability for Enbridge and its affiliates. Including our remediation spending through September 30, 2016, costs related to Line 6B exceeded the limits of the coverage available under this insurance policy. As of September 30, 2016, we have recorded total insurance recoveries of $547.0 million for the Line 6B crude oil release, out of the $650.0 million aggregate limit. We will record receivables for additional amounts we claim for recovery pursuant to our insurance policies during the period that we deem realization of the claim for recovery to be probable.

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

Of the remaining $103.0 million coverage limit, $85.0 million is the subject matter of a lawsuit Enbridge filed against one particular insurer described above. In March 2015, Enbridge reached agreement with that insurer to submit the $85.0 million claim to binding arbitration. The recovery of the remaining $18.0 million is awaiting resolution of that arbitration, which is scheduled to begin in the fourth quarter of 2016. While we believe that those costs are eligible for recovery, there can be no assurance that we will prevail.

In addition, and separate from the Line 6B claim, for the three and nine months ended September 30, 2016, we recorded an insurance recovery of $10.0 million associated with the Line 6A crude oil release, which occurred in 2010. This is the total insurance recovery available for that incident.

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

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Other current assets	$53.6	$123.9
Other assets, net	9.0	39.7
Accounts payable and other(1)	(172.3)	(130.9)
Other long-term liabilities	(161.8)	(90.6)
	$(271.5)	$(57.9)

(1)	Includes $12.6 million held of cash collateral at December 31, 2015.

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

	September 30, 2016	December 31, 2015
	(in millions)
Counterparty Credit Quality(1)
AA(2)	(99.1)	(12.4)
A	(109.1)	(10.5)
Lower than A	(63.3)	(35.0)
	$(271.5)	$(57.9)

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $12.6 million held of cash collateral at December 31, 2015.

As the net value of our derivative financial instruments has decreased in response to changes in forward commodity prices and interest rates, our outstanding financial exposure to third parties has also decreased. When credit thresholds are met pursuant to the terms of our International Swaps and Derivatives Association, Inc., or ISDA®, financial contracts, we have the right to require collateral from our counterparties. We include any cash collateral received or posted in the balances listed above. At September 30, 2016, we did not have any cash

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

collateral on our asset exposures. At December 31, 2015, we held $12.6 million of cash collateral on our asset exposures. Cash collateral is classified as “Restricted cash” in our consolidated statements of financial position.

We provided letters of credit totaling $248.6 million and $120.1 million relating to our liability exposures pursuant to the margin thresholds in effect at September 30, 2016 and December 31, 2015, respectively, under our ISDA® agreements. The ISDA® agreements and associated credit support, which govern our financial derivative transactions, contain no credit rating downgrade triggers that would accelerate the maturity dates of our outstanding transactions. A change in ratings is not an event of default under these instruments, and the maintenance of a specific minimum credit rating is not a condition to transacting under the ISDA® agreements. In the event of a credit downgrade, additional collateral may be required to be posted under the agreement if we are in a liability position to our counterparty, but the agreement will not automatically terminate and require immediate settlement of all future amounts due.

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

In the event that our credit ratings were to decline below the lowest level of investment grade, as determined by Standard & Poor’s and Moody’s, we would be required to provide additional amounts under our existing letters of credit to meet the requirements of our ISDA® agreements. For example, if our credit ratings had been below the lowest level of investment grade at September 30, 2016, we would have been required to provide additional letters of credit in the amount of $54.2 million related to our positions.

At September 30, 2016 and December 31, 2015, we had credit concentrations in the following industry sectors, as presented below:

	September 30, 2016	December 31, 2015
	(in millions)
United States financial institutions and investment banking entities(1)	$(172.5)	$(30.9)
Non-United States financial institutions	(109.1)	(51.0)
Other	10.1	24.0
	$(271.5)	$(57.9)

(1)	Includes $12.6 million held of cash collateral at December 31, 2015.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on the Consolidated Statements of Financial Position

		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
	Financial Position Location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
		(in millions)
Derivatives designated as hedging instruments:(1)
Interest rate contracts	Accounts payable and other	$—	$—	$(135.7)	$(85.2)
Interest rate contracts	Other long-term liabilities	—	—	(153.6)	(72.3)
		—	—	(289.3)	(157.5)
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	53.6	123.9	—	—
Commodity contracts	Other assets	9.0	39.7	—	—
Commodity contracts	Accounts payable and other(2)	—	—	(36.6)	(33.1)
Commodity contracts	Other long-term liabilities	—	—	(8.2)	(18.3)
		62.6	163.6	(44.8)	(51.4)
Total derivative instruments		$62.6	$163.6	$(334.1)	$(208.9)

(1)	Includes items currently designated as hedging instruments. Excludes the portion of de-designated hedges which may have a component remaining in accumulated other comprehensive income, or AOCI.
(2)	Liability derivatives exclude $12.6 million held of cash collateral at December 31, 2015.

Accumulated Other Comprehensive Income

We record the change in fair value of our highly effective cash flow hedges in AOCI until the derivative financial instruments are settled, at which time they are reclassified to earnings. As of September 30, 2016 and December 31, 2015, we included in AOCI unrecognized losses of approximately $231.7 million and $255.5 million, respectively, associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated, settled, or terminated. These losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings.

During the nine months ended September 30, 2015, unrealized commodity hedge gains of $1.5 million were de-designated as a result of the hedges no longer meeting hedge accounting criteria. No commodity hedges were de-designated during the nine months ended September 30, 2016. We estimate that approximately $52.7 million, representing net losses from our cash flow hedging activities based on pricing and positions at September 30, 2016, will be reclassified from AOCI to earnings during the next 12 months.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Location of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
		(in millions)
For the three months ended September 30, 2016
Interest rate contracts	$6.9	Interest expense	$(10.0)	Interest expense	$—
Commodity contracts	—	Commodity Costs	0.1	Commodity Costs	—
Total	$6.9		$(9.9)		$—
For the three months ended September 30, 2015
Interest rate contracts	$(127.0)	Interest expense	$(3.7)	Interest expense	$(7.8)
Commodity contracts	(5.5)	Commodity Costs	8.6	Commodity Costs	(0.1)
Total	$(132.5)		$4.9		$(7.9)
For the nine months ended September 30, 2016
Interest rate contracts	$(128.3)	Interest expense	$(29.9)	Interest expense	$(3.4)
Commodity contracts	—	Commodity Costs	0.2	Commodity Costs	—
Total	$(128.3)		$(29.7)		$(3.4)
For the nine months ended September 30, 2015
Interest rate contracts	$(169.0)	Interest expense	$(12.0)	Interest expense	$24.6
Commodity contracts	(16.8)	Commodity Costs	24.1	Commodity Costs	(4.1)
Total	$(185.8)		$12.1		$20.5

(1)	Includes only the ineffective portion of derivatives that are designated as hedging instruments and does not include net gains or losses associated with derivatives that do not qualify for hedge accounting treatment.

Components of Accumulated Other Comprehensive Income/(Loss)

	Cash Flow Hedges
	2016	2015
	(in millions)
Balance at January 1	$(370.0)	$(211.4)
Other comprehensive loss before reclassifications(1)	(134.3)	(170.9)
Amounts reclassified from AOCI(2)(3)	29.7	(6.4)
Net other comprehensive loss	$(104.6)	$(177.3)
Balance at September 30	$(474.6)	$(388.7)

(1)	Excludes NCI gain of $1.8 million reclassified from AOCI at September 30, 2015.
(2)	Excludes NCI loss of $5.7 million reclassified from AOCI at September 30, 2015.
(3)	For additional details on the amounts reclassified from AOCI, reference the Reclassifications from Accumulated Other Comprehensive Income table below.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Reclassifications from Accumulated Other Comprehensive Income

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Losses (gains) on cash flow hedges:
Interest Rate Contracts(1)(2)	$10.0	$3.6	$29.9	$11.9
Commodity Contracts(3)(4)(5)	(0.1)	(6.5)	(0.2)	(18.3)
Total Reclassifications from AOCI	$9.9	$(2.9)	$29.7	$(6.4)

(1)	Loss reported within “Interest expense, net” in the consolidated statements of income.
(2)	Excludes NCI gain of $0.1 million reclassified from AOCI for the three and nine months ending September 30, 2015.
(3)	Gains reported within “Commodity costs” in the consolidated statements of income.
(4)	Excludes NCI gain of $2.1 million reclassified from AOCI for the three months ending September 30, 2015.
(5)	Excludes NCI loss of $5.8 million reclassified from AOCI for the nine months ended September 30, 2015.

Effect of Derivative Instruments on Consolidated Statements of Income

		For the three months ended September 30,		For the nine months ended September 30,
		2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings	Amount of Gain or (Loss) Recognized in Earnings(1)(2)		Amount of Gain or (Loss) Recognized in Earnings(1)(2)
		(in millions)
Commodity contracts	Transportation and other services(3)	$1.0	$8.1	$(2.1)	$8.1
Commodity contracts	Commodity sales	1.7	(7.2)	(1.8)	(22.4)
Commodity contracts	Commodity sales – affiliate	—	—	—	(0.3)
Commodity contracts	Commodity costs(4)	2.4	40.8	(22.4)	44.3
Total		$5.1	$41.7	$(26.3)	$29.7

(1)	Does not include settlements associated with derivative instruments that settle through physical delivery.
(2)	Includes only net gains or losses associated with those derivatives that do not receive hedge accounting treatment and does not include the ineffective portion of derivatives that are designated as hedging instruments.
(3)	Includes settlement gains of $1.2 million and $7.0 million for the three months ended September 30, 2016 and 2015, respectively and settlement gains of $4.9 million and $19.2 million for the nine months ended September 30, 2016 and 2015, respectively.
(4)	Includes settlement gains of $18.7 million and $27.3 million for the three months ended September 30, 2016 and 2015, respectively and settlement gains of $63.3 million and $71.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Offsetting of Financial Assets and Derivative Assets

	As of September 30, 2016
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position	Net Amount
	(in millions)
Description: Derivatives	$62.6	$—	$62.6	$(29.9)	$32.7

	As of December 31, 2015
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description: Derivatives	$163.6	$—	$163.6	$(41.5)	$122.1

(1)	Includes $12.6 million of cash collateral held at December 31, 2015.

Offsetting of Financial Liabilities and Derivative Liabilities

	As of September 30, 2016
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position	Net Amount
	(in millions)
Description: Derivatives	$(334.1)	$—	$(334.1)	$29.9	$(304.2)

	As of December 31, 2015
	Gross Amount of Recognized Liabilities(1)	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description: Derivatives	$(221.5)	$—	$(221.5)	$41.5	$(180.0)

(1)	Includes $12.6 million of cash collateral held at December 31, 2015.

Inputs to Fair Value Derivative Instruments

The following table sets forth by level within the fair value hierarchy of our net financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our valuation of the financial assets and liabilities and their placement within the fair value hierarchy.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Interest rate contracts	$—	$(289.3)	$—	$(289.3)	$—	$(157.5)	$—	$(157.5)
Commodity contracts:
Financial	—	(0.7)	0.1	(0.6)	—	8.4	8.9	17.3
Physical	—	—	1.3	1.3	—	—	0.6	0.6
Commodity options	—	—	17.1	17.1	—	—	94.3	94.3
	$—	(290.0)	$18.5	$(271.5)	$—	$(149.1)	$103.8	$(45.3)
Cash collateral				—				(12.6)
Total				$(271.5)				$(57.9)

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at September 30, 2016(2)	Valuation Technique	Unobservable Input	Range(1)
Contract Type				Lowest	Highest	Weighted Average	Units
	(in millions)
Commodity Contracts – Financial
Natural Gas	$1.3	Market Approach	Forward Gas Price	2.65	3.59	3.08	MMBtu
NGLs	(1.2)	Market Approach	Forward NGL Price	0.22	1.12	0.51	Gal
Commodity Contracts – Physical
Natural Gas	0.1	Market Approach	Forward Gas Price	2.66	3.58	2.92	MMBtu
Crude Oil	(1.4)	Market Approach	Forward Crude Price	38.45	49.58	46.32	Bbl
NGLs	2.6	Market Approach	Forward NGL Price	0.22	1.48	0.57	Gal
Commodity Options
Natural Gas, Crude and NGLs	17.1	Option Model	Option Volatility	27%	97%	45%
Total Fair Value	$18.5

(1)	Prices are in dollars per Millions of British Thermal Units, or MMBtu, for natural gas; dollars per gallon, or Gal, for NGLs; and dollars per barrel, or Bbl, for crude oil.
(2)	Fair values include credit valuation adjustment losses of approximately $0.1 million.

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at December 31, 2015(2)	Valuation Technique	Unobservable Input	Range(1)
Contract Type				Lowest	Highest	Weighted Average	Units
	(in millions)
Commodity Contracts – Financial
Natural Gas	$0.3	Market Approach	Forward Natural Gas Price	2.27	3.07	2.64	MMBtu
NGLs	8.6	Market Approach	Forward NGL Price	0.16	0.93	0.41	Gal
Commodity Contracts – Physical
Natural Gas	(2.5)	Market Approach	Forward Natural Gas Price	2.08	3.44	2.33	MMBtu
Crude Oil	—	Market Approach	Forward Crude Oil Price	26.50	38.41	37.29	Bbl
NGLs	3.1	Market Approach	Forward NGL Price	0.16	1.20	0.40	Gal
Commodity Options
Natural Gas, Crude Oil and NGLs	94.3	Option Model	Option Volatility	13%	74%	36%
Total Fair Value	$103.8

(1)	Prices are in dollars per MMBtu for natural gas, Gal for NGLs and Bbl for crude oil.
(2)	Fair values include credit valuation adjustment losses of approximately $0.3 million.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Level 3 Fair Value Reconciliation

The table below provides a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities measured on a recurring basis from January 1, 2016 to September 30, 2016. No transfers of assets between any of the Levels occurred during the period.

	Commodity Financial Contracts	Commodity Physical Contracts	Commodity Options	Total
	(in millions)
Beginning balance as of January 1, 2016	$8.9	$0.6	$94.3	$103.8
Transfer in (out) of Level 3(1)	—	—	—	—
Gains or losses included in earnings:
Reported in Commodity sales	—	(15.5)	—	(15.5)
Reported in Commodity costs	(0.5)	21.1	(21.9)	(1.3)
Gains or losses included in other comprehensive income:
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Sales	—	—	0.7	0.7
Settlements(2)	(8.3)	(4.9)	(56.0)	(69.2)
Ending balance as September 30, 2016	$0.1	$1.3	$17.1	$18.5
Amounts reported in Commodity sales	$—	$(1.8)	$—	$(1.8)
Amount of changes in net assets attributable to the change in derivative gains or losses related to assets and liabilities still held at the reporting date:
Reported in Commodity sales	$—	$(3.5)	$—	$(3.5)
Reported in Commodity costs	$(0.9)	$4.6	$(15.9)	$(12.2)

(1)	Our policy is to recognize transfers as of the last day of the reporting period.
(2)	Settlements represent the realized portion of forward contracts.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at September 30, 2016 and December 31, 2015.

	At September 30, 2016						At December 31, 2015
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	16,287	$2.86	$3.48	$—	$—	$—	$—
	NGL	2,694,200	$26.38	$24.49	$5.7	$(0.6)	$0.2	$(8.4)
	Crude Oil	169,400	$48.75	$62.50	$0.5	$(2.8)	$—	$(17.5)
Receive fixed/pay variable	NGL	5,040,200	$23.97	$24.96	$3.2	$(8.2)	$18.3	$(0.2)
	Crude Oil	391,836	$57.18	$48.78	$4.2	$(0.9)	$25.4	$—
Receive variable/pay variable	Natural Gas	5,708,000	$3.05	$3.01	$0.3	$(0.1)	$0.1	$(0.1)
Physical Contracts
Receive variable/pay fixed	NGL	1,127,893	$25.14	$23.43	$2.0	$(0.1)	$—	$(0.2)
	Crude Oil	—	$—	$—	$—	$—	$—	$(0.2)
Receive fixed/pay variable	NGL	1,359,447	$21.30	$23.31	$0.8	$(3.6)	$1.9	$(0.2)
Receive variable/pay variable	Natural Gas	19,810,834	$2.83	$2.84	$0.1	$(0.3)	$—	$(2.8)
	NGL	3,794,987	$23.37	$23.07	$1.7	$(0.5)	$4.0	$(2.4)
	Crude Oil	383,298	$44.16	$47.84	$0.3	$(1.8)	$0.7	$(0.5)
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	989,030	$2.89	$2.91	$—	$—	$—	$—
	NGL	2,417,500	$22.03	$21.62	$2.7	$(1.7)	$—	$(4.5)
	Crude Oil	638,750	$51.66	$64.29	$0.2	$(8.2)	$—	$(10.9)
Receive fixed/pay variable	NGL	3,090,000	$22.70	$23.70	$1.2	$(4.3)	$3.3	$(0.1)
	Crude Oil	866,510	$59.89	$51.66	$8.2	$(1.1)	$10.9	$—
Receive variable/pay variable	Natural Gas	12,550,000	$3.12	$3.03	$1.1	$(0.1)	$0.5	$(0.2)
Physical Contracts
Receive variable/pay fixed	NGL	45,000	$23.42	$21.96	$0.1	$—	$—	$—
Receive fixed/pay variable	NGL	45,781	$25.46	$25.39	$0.1	$(0.1)	$—	$—
Receive variable/pay variable	Natural Gas	11,843,834	$3.08	$3.06	$0.2	$—	$0.1	$—
	NGL	1,262,231	$26.68	$25.59	$1.4	$—	$—	$—
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	2,193,804	$2.93	$2.90	$0.1	$—	$0.1	$—
	NGL	456,250	$23.15	$21.26	$0.8	$—	$—	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,199,798	$2.86	$2.83	$0.1	$—	$0.1	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	365,634	$3.11	$3.08	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGLs and crude oil are measured in Bbl.
(2)	Weighted-average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGLs and crude oil.
(3)	The fair value is determined based on quoted market prices at September 30, 2016 and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $0.1 million and $0.5 million at September 30, 2016 and December 31, 2015, respectively, as well as cash collateral received.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at September 30, 2016 and December 31, 2015.

	At September 30, 2016						At December 31, 2015
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	414,000	$3.75	$3.00	$0.3	$—	$2.1	$—
	NGL	745,200	$39.29	$27.70	$9.2	$—	$54.4	$—
	Crude Oil	202,400	$75.91	$49.00	$5.4	$—	$27.7	$—
Calls (written)	Natural Gas	414,000	$4.98	$3.00	$—	$—	$—	$—
	NGL	745,200	$45.09	$27.70	$—	$(0.3)	$—	$(0.3)
	Crude Oil	202,400	$86.68	$49.00	$—	$—	$—	$—
Puts (written)	Natural Gas	414,000	$3.75	$3.00	$—	$(0.3)	$—	$(2.1)
	NGL	59,800	$37.04	$28.98	$—	$(0.6)	$—	$(1.5)
Calls (purchased)	Natural Gas	414,000	$4.98	$3.00	$—	$—	$—	$—
	NGL	59,800	$42.09	$28.98	$—	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	1,642,500	$25.90	$29.51	$5.5	$—	$5.8	$—
	Crude Oil	638,750	$59.86	$51.66	$7.6	$—	$10.0	$—
Calls (written)	NGL	1,642,500	$30.06	$29.51	$—	$(8.0)	$—	$(0.8)
	Crude Oil	638,750	$68.19	$51.66	$—	$(1.2)	$—	$(0.6)
Portion of option contracts maturing in 2018
Puts (purchased)	Crude Oil	91,250	$42.00	$53.58	$0.3	$—	$—	$—
Calls (written)	Crude Oil	91,250	$51.75	$53.58	$—	$(0.8)	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGLs and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGLs and crude oil.
(3)	The fair value is determined based on quoted market prices at September 30, 2016 and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment losses of approximately $0.4 million at December 31, 2015 as well as cash collateral received.

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

	Accounting Treatment	Notional	Average Fixed Rate(1)	Fair Value(2) at
Date of Maturity & Contract Type				September 30, 2016	December 31, 2015
		(dollars in millions)
Contracts maturing in 2017
Interest Rate Swaps – Pay Fixed	Cash Flow Hedge	$500	2.21%	$(2.0)	$(7.0)
Contracts maturing in 2018
Interest Rate Swaps – Pay Fixed	Cash Flow Hedge	$810	2.24%	$(11.2)	$(6.6)
Contracts maturing in 2019
Interest Rate Swaps – Pay Fixed	Cash Flow Hedge	$620	2.96%	$(11.1)	$(6.0)
Contracts settling prior to maturity
2016 – Pre-issuance Hedges	Cash Flow Hedge	$500	4.21%	$(127.0)	$(80.4)
2017 – Pre-issuance Hedges	Cash Flow Hedge	$500	3.69%	$(96.8)	$(49.2)
2018 – Pre-issuance Hedges	Cash Flow Hedge	$350	3.08%	$(44.3)	$(12.2)

(1)	Interest rate derivative contracts are based on the one-month or three-month London Interbank Offered Rate, or LIBOR.
(2)	The fair value is determined from quoted market prices at September 30, 2016 and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $3.1 million and $3.9 million at September 30, 2016 and December 31, 2015, respectively.

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

We compute our income tax expense by applying a Texas state franchise tax rate to modified gross margin. Our Texas state franchise tax rate was 0.4% for the nine months ended September 30, 2016 and 2015.

At September 30, 2016 and December 31, 2015, we included a current income tax payable of $1.8 million and $1.1 million, respectively, in “Property and other taxes payable” on our consolidated statements of financial position. In addition, at September 30, 2016 and December 31, 2015, we included a deferred income tax payable of $22.5 million and $20.9 million, respectively, in “Other long-term liabilities,” on our consolidated statements of financial position to reflect the tax associated with the difference between the net basis in assets and liabilities for financial and state tax reporting.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. SEGMENT INFORMATION  – (continued)

The following tables present certain financial information relating to our business segments and corporate activities:

	For the three months ended September 30, 2016
	Liquids	Natural Gas	Corporate(1)	Total
	(in millions)
Operating revenues:(2)
Commodity sales	$—	$442.0	$—	$442.0
Transportation and other services	634.6	44.0	—	678.6
	634.6	486.0	—	1,120.6
Operating expenses:
Commodity costs	—	404.0	—	404.0
Environmental costs, net of recoveries	(8.7)	—	—	(8.7)
Operating and administrative	149.7	71.7	3.2	224.6
Power	74.3	—	—	74.3
Asset impairment	756.7	—	—	756.7
Depreciation and amortization	109.4	39.2	—	148.6
	1,081.4	514.9	3.2	1,599.5
Operating loss	(446.8)	(28.9)	(3.2)	(478.9)
Interest expense, net	—	—	(112.3)	(112.3)
Allowance for equity used during construction	—	—	10.1	10.1
Other income	—	8.3 (3)	0.4	8.7
Loss before income tax expense	(446.8)	(20.6)	(105.0)	(572.4)
Income tax expense	—	—	(2.2)	(2.2)
Net loss	(446.8)	(20.6)	(107.2)	(574.6)
Less: Net income (loss) attributable to:
Noncontrolling interest	—	—	(191.9)	(191.9)
Series 1 preferred unit distributions	—	—	22.5	22.5
Accretion of discount on Series 1 preferred units	—	—	1.2	1.2
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(446.8)	$(20.6)	$61.0	$(406.4)

(1)	Corporate consists of interest expense, allowance for equity used during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	There were no intersegment revenues for the three months ended September 30, 2016.
(3)	Other income for our Natural Gas segment includes our equity investment in the Texas Express NGL system.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. SEGMENT INFORMATION  – (continued)

	For the three months ended September 30, 2015
	Liquids	Natural Gas		Corporate(1)	Total
	(in millions)
Operating revenues:(2)
Commodity sales	$—	$609.9		$—	$609.9
Transportation and other services	606.7	51.1		—	657.8
	606.7	661.0		—	1,267.7
Operating expenses:
Commodity costs	—	522.7		—	522.7
Environmental costs, net of recoveries	1.1	—		—	1.1
Operating and administrative	183.2	94.1		3.3	280.6
Power	71.6	—		—	71.6
Depreciation and amortization	97.7	39.2		—	136.9
	353.6	656.0		3.3	1,012.9
Operating income (loss)	253.1	5.0		(3.3)	254.8
Interest expense, net	—	—		(88.2)	(88.2)
Allowance for equity used during construction	—	—		13.7	13.7
Other income (loss)	—	8.9	(3)	(0.1)	8.8
Income (loss) before income tax expense	253.1	13.9		(77.9)	189.1
Income tax expense	—	—		(4.6)	(4.6)
Net income (loss)	253.1	13.9		(82.5)	184.5
Less: Net income attributable to:
Noncontrolling interest	—	—		77.8	77.8
Series 1 preferred unit distributions	—	—		22.5	22.5
Accretion of discount on Series 1 preferred units	—	—		2.1	2.1
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$253.1	$13.9		$(184.9)	$82.1

(1)	Corporate consists of interest expense, allowance for equity used during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	There were no intersegment revenues for the three months ended September 30, 2015.
(3)	Other income for our Natural Gas segment includes our equity investment in the Texas Express NGL system.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. SEGMENT INFORMATION  – (continued)

	As of and for the nine months ended September 30, 2016
	Liquids	Natural Gas	Corporate(1)	Total
	(in millions)
Operating revenues:(2)
Commodity sales	$—	$1,205.8	$—	$1,205.8
Transportation and other services	1,885.6	139.7	—	2,025.3
	1,885.6	1,345.5	—	3,231.1
Operating expenses:
Commodity costs	—	1,111.1	—	1,111.1
Environmental costs, net of recoveries	8.3	—	—	8.3
Operating and administrative	418.6	224.0	9.4	652.0
Power	206.8	—	—	206.8
Asset impairment	757.1	10.6	—	767.7
Depreciation and amortization	315.7	118.7	—	434.4
	1,706.5	1,464.4	9.4	3,180.3
Operating income (loss)	179.1	(118.9)	(9.4)	50.8
Interest expense, net	—	—	(326.7)	(326.7)
Allowance for equity used during construction	—	—	35.7	35.7
Other income	—	22.0 (3)	0.9	22.9
Income (loss) before income tax expense	179.1	(96.9)	(299.5)	(217.3)
Income tax expense	—	—	(7.2)	(7.2)
Net income (loss)	179.1	(96.9)	(306.7)	(224.5)
Less: Net income (loss) attributable to:
Noncontrolling interest	—	—	(52.8)	(52.8)
Series 1 preferred unit distributions	—	—	67.5	67.5
Accretion of discount on Series 1 preferred units	—	—	3.5	3.5
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$179.1	$(96.9)	$(324.9)	$(242.7)
Total assets	$13,104.9	$4,931.5 (4)	$63.6	$18,100.0
Capital expenditures (excluding acquisitions)	$655.4	$40.1	$1.1	$696.6

(1)	Corporate consists of interest expense, allowance for equity used during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	There were no intersegment revenues for the nine months ended September 30, 2016.
(3)	Other income for our Natural Gas segment includes our equity investment in the Texas Express NGL system.
(4)	Total assets for our Natural Gas segment includes $359.6 million for our equity investment in the Texas Express NGL system.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. SEGMENT INFORMATION  – (continued)

	As of and for the nine months ended September 30, 2015
	Liquids	Natural Gas	Corporate(1)	Total
	(in millions)
Operating revenues:(2)
Commodity sales	$—	$2,163.7	$—	$2,163.7
Transportation and other services	1,694.8	150.9	—	1,845.7
	1,694.8	2,314.6	—	4,009.4
Operating expenses:
Commodity costs	—	1,972.4	—	1,972.4
Environmental costs, net of recoveries	1.1	—	—	1.1
Operating and administrative	429.9	264.1	10.9	704.9
Power	192.4	—	—	192.4
Goodwill impairment	—	246.7	—	246.7
Asset impairment	—	12.3	—	12.3
Depreciation and amortization	276.5	118.3	—	394.8
	899.9	2,613.8	10.9	3,524.6
Operating income (loss)	794.9	(299.2)	(10.9)	484.8
Interest expense, net	—	—	(214.5)	(214.5)
Allowance for equity used during construction	—	—	54.0	54.0
Other income	—	20.5 (3)	0.2	20.7
Income (loss) before income tax expense	794.9	(278.7)	(171.2)	345.0
Income tax expense	—	—	(3.2)	(3.2)
Net income (loss)	794.9	(278.7)	(174.4)	341.8
Less: Net income attributable to:
Noncontrolling interest	—	—	139.1	139.1
Series 1 preferred unit distributions	—	—	67.5	67.5
Accretion of discount on Series 1 preferred units	—	—	10.1	10.1
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$794.9	$(278.7)	$(391.1)	$125.1
Total assets	$13,059.0	$5,177.5 (4)	$152.1	$18,388.6
Capital expenditures (excluding acquisitions)	$1,485.4	$143.8	$3.5	$1,632.7

(1)	Corporate consists of interest expense, allowance for equity used during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	There were no intersegment revenues for the nine months ended September 30, 2015.
(3)	Other income for our Natural Gas segment includes our equity investment in the Texas Express NGL system.
(4)	Total assets for our Natural Gas segment includes $373.7 million for our equity investment in the Texas Express NGL system.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. SUPPLEMENTAL CASH FLOWS INFORMATION

In the “Cash used in investing activities” section of the consolidated statements of cash flows, we exclude changes that did not affect cash. The following is a reconciliation of cash used for additions to property, plant and equipment to total capital expenditures (excluding “Investment in joint venture”):

	For the nine months ended September 30,
	2016	2015
	(in millions)
Total capital expenditures (excluding “Investment in joint venture”)	$696.6	$1,632.7
(Increase) decrease in construction payables	194.5	(76.5)
Cash used for additions to property, plant and equipment	$891.1	$1,556.2

16. REGULATORY MATTERS

Regulatory Accounting

Due to over or under recovery adjustments made in accordance with the Federal Energy Regulatory Commission, or FERC, authoritative guidance and our cost-of-service recovery model, we recognize assets and liabilities for regulatory purposes. The assets and liabilities that we recognize for regulatory purposes are recorded on a net basis in “Other current assets” or “Accounts payable and other,” respectively, on our consolidated statements of financial position. These regulatory assets and liabilities are amortized on a straight-line basis over a one-year recovery period. Our over and under recovery revenue adjustments and net regulatory asset amortization for the three and nine months ended September 30, 2016 and 2015 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Net regulatory asset balance at beginning of period	$29.3	$2.0	$29.9	$6.0
Current period under recovery revenue adjustments	6.4	24.0	20.0	24.5
Amortization of prior year regulatory asset	(7.9)	(0.8)	(22.1)	(5.3)
Net regulatory asset balance at end of period	$27.8	$25.2	$27.8	$25.2

Other Contractual Obligations

Qualifying Volumes

We have certain contractual obligations with our customers in which a portion of the revenue earned on volumes above certain predetermined shipment levels, or qualifying volumes, are returned to the shippers through future rate adjustments. At September 30, 2016 and December 31, 2015 we had no qualifying volume liabilities related to the original Southern Access and Alberta Clipper agreements on our consolidated statements of financial position.

We amortize the liability on a straight-line basis as an adjustment to revenue in the following year, reflecting the related rate adjustment. There was no amortization for qualifying volume liabilities for the three and nine months ended September 30, 2016 and 2015.

Alberta Clipper Pipeline Property Taxes

A portion of the rates we charge our customers includes an estimate for annual property taxes. If the estimated property tax we collect from our customers is higher or lower than the actual property tax imposed, we are contractually obligated to refund to our customers or entitled to collect from our customers 50% of the property tax over or under recovery, respectively. At September 30, 2016 and December 31, 2015, we had $0.4 million and $0.8 million, respectively, in property tax under recovery assets related to our Alberta Clipper Pipeline on our consolidated statements of financial position.

During 2015 and 2014, we incurred liabilities related to contractual obligations with our customers on the Alberta Clipper Pipeline related to property taxes. As a result, in 2015 and 2014, we recorded a liability for the

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16. REGULATORY MATTERS  – (continued)

contractual amounts due back to our shippers with the corresponding amount as a reduction to revenue. We amortized the liability on a straight-line basis as an adjustment to revenue in the following year, reflecting the related rate adjustment. For the three and nine months ended September 30, 2016, we amortized through revenue $0.3 million and $0.5 million of property tax under recovery assets, respectively, on our consolidated statements of income with a corresponding amount reducing the contractual obligation on our consolidated statements of financial position. For the three and nine months ended September 30, 2015, we amortized through revenue $1.1 million and $4.0 million of property tax over recovery liabilities, respectively, on our consolidated statements of income with a corresponding amount reducing the contractual obligation on our consolidated statements of financial position.

Allowance for Equity Used During Construction

We are permitted to capitalize and recover costs for rate-making purposes that include an allowance for equity costs during construction, referred to as AEDC. In connection with construction of the Eastern Access Projects, Line 3 Replacement and Mainline Expansion Projects, we recorded $10.1 million and $35.7 million of “Allowance for equity used during construction” on our consolidated statements of income for the three and nine months ended September 30, 2016, respectively, and a corresponding amount of $35.7 million in “Property, plant and equipment, net” on our consolidated statement of financial position at September 30, 2016. We recorded $13.7 million and $54.0 million of “Allowance for equity used during construction” on our consolidated statements of income for the three and nine months ended September 30, 2015, respectively, with a corresponding amount of $54.0 million in “Property, plant and equipment” on our consolidated statement of financial position at September 30, 2015.

17. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Revenues from Contracts with Customers

Since May 2014, the Financial Accounting Standards Board, or FASB, has issued ASU Nos. 2014-09, 2015-14, 2016-08, 2016-10 and 2016-12 which outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting updates are effective for annual and interim periods beginning on or after December 15, 2017, and may be applied on either a full or modified retrospective basis. We are currently evaluating our revenue contracts and determining the impacts that the new pronouncement will have on our consolidated financial statements and disclosures. We are also currently evaluating which transition approach we will apply.

Leases

In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for practically all leases (other than leases that are less than 12 months). The pronouncement continues to require lessees to distinguish between operating and financing, formerly known as capital leases, and lessors to distinguish between sales-type, direct financing, and operating leases for income statement purposes. This accounting update is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach with certain optional practical expedients. We are currently evaluating the impact that this pronouncement will have on our consolidated financial statements.

18. SUBSEQUENT EVENTS

Distribution to Partners

On October 28, 2016, the board of directors of Enbridge Management declared a distribution payable to our partners on November 14, 2016. The distribution will be paid to unitholders of record as of November 7, 2016 of our available cash of $263.7 million at September 30, 2016, or $0.5830 per limited partner unit. Of this distribution, $216.1 million will be paid in cash, $46.6 million will be distributed in i-units to our i-unitholder, Enbridge Management, and due to the i-unit distribution, $1.0 million will be retained from our General Partner from amounts otherwise distributable to it in respect of its general partner interest and limited partner interest to maintain its 2% general partner interest.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

18. SUBSEQUENT EVENTS  – (continued)

Distribution to Series EA Interests

On October 28, 2016, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and a holder of the Series EA interests, declared a distribution payable to the holders of the Series EA general and limited partner interests. The OLP will pay $64.7 million to the noncontrolling interest in the Series EA, while $21.6 million will be paid to us.

Distribution to Series ME Interests

On October 28, 2016, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and a holder of the Series ME interests, declared a distribution payable to the holders of the Series ME general and limited partner interests. The OLP will pay $44.3 million to the noncontrolling interest in the Series ME, while $14.8 million will be paid to us.

Distribution from MEP

On October 27, 2016, the board of directors of Midcoast Holdings, L.L.C., the general partner of MEP, declared a cash distribution payable to their partners on November 14, 2016. The distribution will be paid to unitholders of record as of November 7, 2016, of MEP’s available cash of $16.5 million at September 30, 2016, or $0.3575 per limited partner unit. MEP will pay $7.6 million to their public Class A common unitholders, while $8.9 million in the aggregate will be paid to us with respect to our Class A common units, our subordinated units, and to Midcoast Holdings, L.L.C. with respect to its general partner interest.

Midcoast Operating Distribution

On October 27, 2016, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on November 14, 2016 to its partners of record as of November 7, 2016. Midcoast Operating will pay $14.4 million to us and $26.0 million to MEP.

During any quarter until the quarter ending December 31, 2017, if MEP’s quarterly declared distribution exceeds its distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement, we receive a decreased quarterly distribution from Midcoast Operating, and MEP receives a corresponding increase to its quarterly distribution in the amount that MEP’s declared distribution exceeds its distributable cash. Midcoast Operating’s adjustment of our distribution will be limited by our pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by MEP. There is no requirement for MEP to compensate us for these adjusted distributions, except for settling our capital accounts with Midcoast Operating in a liquidation scenario. For the three and nine months ended September 30, 2016, our quarterly distribution from Midcoast Operating was reduced by $5.1 million and $8.2 million, respectively.

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

We conduct our business through two business segments: Liquids and Natural Gas. Our Liquids segment includes the operations of our Lakehead, Mid-Continent and North Dakota systems. These systems largely consist of FERC regulated interstate crude oil and liquid petroleum pipelines, gathering systems and storage facilities. The Lakehead system, together with the Enbridge system in Canada, forms the longest liquid petroleum pipeline system in the world. Our Liquids systems generate revenues primarily from charging shippers a rate per barrel to gather, transport and store crude oil and liquid petroleum.

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

The following table reflects our operating income (loss) by business segment and corporate charges for the three and nine months ended September 30, 2016 and 2015.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating income (loss)
Liquids	$(446.8)	$253.1	$179.1	$794.9
Natural Gas	(28.9)	5.0	(118.9)	(299.2)
Corporate, operating and administrative	(3.2)	(3.3)	(9.4)	(10.9)
Total operating income (loss)	(478.9)	254.8	50.8	484.8
Interest expense	(112.3)	(88.2)	(326.7)	(214.5)
Allowance for equity used during construction	10.1	13.7	35.7	54.0
Other income	8.7	8.8	22.9	20.7
Income (loss) before income tax expense	(572.4)	189.1	(217.3)	345.0
Income tax expense	(2.2)	(4.6)	(7.2)	(3.2)
Net income (loss)	(574.6)	184.5	(224.5)	341.8
Less: Net income (loss) attributable to:
Noncontrolling interest income (loss)	(191.9)	77.8	(52.8)	139.1
Series 1 preferred unit distributions	22.5	22.5	67.5	67.5
Accretion of discount on Series 1 preferred units	1.2	2.1	3.5	10.1
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(406.4)	$82.1	$(242.7)	$125.1

Highlights

Liquids

Our Liquids segment operating income decreased $699.9 million and $615.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, primarily as a result of an impairment loss of $756.7 million on the Sandpiper Project that was recognized during the three and nine months ended September 30, 2016. The decrease in operating income is partially offset by the additional assets placed in service and an increase in volumes on our systems. In 2015, $1.6 billion of additional assets were placed into service on our Lakehead system, including portions of the Eastern Access, Mainline Expansion projects, and other projects. Average daily volumes delivered on our liquids systems increased 188,000 and 290,000 Bpd, for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015 due to increased capacity from the expansions mentioned above.

Natural Gas

Our Natural Gas segment operating results decreased $33.9 million and operating loss decreased $180.3 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. Operating loss for the three and nine months ended September 30, 2016 increased as a result of the commodity price environment for natural gas, NGLs, condensate and crude oil which continues to impact production volumes. The average daily volumes of our major systems decreased by approximately 296,000 and 291,000 MMBtu/d for the three and nine months ended September 30, 2016, respectively. Further, during the nine months ended September 30, 2015, our Natural Gas segment recognized a $246.7 million goodwill impairment charge. No similar goodwill impairment charge was recognized in the same period of 2016.

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

We record all derivative instruments in our consolidated financial statements at fair market value pursuant to the requirements of applicable authoritative accounting guidance. We record changes in the fair value of our derivative financial instruments that do not receive hedge accounting in our consolidated statements of income as follows:

•	Liquids segment commodity-based derivatives — ”Transportation and other services”
•	Natural Gas segment commodity-based derivatives — ”Commodity sales” and “Commodity costs”
•	Corporate interest rate derivatives — ”Interest expense”

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net changes in fair value associated with our derivative financial instruments:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Liquids segment:
Non-qualified hedges	$(0.2)	$1.1	$(7.0)	$(11.1)
Natural Gas segment:
Hedge ineffectiveness	—	(0.1)	—	(4.1)
Non-qualified hedges	(14.6)	6.3	(87.5)	(49.4)
Commodity derivative fair value net gains (losses)	(14.8)	7.3	(94.5)	(64.6)
Corporate:
Interest rate hedge ineffectiveness	—	(7.8)	(3.4)	24.6
Derivative fair value net losses	$(14.8)	$(0.5)	$(97.9)	$(40.0)

RESULTS OF OPERATIONS — BY SEGMENT

Liquids

The following tables set forth the operating results and statistics of our Liquids segment assets for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating Results:
Operating revenue	$634.6	$606.7	$1,885.6	$1,694.8
Operating expenses:
Environmental costs, net of recoveries	(8.7)	1.1	8.3	1.1
Operating and administrative	149.7	183.2	418.6	429.9
Power	74.3	71.6	206.8	192.4
Depreciation and amortization	109.4	97.7	315.7	276.5
Asset impairment	756.7	—	757.1	—
Total operating expenses	1,081.4	353.6	1,706.5	899.9
Operating income (loss)	$(446.8)	$253.1	$179.1	$794.9
Operating Statistics
Lakehead system:
United States(1)	1,909	1,905	1,957	1,869
Canada(1)	586	433	601	423
Total Lakehead system delivery volumes(1)	2,495	2,338	2,558	2,292
Barrel miles (billions)	178	164	536	471
Average haul (miles)	774	764	765	753
Mid-Continent system delivery volumes(1)	217	216	200	212
North Dakota system:
Trunkline(1)	363	331	382	344
Gathering(1)	—	2	—	2
Total North Dakota system delivery volumes(1)	363	333	382	346
Total Liquids segment delivery volumes(1)	3,075	2,887	3,140	2,850

(1)	Average barrels per day in thousands.

Three months ended September 30, 2016, compared with the three months ended September 30, 2015

Operating results of our Liquids segment for the three months ended September 30, 2016, decreased $699.9 million, as compared to the same period in 2015, primarily due to a $756.7 million impairment loss on the Sandpiper Project and $5.9 million in related project costs. There were no asset impairments for the three months ended September 30, 2015. For further details, see Future Prospects Updates for Liquids — Recent Developments — Sandpiper Project.

Operating revenues of our Liquids segment increased $27.9 million for the three months ended September 30, 2016, as compared to the same period in 2015. Operating revenue on the Lakehead system increased $33.3 million for the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to an increase of $38.7 million from increased surcharge revenue for projects subject to regulatory accounting. This increase is a result of placing $1.6 billion of additional assets into service on the Lakehead system in 2015. These additional assets placed into service included components of the Eastern Access, Mainline Expansion, and other expansion projects. These amounts were partially offset by a $9.9 million decrease in rates due to greater qualifying volume credits related to Lakehead toll revenues.

The Lakehead system experienced a period over period increase of 157,000 Bpd in average daily delivery volumes, which resulted in a $16.0 million increase in operating revenues period over period. Increased volumes on the Lakehead system were a result of additional system capacity from the aforementioned assets that were placed into service and increased downstream demand from the completion of certain Enbridge Light Oil Market Access Program projects that expanded access to markets in the Midwest and Eastern Canada for growing volumes of light oil production.

Operating revenue on the North Dakota system decreased $8.1 million for the three months ended September 30, 2016, as compared to the same period in 2015, which was primarily due to lower revenues from Berthold rail as a result of expired contracts and the expiration of surcharges resulting in lower rates. Operating revenues on the North Dakota system decreased as certain surcharge rates subject to an annual adjustment were decreased effective April 1, 2016. Offsetting these lower revenues, the North Dakota system experienced an increase of 30,000 Bpd in average daily delivery volumes, which resulted in an increase of $1.8 million in operating revenues. Increased volumes on the North Dakota system were a result of increased downstream demand from the completion of certain Enbridge Light Oil Market Access Program projects and by volumes shifting from other higher cost alternatives such as transportation by rail.

Environmental costs, net of recoveries, decreased $9.8 million for the three months ended September 30, 2016, as compared to the same period in 2015, due to $10.0 million in insurance recoveries associated with the Line 6A crude oil release.

The operating and administrative expenses of our Liquids segment decreased $33.5 million for the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to a decrease of $47.2 million in pipeline integrity costs. The decrease in pipeline integrity costs relates to $51.4 million for the three months ended September 30, 2015 for the hydrostatic test on Line 2B. There were no such costs for the three months ended. The cost decreases were partially offset by $5.9 million in Sandpiper Project related costs, as described above.

The increase in depreciation expense of $11.7 million for the three months ended September 30, 2016, when compared to the same period in 2015, is directly attributable to additional assets placed into service, primarily on the projects discussed above.

Nine months ended September 30, 2016, compared with the nine months ended September 30, 2015

Operating income of our Liquids segment for the nine months ended September 30, 2016, decreased $615.8 million, as compared to the same period in 2015, primarily as a result of the $756.7 million impairment charge for the Sandpiper project as discussed above.

Operating revenues of our Liquids segment increased $190.8 million for the nine months ended September 30, 2016, as compared to the same period in 2015. Operating revenue on the Lakehead system increased $207.9 million for the nine months ended September 30, 2016, as compared to the same period in 2015 primarily due to an increase of $171.4 million from increased surcharge revenue on projects subject to regulatory accounting, as described above. These amounts were partially offset by a $59.2 million decrease in rates due to greater qualifying volume credits related to Lakehead toll revenues.

The Lakehead system experienced a period over period increase of 266,000 Bpd in average daily delivery volumes, which resulted in a $77.7 million increase in operating revenues period over period. Increased volumes on the Lakehead system were a result of additional system capacity from the assets that were placed into service, as mentioned above, and increased downstream demand from the completion of certain Enbridge Light Oil Market Access Program projects that expanded access to markets in the Midwest and Eastern Canada for growing volumes of light oil production. In addition, operating revenue on the Lakehead system increased $12.8 million for the nine months ended September 30, 2016, due to higher average rates, as compared to the same period in 2015.

The increase in operating income on the Lakehead system was offset by an approximate $21 million decrease due to the impact of extreme wildfires in northeastern Alberta during the nine months ended September 30, 2016, as compared to the same period in 2015. The impact of the wildfires during the first week of May 2016 in northeastern Alberta hindered throughput in the second quarter of 2016 as certain upstream facilities were temporarily shut down resulting in disruption of service on the Lakehead System. The reduced system deliveries decreased operating revenue by approximately $30 million and power costs by approximately $9 million for the nine months ended September 30, 2016. Oil sands production substantially came back online by the end of June 2016. As a result, throughput on the Lakehead system has strengthened, and overall system utilization is expected to remain strong through the end of the year.

Operating revenue on the North Dakota system decreased $21.6 million for the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to lower average rates and lower rail revenues. North Dakota system operating revenues decreased $12.3 million due to lower average rates as discussed above. In addition, operating revenues on the Berthold rail facility decreased $18.7 million. Offsetting these decreases were increases in operating revenues of $7.7 million from an increase of 36,000 Bpd in average daily delivery volumes. Increased volumes on the North Dakota system were also a result of increased downstream demand from the completion of certain Enbridge Light Oil Market Access Program projects and by volumes shifting from other higher cost alternatives such as transportation by rail.

Environmental costs, net of recoveries, increased $7.2 million for the nine months ended September 30, 2016, when compared with the same period in 2015. This increase is primarily related to a $15.0 million increased cost accrual for estimated fines and penalties associated with the Line 6B crude oil release, partially offset by $10.0 million in insurance recoveries associated with the Line 6A crude oil release.

The decrease of $11.3 million in operating and administrative expenses period over period was primarily due to a decrease of $45.1 million in pipeline integrity costs. The decrease in pipeline integrity costs relates to $53.3 million for the nine months ended September 30, 2015 for the hydrostatic test on Line 2B. There were no such costs for the nine months ended September 30, 2016. This decrease was offset by an increase of $25.1 million of property taxes. This cost increase primarily resulted from the additional assets placed into service as discussed above. The decrease was also partially offset by $5.9 million in Sandpiper Project related costs as described above.

Power costs increased $14.4 million for the nine months ended September 30, 2016, when compared to the same period in 2015, primarily as a result of an increase in volumes on our systems.

The increase in depreciation expense of $39.2 million for the nine months ended September 30, 2016, when compared to the same period in 2015, is directly attributable to additional assets placed into service.

Future Prospects Update for Liquids

We currently have a multi-billion dollar growth program underway, with projects coming into service in early 2019, in addition to options to increase our economic interest in projects that are jointly funded by Enbridge and us. Furthermore, our ultimate parent, Enbridge, recently announced a merger with Spectra Energy Corp. Enbridge has indicated that as part of the integration of the two companies, its U.S. sponsored vehicles, including us, will be reviewed in context of the combined enterprise. In addition, under the merger agreement, Enbridge has agreed that it and its subsidiaries, including us, will conduct their businesses in the ordinary course prior to completing the merger transaction, subject to certain specified exceptions or the consent of Spectra Energy Corp. Thus, while we continue to progress our evaluation of opportunities to strengthen our business, the long-term strategic path and execution of any such strategy, for us and our subsidiaries may be impacted by Enbridge’s enterprise-wide post-merger evaluation.

Recent Developments

  Bakken Pipeline System

On August 2, 2016, we announced that we had entered into an agreement with MPC to form a new joint venture, which in turn has entered into an agreement to acquire from an affiliate of Energy Transfer Partners, L.P. and Sunoco Logistics Partners L.P., a 49% equity interest in the holding company that owns 75% of the Bakken Pipeline System. Under this arrangement, we and MPC would indirectly hold 75% and 25%, respectively, of the joint venture’s 49% interest in the holding company of Bakken Pipeline. The purchase price of our effective 27.6% interest in the Bakken Pipeline is $1.5 billion. In September 2016, we announced that we have negotiated a tentative joint funding arrangement with our General Partner, whereby 75% of the $1.5 billion investment is expected to be funded by the General Partner. The remaining 25% of the investment is expected to be funded by the issuance of a new class of limited partner units to the General Partner. Closing of the transaction is subject to a number of customary conditions, not all of which have been met at this time.

The Bakken Pipeline System, which consists of the Dakota Access Pipeline, or DAPL, and the Energy Transfer Crude Oil Pipeline, or ETCO, projects, will transport crude oil from the Bakken formation in North Dakota to markets in eastern PADD II and the U.S. Gulf Coast. DAPL consists of 1,172 miles of 30-inch pipeline from the Bakken/Three Forks production area in North Dakota to Patoka, Illinois. It is expected to initially deliver in excess of 470,000 Bpd of crude oil and has the potential to be expanded to 570,000 Bpd. ETCO consists of 62 miles of new 30-inch diameter pipe, 686 miles of converted 30-inch diameter pipe, and 40 miles of converted 24-inch diameter pipe from Patoka, Illinois to Nederland, Texas.

  Sandpiper Project

On September 1, 2016, we announced that we applied for the withdrawal of regulatory applications for the Sandpiper Project pending with the MNPUC because we concluded that the project should be delayed until such time as crude oil production in North Dakota recovers sufficiently to support development of new pipeline capacity. Based on updated projections, we expect that this pipeline capacity will not likely be needed until beyond our current five-year planning horizon. On October 28, 2016 the MNPUC approved our application to withdraw the regulatory applications without conditions.

In connection with the above announcement and other factors, we evaluated the Sandpiper Project for impairment and determined that the project was impaired. In the third quarter of 2016, we recorded an asset impairment of $762.6 million, including related project costs. Of the total amount, $269.6 million was attributable to noncontrolling interest with respect to MPC’s ownership interests, and $493.0 million was attributable to our general and limited partner ownership interests. For further details, see Item 1. Financial Statements, Note 6. Property, Plant and Equipment.

The Sandpiper Project would have expanded and extended the North Dakota feeder system by 225,000 Bpd to a total of 580,000 Bpd. The proposed expansion involved construction of an approximate 600-mile pipeline from Beaver Lodge Station near Tioga, North Dakota to the Superior, Wisconsin mainline system terminal. The new line would have twinned the existing 210,000 Bpd North Dakota system mainline, which now terminates at Clearbrook Terminal in Minnesota, adding 250,000 Bpd of capacity on the twin line between Tioga and Berthold, North Dakota and 225,000 Bpd of capacity on the twin line between Berthold and Clearbrook both with new 24-inch diameter pipelines, in addition to adding 375,000 Bpd between Clearbrook and Superior with a 30-inch diameter pipeline.

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

We expect that the current crude oil price downturn may result in deferral of some oil sands projects, particularly if the current pricing environment continues throughout 2016 and into 2017. However, we expect that projects already under construction will be finished and enter production. In addition, current production volumes from the oil sands are unlikely to decrease absent an operational upset at any of the oil sands operations.

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

Expansion Projects

The table and discussion below summarize our commercially secured projects for the Liquids segment, which have been recently placed into service or will be placed into service in future periods:

Projects	Total Estimated Capital Costs	Expected In-Service Date	Funding
	(in millions)
Line 3 Replacement Program(1)	$2,600	Early 2019	EEP(2)
Eastern Access Projects:
Line 6B Expansion	320	Complete	Joint(3)
U.S. Mainline Expansions:
Line 61 (Additional tankage)	380	Complete	Joint(4)
Line 61 (1,200,000 Bpd capacity)(5)	435	Early 2019	Joint	(4)

(1)	As discussed under Line 3 Replacement Program below, the expected cost and in-service date of this project are under review by us in light of the schedule for regulatory review and approval communicated by the MNPUC on October 28, 2016.
(2)	A special committee of independent directors of the Board of Enbridge Management has been established to consider a joint funding agreement with Enbridge.
(3)	Jointly funded 25% by us and 75% by our General Partner under the Eastern Access Joint Funding agreement. Estimated capital costs are presented at 100% before our General Partner’s contributions.
(4)	Jointly funded 25% by us and 75% by our General Partner under the Mainline Expansion Joint Funding agreement. Estimated capital costs are presented at 100% before our General Partner’s contributions.
(5)	Estimated in-service date will be adjusted to coincide with the in-service date of the Line 3 Replacement Program and the impact of cost to be reviewed. In 2015, we completed the expansion of pipeline capacity to 950,000 Bpd.

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

We are in the process of obtaining the appropriate permits for constructing the US L3R Program in Minnesota. The project requires both a Certificate of Need, or Certificate, and an approval of the pipeline’s route, or Route Permit, from the MNPUC. The MNPUC found both the Certificate and Route Permit applications for the US L3R Program through Minnesota to be complete. The MNPUC had sent the Certificate docket to the Administrative Law Judge, or ALJ, for a pre-hearing meeting to establish a schedule. With respect to the Route Permit, the Minnesota Department of Commerce held public scoping meetings in August 2015.

On February 1, 2016, the MNPUC issued a written order, or the US L3R Order, joining the Line 3 Certificate and Route Permit dockets and requiring the Department of Commerce, or DOC, to prepare a final Environmental Impact Statement, or EIS, before the Certificate and Route Permit processes commence, and sent the cases to the Office of Administrative Hearings, or OAH, with direction to restart the process. On February 5, 2016, we filed a Petition for Reconsideration of the requirement to provide a final EIS ahead of the commencement of the Certificate and Route Permit proceedings noted in the US L3R Order. At a hearing held on March 24, 2016 the MNPUC denied the Petition for Reconsideration.

With the issuance of the Environmental Assessment Worksheet, or EAW, on April 11, 2016 the MNPUC commenced the EIS process. Consultation regarding the EAW, which defines the scope of the EIS, commenced with a series of public meetings in communities in Minnesota on April 25, 2016, which concluded on May 13, 2016. The DOC addressed the comments received on the draft EIS scope and issued its scoping recommendations to the MNPUC on September 22, 2016.

Three external parties filed motions requesting that the scoping process be re-opened or that a comment period be established because of the issuance of the Consent Decree settling the Line 6B pipeline crude oil release in Marshall, Michigan and the withdrawal of regulatory applications pending with the MNPUC with respect to the Sandpiper Project discussed above. We filed a reply challenging the need to re-open the scoping process indicating that neither of these events warrants further extension of time. The motions filed by the external parties were considered and denied by the MNPUC at a hearing held on October 28, 2016.

At the hearing on October 28, 2016, the MNPUC also confirmed the scope of the EIS and the schedule for the remainder of the regulatory approval process for the US L3R Program in Minnesota. The MNPUC’s decision will be confirmed in a written order expected to be issued by the MNPUC shortly. We are currently evaluating the impact of the decision on the cost and in-service date of this project. It is possible, under the schedule approved by the MNPUC, that the in-service date could be delayed, at least until later in 2019. The assessment of the impact of the decision is ongoing and we will review the written order when issued and seek to further clarify the impact on the overall project schedule at that time.

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

Light Oil Market Access Program

We and Enbridge have invested in a Light Oil Market Access Program to expand access to markets for growing volumes of light oil production. This program responds to significant developments with respect to supply of light oil from U.S. north central formations and western Canada, as well as refinery demand for light oil in the U.S. Midwest and eastern Canada. The Light Oil Market Access Program includes several projects that will further expand capacity on our U.S. mainline system, upsize the Eastern Access Projects, enhance Enbridge’s Canadian mainline terminal capacity and provide additional access to U.S. Midwestern refineries.

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

We will operate the Eastern Access Projects on a cost-of-service basis. The Eastern Access Projects were funded 75% by our General Partner and 25% by us under the Eastern Access Joint Funding Agreement. We will have the option to increase our economic interest by up to 15% at cost through the June 2017 anniversary of the in service date. In July of 2015, we entered into an agreement with the General Partner in which the General Partner agreed to temporarily forego its Series EA cash distributions through the quarter ended March 31, 2016 in exchange for a reduction in the General Partner’s capital funding contribution requirements to the Eastern Access projects, which were offset against its foregone cash distributions. Pursuant to the terms of this arrangement, the Partnership may have higher contribution costs through the end of 2016 and may be required to forego a portion of its distributions beginning with the first quarter of 2017 until such time as the General Partner’s foregone cash distributions are recouped through either capital funding contributions or the Partnership’s foregone cash distributions. For further details, see Amendment of OLP Limited Partnership Agreement under Item 1. Financial Statements, Note 10. Related Party Transactions.

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

The Line 61 expansion, between Superior, Wisconsin and Flanagan, Illinois requires only the addition of pumping horsepower with no pipeline construction. In 2015, we completed the expansion of pipeline capacity to 950,000 Bpd. The additional tankage which cost approximately $380 million was completed in the third quarter of 2016. The remaining work includes an expansion phase to increase the pipeline capacity to 1,200,000 Bpd at an expected cost of approximately $435 million. In conjunction with shippers, a decision was made to delay the in-service date of this remaining expansion phase to 2019 to align more closely with the anticipated in-service date for the US L3R Program.

We will operate the U.S. Mainline Expansions projects on a cost-of-service basis. These projects are jointly funded 75% by our General Partner and 25% by us under the Mainline Expansion Joint Funding Agreement, which parallels the Eastern Access Joint Funding Agreement. We have the option to increase our economic interest held up to 15% at cost. In July of 2015, we entered into an agreement with the General Partner in which the General Partner agreed to temporarily forego its Series ME cash distributions through the quarter ended March 31, 2016, in exchange for a reduction in the General Partner’s capital funding contribution requirements to the Mainline Expansion projects, which were offset against its foregone cash distributions. Pursuant to the terms of this arrangement, the Partnership may have higher contribution costs through the end of 2016 and may be required to forego a portion of its distributions beginning with the first quarter of 2017 until such time as the General Partner’s foregone cash distributions are recouped through either capital funding contributions or the Partnership’s foregone cash distributions. For further details, see Amendment of OLP Limited Partnership Agreement under Item 1. Financial Statements, Note 10. Related Party Transactions.

Natural Gas

The following tables set forth the operating results of our Natural Gas segment and approximate average daily volumes of natural gas throughput and NGLs produced on our major systems for the periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues	$486.0	$661.0	$1,345.5	$2,314.6
Commodity costs	404.0	522.7	1,111.1	1,972.4
Segment gross margin	82.0	138.3	234.4	342.2
Operating and administrative	71.7	94.1	224.0	264.1
Goodwill impairment	—	—	—	246.7
Asset impairment	—	—	10.6	12.3
Depreciation and amortization	39.2	39.2	118.7	118.3
Operating expenses	110.9	133.3	353.3	641.4
Operating income (loss)	(28.9)	5.0	(118.9)	(299.2)
Other income	8.3	8.9	22.0	20.5
Net income (loss)	$(20.6)	$13.9	$(96.9)	$(278.7)
Operating Statistics (MMBtu/d)
East Texas	894,000	966,000	924,000	981,000
Anadarko	606,000	760,000	632,000	794,000
North Texas	192,000	262,000	202,000	274,000
Total	1,692,000	1,988,000	1,758,000	2,049,000
NGL Production (Bpd)	67,588	85,343	70,932	82,498

Three months ended September 30, 2016, compared with the three months ended September 30, 2015

The Natural Gas segment recorded an operating loss of $28.9 million for the three months ended September 30, 2016, as compared to operating income of $5.0 million during the same period in 2015. The decrease of $33.9 million was primarily due to a decrease of $56.3 million in segment gross margin for the three months ended September 30, 2016, as compared to the same period in 2015. These decreases were partially offset by decreases in operating and administrative expenses of $22.4 million period over period, as described below. Decreases in “Operating revenues” and “Commodity costs” for the three months ended September 30, 2016, as compared to the same period in 2015, are primarily due to decreases in commodity prices and the resulting decrease in volumes from reduced drilling activities.

Segment gross margin decreased by $56.3 million, in part due to increased non-cash mark-to-market losses. The Natural Gas segment recognized non-cash, mark-to-market losses of $14.6 million for the three months ended September 30, 2016, as compared to gains of $6.2 million for the same period in 2015. The $20.8 million decrease is primarily related to increased commodity prices of condensate and NGLs period over period, partially offset by the gains from the reversal of previously recognized unrealized market-to-market losses as the underlying transactions were settled.

Segment gross margin decreased by approximately $13.5 million for the three months ended September 30, 2016, as compared to the same period in 2015, due to reduced natural gas throughput. The average daily volumes of our major systems for the three months ended September 30, 2016, decreased by 296,000 MMBtu/d, or 15%, as compared to the same period in 2015. The average NGL production for the three months ended September 30, 2016, decreased by 17,755 Bpd, or 21%, as compared to the same period in 2015. The decreases in volumes were primarily attributable to the continued low commodity price environment for natural gas, condensate and NGLs, which resulted in reductions in drilling activity from producers in the areas we operate.

Segment gross margin decreased $12.5 million for the three months ended September 30, 2016, as compared with the same period in 2015 due to a decline in storage margins as a result of the sale of liquids product inventory at lower prevailing market prices relative to the cost of product inventory.

Operating and administrative costs decreased $22.4 million for the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to workforce reductions and other cost reduction efforts, including decreases in repairs and maintenance, property taxes, and contract labor.

Nine months ended September 30, 2016, compared with the nine months ended September 30, 2015

The operating loss of our Natural Gas segment for the nine months ended September 30, 2016, decreased $180.3 million, as compared to the same period in 2015, primarily as a result of a reduction in goodwill impairment charge. During the nine months ended September 30, 2015, the Natural Gas segment recognized a goodwill impairment charge of $246.7 million. No similar charge was recorded during the same period in 2016. The effects of the lack of impairment charge were offset by lower segment gross margin in the 2016 period, as discussed below. Decreases in “Operating revenues” and “Commodity costs” for the nine months ended September 30, 2016, as compared to the same period in 2015, are due to the reasons discussed above.

Segment gross margin decreased $107.8 million for the nine months ended September 30, 2016, as compared to the same period in 2015, in part due to increased non-cash, mark-to-market losses. Non-cash, mark-to-market losses increased $34.0 million for the nine months ended September 30, 2016, as compared to the same period in 2015. This change primarily related to losses due to the increased commodity prices of condensate and NGLs period over period, partially offset by the gains from the reversal of previously recognized unrealized mark-to-market losses as the underlying transactions were settled.

Segment gross margin decreased by approximately $32.1 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due to reduced natural gas throughput. The average daily volumes of our major systems decreased by approximately 291,000 MMBtu/d, or 14%, for the nine months ended September 30, 2016, as compared to the same period in 2015. The average NGL production for the nine months ended September 30, 2016, decreased 11,566 Bpd, or 14%, as compared to the same period in 2015. The decreases in volumes were primarily attributable to the continued low commodity price environment for natural gas, condensate and NGLs, which resulted in reductions in drilling activity by producers in the areas we operate.

Segment gross margin decreased $13.7 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due to decreased margins from lower commodity prices, net of hedges, related to contracts where we were paid in commodities for our services.

Segment gross margin decreased $12.2 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due to a decrease in storage margins as a result of the sale of liquids product inventory at lower prevailing market prices relative to the cost of product inventory.

Segment gross margin also decreased $10.6 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due to a decrease in processing margins primarily driven by lower commodity prices along with decline in NGL volumes and associated keep whole volumes in the Anadarko and East Texas regions.

Operating and administrative costs decreased $40.1 million for the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to workforce reductions and other cost reduction efforts, as discussed above. Operating and administrative costs also decreased due to gains of $5.6 million recorded during the first quarter of 2016 to recognize return of escrow funds and a reversal of a contingent liability related to an acquisition. For further details regarding these amounts, refer to Item 1. Financial Statements, Note 3. Acquisitions.

Future Prospects for Natural Gas

Demand for our midstream services primarily depends upon the supply of natural gas and associated natural gas from crude oil development and the drilling rate for new wells. Demand for these services depends on overall economic conditions and commodity prices. Commodity prices for natural gas, NGLs, condensate, and crude oil continue to remain low. The depressed commodity price environment is the most significant factor for reduced drilling activity and low volumes in the basins in which we operate. Due to the commodity price environment, we expect drilling activity to remain low and as a result, we expect to see continued low volumes on our systems in 2016, and beyond. In addition, we also expect our average NGL transportation commitments on the Texas Express system to increase from 29,000 Bpd in 2016 to 75,000 Bpd in 2017.

We have a hedging program in place to assist in mitigating our direct commodity price risk. We have hedged over 90% and 60% of our direct forecasted commodity cash flow exposure for 2016 and 2017, respectively. Our condensate and NGL hedge prices for 2017 are approximately 20% and on average 30% lower than 2016, respectively. See Liquidity and Capital Resources — Derivative Activities below. Despite our hedging program, we still bear indirect commodity price exposure as lower drilling activity impacts the volumes on our systems as well as direct commodity price exposure for unhedged commodity positions. We expect this indirect impact on our volumes to fluctuate depending on future price movements.

We have sought to expand our natural gas gathering and processing services by: (1) capturing opportunities within our footprint, (2) expanding outside of our existing footprint through strategic acquisitions, (3) providing an array of services for both natural gas and NGLs in combination with core asset optimization, and (4) capitalizing on new market opportunities by diversifying geographically and by commodity composition. However, in light of the low commodity price environment, we have been evaluating opportunities to strengthen our natural gas business. As part of this evaluation, in addition to, or as alternatives to, possible expansion strategies for our natural gas gathering and processing services discussed above, we are exploring strategic alternatives for our investments in each of Midcoast Operating and MEP. We have been working with MEP to explore and evaluate a broad range of strategic alternatives to address these challenges within our Natural Gas business. These additional various strategic alternatives may include, but are not necessarily limited to: asset sales; mergers, joint ventures, reorganizations or recapitalizations; and further reductions in operating and capital expenditures for the Natural Gas business. The evaluation process is ongoing, and no decision on any particular strategic alternative has been reached. Enbridge has indicated that as part of the integration resulting from the Spectra merger, its U.S. sponsored vehicles, which includes MEP, will be reviewed in context of the combined enterprise. In addition, as discussed more fully above with respect to future prospects for the liquids segment, the interim operating covenants that Enbridge agreed to as part of its merger agreement with Spectra Energy Corp. are also applicable to MEP and its subsidiaries. Thus, while we continue to progress our strategic evaluation of MEP, it is possible that the evaluation and potential execution of any such strategy could be affected by the merger and extend into 2017.

Corporate

Our corporate results consist of interest expense, allowance for equity used during construction, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating Results:
Operating and administrative expenses	$3.2	$3.3	$9.4	$10.9
Operating loss	(3.2)	(3.3)	(9.4)	(10.9)
Interest expense, net	(112.3)	(88.2)	(326.7)	(214.5)
Allowance for equity used during construction	10.1	13.7	35.7	54.0
Other income (expense)	0.4	(0.1)	0.9	0.2
Loss before income tax expense	(105.0)	(77.9)	(299.5)	(171.2)
Income tax expense	(2.2)	(4.6)	(7.2)	(3.2)
Net loss	$(107.2)	$(82.5)	$(306.7)	$(174.4)

Three months ended September 30, 2016, compared with three months ended September 30, 2015

The $24.7 million increase in our segment net loss for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily attributable to an increase in interest expense.

The $24.1 million increase in interest expense was primarily due to an increase in our average outstanding debt balance during the three months ended September 30, 2016, which includes $1.6 billion of senior unsecured notes that were issued in October 2015.

Nine months ended September 30, 2016, compared with nine months ended September 30, 2015

The $132.3 million increase in our segment net loss for the nine months ended September 30, 2016, as compared to the same period in 2015, was mainly attributable to an increase in interest expense of $112.2 million, period over period. The increase is due to an increase in our average outstanding debt balance during the nine months ended September 30, 2016, which includes $1.6 billion of senior unsecured notes that were issued in October 2015. In addition, charges to interest expense from ineffectiveness on hedging instruments decreased $27.9 million, as compared to the same period in 2015.

Further, allowance for equity used during construction, or AEDC, decreased $18.3 million for the nine months ended September 30, 2016, when compared to the same period in 2015, as a result of a reduction in outstanding capital projects in which AEDC is being recognized.

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

Our current business strategy includes developing and expanding our existing business through organic growth and targeted acquisitions, in addition to the strategies, and subject to the short-term limitations, discussed above under Future Prospects for Liquids and Future Prospects for Natural Gas. We expect to initially fund our long-term cash requirements for expansion projects and acquisitions, as well as retire our maturing and callable debt, first from operating cash flows and then from issuances of commercial paper and borrowings on our Credit Facilities. We expect to obtain permanent financing as needed through the issuance of additional equity and debt securities, which we will use to repay amounts initially drawn to fund these activities, although there can be no assurance that such financings will be available on favorable terms, if at all.

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

Available Liquidity

Our primary source of short-term liquidity is provided by our $1.5 billion commercial paper program, which is supported by our $2.0 billion multi-year unsecured revolving credit facility, which we refer to as the Credit Facility, and our $625.0 million credit agreement, which we refer to as the 364-Day Credit Facility. We refer to the 364-Day Credit Facility and the Credit Facility as our Credit Facilities. We access our commercial paper program primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the interest rates available to us for commercial paper are more favorable than the rates available under our Credit Facilities. At September 30, 2016, we had approximately $1,172.2 million in available credit under the terms of our Credit Facilities. For a description of our commercial paper program and our Credit Facilities, refer to Item 1. Financial Statements, Note 8. Debt.

On July 26, 2016, we entered into an unsecured revolving 364-day credit agreement with EUS. The EUS 364-day Credit Facility is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to, at any one time outstanding, $750.0 million. For further details, refer to Item 1. Financial Statements, Note 11. Related Party Transactions.

As of September 30, 2016, although we had a working capital deficit of approximately $1.0 billion, we had approximately $1.6 billion of consolidated liquidity to meet our ongoing operational, investing and financing needs as described above, as well as the funding requirements associated with the environmental remediation costs resulting from the crude oil release on Line 6B.

The following table, sets forth the consolidated liquidity available to us at September 30, 2016.

	EEP	MEP	Total
	(in millions)
Cash and cash equivalents	$40.9	$—	$40.9
Total commitments under EEP’s Credit Facilities	2,625.0	—	2,625.0
Total commitments under the EUS 364-day Credit Facility	750.0	—	750.0
Total commitments under MEP’s Credit Agreement	—	810.0	810.0
Less: Amounts outstanding under EEP’s Credit Facilities	1,660.0	—	1,660.0
Amounts outstanding under MEP’s Credit Agreement	—	450.0	450.0
Principal amount of commercial paper outstanding	292.6	—	292.6
Letters of credit outstanding	250.2	—	250.2
Total	$1,213.1	$360.0	$1,573.1

Capital Resources

Equity and Debt Securities

Execution of our growth strategy and completion of our planned construction projects contemplate our accessing the public and private equity and credit markets to obtain the capital necessary to fund these activities. We have issued a balanced combination of debt and equity securities to fund our expansion projects and acquisitions. Our internal growth projects and targeted acquisitions will require additional permanent capital and require us to bear the cost of constructing and acquiring assets before we begin to realize a return on them. From time to time, if the capital markets are constrained, our ability and willingness to complete future debt and equity offerings may be limited, which in turn, could affect our ability to execute our growth strategy or complete our planned construction projects. The timing of any future debt and equity offerings will depend on various factors, including prevailing market conditions, interest rates, our financial condition and our credit rating at the time.

From time to time, we may seek to satisfy liquidity needs through the issuance of registered debt or equity securities. We have a current shelf registration statement on Form S-3 that allows us to issue an unlimited amount of equity and debt securities in underwritten public offerings.

MEP Credit Agreement

MEP, Midcoast Operating, and their material subsidiaries are party to a senior revolving credit facility, which we refer to as the MEP Credit Agreement, which permits aggregate borrowings of up to $810.0 million, at any one time outstanding. The original term of the MEP Credit Agreement was three years with an initial maturity date of November 13, 2016, subject to four one-year requests for extensions at the lenders’ discretion, two of which we have utilized. The MEP Credit Agreement’s current maturity date is September 30, 2018; however, $140.0 million of commitments expire on the original maturity date of November 13, 2016, and an additional $25.0 million of commitments expire on September 30, 2017.

The MEP Credit Agreement requires compliance with two financial covenants. They are not permitted to allow their ratio of consolidated funded debt to pro forma earnings before interest, taxes, depreciation and amortization, or EBITDA, as of the end of any applicable four-quarter period, to exceed 5.00 to 1.00, or 5.50 to 1.00 during acquisition periods. MEP must also maintain (on a consolidated basis), as of the end of each applicable four-quarter period, a ratio of pro forma EBITDA to consolidated interest expense for such four-quarter period then ended of at least 2.50 to 1.00.

At September 30, 2016, MEP was in compliance with the terms of their financial covenants in the MEP Credit Agreement and we expect MEP to remain in compliance throughout the remainder of 2016. Due to the low commodity price environment and the potential implications on MEP’s results of operations, it is possible that MEP may not be able to meet the total leverage ratio financial covenant at some point during the term of the agreement without further action on its part. If this were to occur, MEP would seek a waiver from its lenders, seek additional capital contributions, pursue refinancing of the amounts outstanding under the MEP Credit Agreement or seek to take other action to prevent a default under the MEP Credit Agreement, although there is no assurance that MEP could obtain any such necessary preventative actions. Failure to comply with one or both of the financial covenants may result in the occurrence of an event of default under the MEP Credit Agreement, which would result in a cross-default under the note purchase agreement relating to MEP’s senior notes. If an event of default were to occur, the lenders could, among other things, terminate their commitments under the MEP Credit Agreement, demand immediate payment of all amounts borrowed by MEP and Midcoast Operating, trigger the springing liens, and require adequate security or collateral for all outstanding letters of credit outstanding under the facility. In addition, MEP and Midcoast Operating are restricted under the MEP Credit Agreement from making distributions to us in certain circumstances involving certain defaults under that agreement or any event of default under that agreement. Furthermore, a default under the MEP Credit Agreement or Purchase Agreement would limit our ability to receive payment of amounts that may be owed to us under the Financial Support Agreement. Any inability of MEP or Midcoast Operating to make distributions, or of Midcoast Operating to repay its indebtedness to us, could reduce our cash flows and affect our results of operations. See Item 1A. Risk Factors — Risks Related to Our Business in our Annual Report on Form 10-K for fiscal year ended December 31, 2015. In addition, as discussed above under Future Prospects for Natural Gas, as part of an evaluation of opportunities to strengthen our natural gas business in light of the low commodity price environment, we are exploring and evaluating a broad range of strategic alternatives for our investments in each of MEP and Midcoast Operating.

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

The Purchase Agreement also requires compliance with two financial covenants. MEP must not permit the ratio of consolidated funded debt to pro forma Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA (the total leverage ratio), as of the end of any applicable four quarter period, to exceed 5.00 to 1.00, or 5.50 to 1.00 during acquisition periods. MEP also must maintain, on a consolidated basis, as of the end of each applicable four-quarter period, a ratio of pro forma EBITDA to consolidated interest expense for such four quarter period then ended of at least 2.50 to 1.00.

At September 30, 2016, MEP was in compliance with the terms of their financial covenants under the Notes and the related purchase agreement and we expect MEP to remain in compliance throughout the remainder of 2016. Due to the low commodity price environment and the potential implications on MEP’s results of operations, it is possible that MEP may not be able to meet the total leverage ratio financial covenant at some point during the term of the agreement without further action on its part. If this were to occur, MEP would seek a waiver from the note holders, seek additional capital contributions, pursue refinancing of the amounts outstanding under the Notes or seek to take other action to prevent a default under the Purchase Agreement and the Notes, although there is no assurance that MEP could obtain any such necessary preventative actions. Any failure to comply with one or both of the financial covenants could result in an event of default under the Purchase Agreement and the Notes and result in a cross-default under the MEP Credit Agreement. If an event of default were to occur, the note holders could, among other things, demand immediate payment of the Notes and trigger the springing liens. In addition, as discussed above, MEP and Midcoast Operating are restricted from making distributions to us in certain circumstances involving certain defaults under that agreement or any event of default under that agreement. Furthermore, a default under the MEP Credit Agreement or Purchase Agreement would limit our ability to receive payment of amounts that may be owed to us under the Financial Support Agreement. Any inability of MEP or Midcoast Operating to make distributions, or of Midcoast Operating to repay its indebtedness to us, could reduce our cash flows and affect our results of operations.

Joint Funding Arrangements

In order to obtain capital, we have explored, and may continue to explore, numerous options, including joint funding arrangements.

Amendment of OLP Limited Partnership Agreement

On July 30, 2015, the partners amended and restated the limited partnership agreement of the OLP, pursuant to which our General Partner will temporarily forego Series EA and ME, collectively, the Series, distributions commencing in the quarter ended June 30, 2015 through the quarter ended March 31, 2016. The General Partner’s capital funding contribution requirements for each of those two Series, commencing in August 2015, will be reduced by the amount of its foregone cash distributions from the respective Series, until the earlier of December 31, 2016 and the date aggregate reductions in capital contributions for such Series are equal to the foregone cash distributions for such Series. To the extent that the General Partner’s portion of capital contributions prior to December 31, 2016 are insufficient to cover the General Partner’s foregone cash distributions for a Series, beginning with the distribution related to the first quarter of 2017 for that Series, we will receive reduced cash distributions by up to 50%, and the General Partner will receive a comparable increase in cash distributions each quarter until the General Partner has received an aggregate amount of contribution reductions and distribution increases equal to the amount of foregone cash distributions. We do not expect to have reduced cash distributions in 2017.

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

Our General Partner made equity contributions totaling $7.2 million and $119.3 million to the OLP for the nine months ended September 30, 2016 and 2015, respectively, to fund its equity portion of the construction costs associated with the Eastern Access Projects.

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

Our General Partner has made equity contributions totaling $58.5 million and $552.9 million to the OLP for the nine months ended September 30, 2016 and 2015, respectively, to fund its equity portion of the construction costs associated with the Mainline Expansion Projects.

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

For the nine months ended September 30, 2016, we sold and derecognized $2,485.0 million of receivables to an indirect, wholly-owned subsidiary of Enbridge, and we received cash proceeds of $2,483.9 million. As of September 30, 2016, outstanding receivables of $277.2 million, which had been sold and derecognized, had not been collected on behalf of the Enbridge subsidiary.

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

We incurred capital expenditures of approximately $0.7 billion for the nine months ended September 30, 2016, including $46.1 million of maintenance capital expenditures. Of those capital expenditures, $79.2 million was financed by contributions from our General Partner and MPC via joint funding arrangements. At September 30, 2016, we had approximately $0.4 billion in outstanding purchase commitments attributable to capital projects for the construction of assets that will be recorded as property, plant and equipment in the future.

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

Forecasted Expenditures

We estimate our capital expenditures based upon our strategic operating and growth plans, which are also dependent upon our ability to produce or otherwise obtain the financing necessary to accomplish our growth objectives. Due to the completion of major projects, and lower-than-anticipated spending on the Sandpiper and Line 3 Replacement projects in 2016, we expect our expansion capital expenditures to be significantly lower in 2016 than in recent years. The following table sets forth our estimated maintenance and expansion capital expenditures, net of joint funding, of $0.7 billion for the year ending December 31, 2016. We expect to receive funding of approximately $0.3 billion from our General Partner based on our joint funding arrangement for the Eastern Access Projects and Mainline Expansion Projects. Furthermore, we expect to receive funding of approximately $30.0 million from MPC based on our joint funding arrangement for the Sandpiper Project. Although we anticipate making these expenditures in 2016, these estimates may change due to factors beyond our control, including weather-related issues, construction timing, regulatory permitting, changes in supplier prices or poor economic conditions, which may adversely affect our ability to access the capital markets. Additionally, our estimates may also change as a result of decisions made at a later date to revise the scope of a project or undertake a particular capital program or an acquisition of assets.

Total Forecasted Expenditures(1)
(in millions)
Liquids Projects
Eastern Access Projects	$200
U.S. Mainline Expansions	200
Sandpiper(2)	75
Line 3 Replacement	100
Liquids Integrity Program	180
Expansion Capital	190
Maintenance Capital Expenditures	55
1,000
Less joint funding from:
General Partner(3)	300
Third parties	30
Liquids Total	$670
Natural Gas Projects
Expansion Capital	$30
Maintenance Capital Expenditures	30
60
Less joint funding from:
MEP	30
Natural Gas Total	$30
TOTAL	$700

(1)	Amounts do not include forecasted Allowance for Funds Used During Construction, or AFUDC.
(2)	Amounts represent costs capitalized before the Sandpiper Project was impaired. As discussed above under Future Prospects for Liquids — Recent Developments — Sandpiper Project, during the three months ended September 30, 2016, we recorded an asset impairment of $762.6 million, including related project costs on the Sandpiper Project, as we believe that this pipeline capacity will no longer be needed until beyond our five-year planning horizon.
(3)	Joint funding by the General Partner is based on its respective economic interests in the Eastern Access Projects and U.S. Mainline Expansions, and does not take into account the temporary adjustment to contributions and distributions pursuant to the amendment of the OLP limited partnership agreement, as described above.

Environmental

Lakehead Line 6B Crude Oil Release

During the nine months ended September 30, 2016, our cash flows were affected by the approximate $17.3 million we paid for the environmental remediation, restoration and cleanup activities resulting from the crude oil release that occurred in 2010 on Line 6B of our Lakehead system.

In March 2013, we and Enbridge filed a lawsuit against the insurers of our remaining $145.0 million coverage, as one particular insurer is disputing our recovery eligibility for costs related to our claim on the Line 6B crude oil release and the other remaining insurers assert that their payment is predicated on the outcome of our recovery with that insurer. We received a partial recovery payment of $42.0 million from the other remaining insurers during the third quarter 2013 and have since amended our lawsuit, such that it now includes only one carrier. While we believe that our claims for the remaining $103.0 million are covered under the policy, there can be no assurance that we will prevail in this lawsuit. Of the remaining $103.0 million coverage limit, $85.0 million is the subject matter of a lawsuit Enbridge filed against one particular insurer and the remaining $18.0 million is awaiting resolution of arbitration, which is scheduled to begin in the fourth quarter of 2016. While we believe that those costs are eligible for recovery, there can be no assurance we will prevail in the arbitration. For more information regarding cost estimates and fines and penalties, refer to Item 1. Financial Statements, Note 11. Commitments and Contingencies.

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

The following table provides summarized information about the timing and expected settlement amounts of our outstanding commodity derivative financial instruments based upon the market values at September 30, 2016 for each of the indicated calendar years:

	Notional(1)	2016	2017	2018	2019	2020 & Thereafter	Total(2)
	(in millions)
Swaps:
Natural gas	19,263,317	$0.2	$1.0	$—	$—	—	$1.2
NGL	13,241,900	0.1	(2.1)	—	—	—	(2.0)
Crude Oil	2,066,496	1.0	(0.9)	—	—	—	0.1
Options:
Natural gas – puts purchased	414,000	0.3	—	—	—	—	0.3
Natural gas – puts written	414,000	(0.3)	—	—	—	—	(0.3)
Natural gas – calls purchased	414,000	—	—	—	—	—	—
Natural gas – calls written	414,000	—	—	—	—	—	—
NGL – puts purchased	2,387,700	9.2	5.5	—	—	—	14.7
NGL – puts written	59,800	(0.6)	—	—	—	—	(0.6)
NGL – calls purchased	59,800	—	—	—	—	—	—
NGL – calls written	2,387,700	(0.3)	(8.0)	—	—	—	(8.3)
Crude Oil – puts purchased	932,400	5.4	7.6	0.3	—	—	13.3
Crude Oil – calls written	932,400	—	(1.2)	(0.8)	—	—	(2.0)
Forward contracts:
Natural gas	36,413,904	(0.2)	0.2	0.1	0.1	—	0.2
NGL	8,091,589	0.3	1.5	0.8	—	—	2.6
Crude Oil	383,298	(1.5)	—	—	—	—	(1.5)
Totals		$13.6	$3.6	$0.4	$0.1	$—	$17.7

(1)	Notional amounts for natural gas are recorded in MMBtu, whereas NGLs and crude oil are recorded in Bbl.
(2)	Fair values exclude credit valuation adjustment gains of approximately $0.1 million at September 30, 2016.

The following table provides summarized information about the timing and estimated settlement amounts of our outstanding interest rate derivatives calculated based on implied forward rates in the yield curve at September 30, 2016 for each of the indicated calendar years:

	Notional	2016	2017	2018	2019	2020	Total(1)
	(in millions)
Interest Rate Derivatives
Interest Rate Swaps:
Floating to Fixed	$1,930	$(0.3)	$(11.3)	$(10.0)	$(2.7)	$—	$(24.3)
Pre-issuance hedges	$1,350	(127.0)	(96.8)	(44.3)	—	—	(268.1)
		$(127.3)	$(108.1)	$(54.3)	$(2.7)	$—	$(292.4)

(1)	Fair values exclude credit valuation adjustment gains of approximately $3.1 million at September 30, 2016.

Cash Flow Analysis

The following table summarizes the changes in cash flows by operating, investing and financing for each of the periods indicated:

	For the nine months ended September 30,		Variance 2016 vs. 2015 Increase (Decrease)
	2016	2015
	(in millions)
Total cash provided by (used in):
Operating activities	$961.1	$1,054.3	$(93.2)
Investing activities	(849.6)	(1,566.5)	716.9
Financing activities	(218.7)	424.8	(643.5)
Net decrease in cash and cash equivalents	(107.2)	(87.4)	(19.8)
Cash and cash equivalents at beginning of year	148.1	197.9	(49.8)
Cash and cash equivalents at end of period	$40.9	$110.5	$(69.6)

Changes in our working capital accounts are shown in the following table and discussed below:

	For the nine months ended September 30,		Variance 2016 vs. 2015
	2016	2015
	(in millions)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	$15.0	$36.2	$(21.2)
Due from General Partner and affiliates	(43.7)	(28.1)	(15.6)
Accrued receivables	30.8	216.2	(185.4)
Inventory	(32.0)	0.5	(32.5)
Current and long-term other assets	(22.6)	(33.6)	11.0
Due to General Partner and affiliates	20.2	80.5	(60.3)
Accounts payable and other	(84.8)	(11.5)	(73.3)
Environmental liabilities	(15.1)	(34.5)	19.4
Accrued purchases	(8.0)	(175.1)	167.1
Interest payable	20.3	0.3	20.0
Property and other taxes payable	(1.8)	2.7	(4.5)
Net change in working capital accounts	$(121.7)	$53.6	$(175.3)

Operating Activities

Net cash provided by our operating activities decreased $93.2 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to decreased cash inflows from net changes in operating assets and liabilities, partially offset by increased cash from net income after non-cash adjustments. Increased cash from net income after non-cash adjustments totaled $82.1 million and was primarily due to increased volumes and rates on our liquids systems from new systems placed into service and offset by decreased volumes on our natural gas systems from lower drilling activity, as described in the Results of Operations — by Segment discussion. Decreased cash inflows from net changes in operating assets and liabilities include:

•	Decreased cash from net balances due to and due from the General Partner and its affiliates of $75.9 million resulting from timing differences on amounts due from and due to the General Partner and its affiliates;
•	Decreased cash from changes in accounts payable and other of $73.3 million, primarily as a result of timing differences in cash payments; and
•	Decreased cash from net changes in accrued purchases and accrued receivables of $18.3 million, primarily resulting from lower commodity prices and volumes.

Investing Activities

Net cash used in our investing activities during the nine months ended September 30, 2016 decreased by $716.9 million compared to the same period in 2015 primarily due to decreased spending on capital projects.

Financing Activities

Net cash provided by our financing activities decreased $643.5 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the following:

•	Decrease in cash provided by contributions from noncontrolling interest of $661.4 million due to a reduction in cash requirements for capital projects and the temporary reductions of contributions from our General Partner on the Series EA and ME interests as discussed above under Amendment of OLP Limited Partnership Agreement;
•	Decreased net proceeds from our unit issuances of $294.8 million, which occurred in March 2015, while we had no unit issuances in 2016; and
•	Increased distributions to our limited partners of $28.2 million.

These decreases in net cash provided by our financing activities were partially offset by the following:

•	Decreased repayments of $306.0 million to the General Partner in January 2015, primarily due to the A1 loan in January 2015, while we had no such repayments in 2016; and
•	Decreased distributions to noncontrolling interest of $53.5 million due to foregone cash distributions to our General Partner on the Series EA and ME interests as discussed above under Amendment of OLP Limited Partnership Agreement.

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

Additionally, under the Transportation Services Agreement, or TSA, this tariff adjusted the operating cost charge component of the committed trunkline rates to Berthold, North Dakota to the actual operating costs and throughput volumes for 2015 and the forecasted operating costs and throughput for 2016. Lastly, this tariff discounted the terminal charge for gathering or truck unloading at Little Muddy, North Dakota from the established 2016 ceiling rate of $0.2227 to $0.01 per barrel.

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

SUBSEQUENT EVENTS

Distribution to Partners

On October 28, 2016, the board of directors of Enbridge Management declared a distribution payable to our partners on November 14, 2016. The distribution will be paid to unitholders of record as of November 7, 2016 of our available cash of $263.7 million at September 30, 2016, or $0.5830 per limited partner unit. Of this distribution, $216.1 million will be paid in cash, $46.6 million will be distributed in i-units to our i-unitholder, Enbridge Management, and due to the i-unit distribution, $1.0 million will be retained from our General Partner from amounts otherwise distributable to it in respect of its general partner interest and limited partner interest to maintain its 2% general partner interest.

Distribution to Series EA Interests

On October 28, 2016, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and a holder of the Series EA interests, declared a distribution payable to the holders of the Series EA general and limited partner interests. The OLP will pay $64.7 million to the noncontrolling interest in the Series EA, while $21.6 million will be paid to us.

Distribution to Series ME Interests

On October 28, 2016, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and a holder of the Series ME interests, declared a distribution payable to the holders of the Series ME general and limited partner interests. The OLP will pay $44.3 million to the noncontrolling interest in the Series ME, while $14.8 million will be paid to us.

Distribution from MEP

On October 27, 2016, the board of directors of Midcoast Holdings, L.L.C., the general partner of MEP, declared a cash distribution payable to their partners on November 14, 2016. The distribution will be paid to unitholders of record as of November 7, 2016, of MEP’s available cash of $16.5 million at September 30, 2016, or $0.3575 per limited partner unit. MEP will pay $7.6 million to their public Class A common unitholders, while $8.9 million in the aggregate will be paid to us with respect to our Class A common units, our subordinated units, and to Midcoast Holdings, L.L.C. with respect to its general partner interest.

Midcoast Operating Distribution

On October 27, 2016, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on November 14, 2016 to its partners of record as of November 7, 2016. Midcoast Operating will pay $14.4 million to us and $26.0 million to MEP.

During any quarter until the quarter ending December 31, 2017, if MEP’s quarterly declared distribution exceeds its distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement, we receive a decreased quarterly distribution from Midcoast Operating, and MEP receives a corresponding increase to its quarterly distribution in the amount that MEP’s declared distribution exceeds its distributable cash. Midcoast Operating’s adjustment of our distribution will be limited by our pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by MEP. There is no requirement for MEP to compensate us for these adjusted distributions, except for settling our capital accounts with Midcoast Operating in a liquidation scenario. For the three and nine months ended September 30, 2016, our quarterly distribution from Midcoast Operating was reduced by $5.1 million and $8.2 million, respectively.

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

Interest Rate Derivatives

The table below provides information about our derivative financial instruments that we use to hedge the interest payments on our variable rate debt obligations that are sensitive to changes in interest rates and to lock in the interest rate on anticipated issuances of debt in the future. For interest rate swaps, the table presents notional amounts, the rates charged on the underlying notional amounts and weighted-average interest rates paid by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2016.

	Accounting Treatment	Notional	Average Fixed Rate(1)	Fair Value(2) at
Date of Maturity & Contract Type				September 30, 2016	December 31, 2015
		(dollars in millions)
Contracts maturing in 2017
Interest Rate Swaps – Pay Fixed	Cash Flow Hedge	$500	2.21%	$(2.0)	$(7.0)
Contracts maturing in 2018
Interest Rate Swaps – Pay Fixed	Cash Flow Hedge	$810	2.24%	$(11.2)	$(6.6)
Contracts maturing in 2019
Interest Rate Swaps – Pay Fixed	Cash Flow Hedge	$620	2.96%	$(11.1)	$(6.0)
Contracts settling prior to maturity
2016 – Pre-issuance Hedges	Cash Flow Hedge	$500	4.21%	$(127.0)	$(80.4)
2017 – Pre-issuance Hedges	Cash Flow Hedge	$500	3.69%	$(96.8)	$(49.2)
2018 – Pre-issuance Hedges	Cash Flow Hedge	$350	3.08%	$(44.3)	$(12.2)

(1)	Interest rate derivative contracts are based on the one-month or three-month London Interbank Offered Rate, or LIBOR.
(2)	The fair value is determined from quoted market prices at September 30, 2016 and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $3.1 million and $3.9 million at September 30, 2016 and December 31, 2015, respectively.

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at September 30, 2016 and December 31, 2015.

	At September 30, 2016						At December 31, 2015
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	16,287	$2.86	$3.48	$—	$—	$—	$—
	NGL	2,694,200	$26.38	$24.49	$5.7	$(0.6)	$0.2	$(8.4)
	Crude Oil	169,400	$48.75	$62.50	$0.5	$(2.8)	$—	$(17.5)
Receive fixed/pay variable	NGL	5,040,200	$23.97	$24.96	$3.2	$(8.2)	$18.3	$(0.2)
	Crude Oil	391,836	$57.18	$48.78	$4.2	$(0.9)	$25.4	$—
Receive variable/pay variable	Natural Gas	5,708,000	$3.05	$3.01	$0.3	$(0.1)	$0.1	$(0.1)
Physical Contracts
Receive variable/pay fixed	NGL	1,127,893	$25.14	$23.43	$2.0	$(0.1)	$—	$(0.2)
	Crude Oil	—	$—	$—	$—	$—	$—	$(0.2)
Receive fixed/pay variable	NGL	1,359,447	$21.30	$23.31	$0.8	$(3.6)	$1.9	$(0.2)
Receive variable/pay variable	Natural Gas	19,810,834	$2.83	$2.84	$0.1	$(0.3)	$—	$(2.8)
	NGL	3,794,987	$23.37	$23.07	$1.7	$(0.5)	$4.0	$(2.4)
	Crude Oil	383,298	$44.16	$47.84	$0.3	$(1.8)	$0.7	$(0.5)
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	989,030	$2.89	$2.91	$—	$—	$—	$—
	NGL	2,417,500	$22.03	$21.62	$2.7	$(1.7)	$—	$(4.5)
	Crude Oil	638,750	$51.66	$64.29	$0.2	$(8.2)	$—	$(10.9)
Receive fixed/pay variable	NGL	3,090,000	$22.70	$23.70	$1.2	$(4.3)	$3.3	$(0.1)
	Crude Oil	866,510	$59.89	$51.66	$8.2	$(1.1)	$10.9	$—
Receive variable/pay variable	Natural Gas	12,550,000	$3.12	$3.03	$1.1	$(0.1)	$0.5	$(0.2)
Physical Contracts
Receive variable/pay fixed	NGL	45,000	$23.42	$21.96	$0.1	$—	$—	$—
Receive fixed/pay variable	NGL	45,781	$25.46	$25.39	$0.1	$(0.1)	$—	$—
Receive variable/pay variable	Natural Gas	11,843,834	$3.08	$3.06	$0.2	$—	$0.1	$—
	NGL	1,262,231	$26.68	$25.59	$1.4	$—	$—	$—
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	2,193,804	$2.93	$2.90	$0.1	$—	$0.1	$—
	NGL	456,250	$23.15	$21.26	$0.8	$—	$—	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,199,798	$2.86	$2.83	$0.1	$—	$0.1	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	365,634	$3.11	$3.08	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGLs and crude oil are measured in Bbl.
(2)	Weighted-average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGLs and crude oil.
(3)	The fair value is determined based on quoted market prices at September 30, 2016 and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $0.1 million and $0.5 million at September 30, 2016 and December 31, 2015, respectively, as well as cash collateral received.

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at September 30, 2016 and December 31, 2015.

	At September 30, 2016						At December 31, 2015
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	414,000	$3.75	$3.00	$0.3	$—	$2.1	$—
	NGL	745,200	$39.29	$27.70	$9.2	$—	$54.4	$—
	Crude Oil	202,400	$75.91	$49.00	$5.4	$—	$27.7	$—
Calls (written)	Natural Gas	414,000	$4.98	$3.00	$—	$—	$—	$—
	NGL	745,200	$45.09	$27.70	$—	$(0.3)	$—	$(0.3)
	Crude Oil	202,400	$86.68	$49.00	$—	$—	$—	$—
Puts (written)	Natural Gas	414,000	$3.75	$3.00	$—	$(0.3)	$—	$(2.1)
	NGL	59,800	$37.04	$28.98	$—	$(0.6)	$—	$(1.5)
Calls (purchased)	Natural Gas	414,000	$4.98	$3.00	$—	$—	$—	$—
	NGL	59,800	$42.09	$28.98	$—	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	1,642,500	$25.90	$29.51	$5.5	$—	$5.8	$—
	Crude Oil	638,750	$59.86	$51.66	$7.6	$—	$10.0	$—
Calls (written)	NGL	1,642,500	$30.06	$29.51	$—	$(8.0)	$—	$(0.8)
	Crude Oil	638,750	$68.19	$51.66	$—	$(1.2)	$—	$(0.6)
Portion of option contracts maturing in 2018
Puts (purchased)	Crude Oil	91,250	$42.00	$53.58	$0.3	$—	$—	$—
Calls (written)	Crude Oil	91,250	$51.75	$53.58	$—	$(0.8)	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGLs and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGLs and crude oil.
(3)	The fair value is determined based on quoted market prices at September 30, 2016 and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment losses of approximately $0.4 million at December 31, 2015 as well as cash collateral received.

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

	September 30, 2016	December 31, 2015
	(in millions)
Counterparty Credit Quality(1)
AA(2)	(99.1)	(12.4)
A	(109.1)	(10.5)
Lower than A	(63.3)	(35.0)
	$(271.5)	$(57.9)

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $12.6 million held of cash collateral at December 31, 2015.

Item 4. Controls and Procedures

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2016.

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

Enbridge Energy Partners, L.P. (Registrant)
By: Enbridge Energy Management, L.L.C. as delegate of Enbridge Energy Company, Inc. as General Partner
Date: October 31, 2016	By: /s/ Mark A. Maki Mark A. Maki President and Principal Executive Officer
Date: October 31, 2016	By: /s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
10.1*	Limited Liability Company Agreement of MarEn Bakken Company LLC dated as of August 2, 2016.
10.2*	Membership Interest Purchase Agreement dated as of August 2, 2016 by and between Bakken Holdings Company LLC and MarEn Bakken Company LLC.
10.3*	New Lender Joinder Agreement, dated July 28, 2016 by and among Enbridge Energy Partners, L.P., The Huntington National Bank, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and Royal Bank of Canada, as letter of credit issuer.
10.4	Credit Agreement dated as of June 26, 2016, by and among Enbridge Energy Partners, L.P. and Enbridge (U.S.) Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on July 29, 2016).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.