Form 10-K
period 2016-12-31
ENBRIDGE ENERGY PARTNERS LP
filed 2017-02-17
CIK 880285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common units held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2016, was $5,002,552,571.

As of February 14, 2017 the registrant has 262,208,428 Class A common units outstanding.

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

This Annual Report on Form 10-K includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “evaluate,” “expect,” “explore,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for the supply of, forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and NGLs, including the rate of development of the Alberta Oil Sands; (2) our ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline systems; (4) shut-downs or cutbacks at our facilities or refineries, petrochemical plants, utilities or other businesses for which we transport products or to whom we sell products; (5) hazards and operating risks that may not be covered fully by insurance, including those related to Line 6B and any additional fines and penalties and injunctive relief assessed in connection with the crude oil release on that line; (6) costs in connection with complying with the settlement consent decree related to Line 6B and Line 6A, which is still subject to court approval, or the failure to receive court approval of, or material modifications to, such decree; (7) changes in or challenges to our tariff rates; (8) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (9) permitting at federal, state and local level or renewals of rights of way. Forward-looking statements regarding sponsor support transactions or sales of assets (to Enbridge or otherwise) are further qualified by the fact that Enbridge is under no obligation to provide additional sponsor support and neither Enbridge nor any third party is under any obligation to offer to buy or sell us assets, and we are under no obligation to buy or

i

sell any such assets. As a result, we do not know when or if any such transactions will occur. Any statements regarding sponsor expectations or intentions are based on information communicated to us by Enbridge, but there can be no assurance that these expectations or intentions will not change in the future.

For additional factors that may affect results, see “Item-1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K, which is available to the public over the Internet at the United States Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.enbridgepartners.com).

Glossary

The following abbreviations, acronyms and terms used in this Form 10-K are defined below:

ACFFO	Available cash flow from operations per share
AEDC	Allowance for equity used during construction
AER	Alberta Energy Regulator
AFUDC	Allowance for funds used in construction
Alberta Clipper Pipeline	A 36-inch pipeline that runs from the Canadian international border near Neche, North Dakota to Superior, Wisconsin on our Lakehead system
Anadarko system	Natural gas gathering and processing assets located in western Oklahoma and the Texas Panhandle which serve the Anadarko basin; inclusive of the Elk City System
AOCI	Accumulated other comprehensive income
ASU	Accounting Standards Update
Bakken Holdings	Bakken Holdings Company LLC
Bbl	Barrel of liquids (approximately 42 United States gallons)
Bpd	Barrels per day
BPI	Bakken Pipeline Investments LLC
Btu	British thermal units
CAA	Clean Air Act of 1970, as amended
CAD	Amount denominated in Canadian dollars
CAO	Corrective Action Order
CAPP	Canadian Association of Petroleum Producers, a trade association representing a majority of our Lakehead system’s customers
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFR	Code of Federal Regulations
CFTC	Commodity Futures Trading Commission
CIAC	Contributions in aid of construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CO2e	Carbon Dioxide Equivalent
Credit Facilities	364-Day Credit Facility and the Credit Facility
CWA	Clean Water Act
DAPL	Dakota Access Pipeline
DBRS	Dominion Bond Rating System
DCF	Discounted Cash Flow
DOE	United States Department of Energy
DOT	United States Department of Transportation
EA interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the Eastern Access Projects
East Texas system	Natural gas gathering, treating and processing assets in East Texas that serve the Bossier trend and Haynesville shale areas
Eastern Access Joint Funding Agreement	The funding agreement between Enbridge Energy Partners, L.P. (the Partnership) and Enbridge Energy Company, Inc. (the General Partner) to provide joint funding for the Eastern Access Projects, reflected by the terms of the Series EA partnership interests and the related contribution agreement
Eastern Access Projects	Multiple expansion projects that will provide increased access to refineries in the United States Upper Midwest and in Canada in the provinces of Ontario and Quebec for light crude oil produced in western Canada and the United States
EAW	Environmental Assessment Worksheet
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EECI	Enbridge Energy Company, Inc.
EES	Enbridge Employee Services Inc., a subsidiary of our General Partner

EIA	Energy Information Administration
Elk City system	Elk City natural gas gathering and processing system located in western Oklahoma in the Anadarko basin
Enbridge	Enbridge Inc., of Calgary, Alberta, Canada, the ultimate parent of the General Partner
Enbridge Management	Enbridge Energy Management, L.L.C.
Enbridge system	Canadian portion of the liquid petroleum mainline system
Enbridge Pipelines	Enbridge Pipelines Inc.
Enterprise Products	Enterprise Products Partners, L.P.
EOSI	Enbridge Operational Services, Inc.
EP Act	Energy Policy Act of 1992
EPA	Environmental Protection Agency
ETCOP	Energy Transfer Crude Oil Pipeline
EUS	Enbridge (U.S.) Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FSM	Facilities Surcharge Mechanism
GDP	Gross Domestic Product
General Partner	Enbridge Energy Company, Inc., the general partner of the Partnership
GHGRP	Greenhouse Gas Reporting Program
IEPC	Illinois Extension Pipeline Company, L.L.C.
IBES	Institutional Brokers’ Estimate System
ICA	Interstate Commerce Act
ICR	Oil and Gas Information
IDRs	Incentive distribution rights
IDUs	Incentive Distribution Units
IJT	International Joint Tariff
IRS	Internal Revenue Service
ISDA®	International Swaps and Derivatives Association, Inc.
ISOP	Incentive Stock Option Plan (2007)
i-units	Special class of our limited partner interests
Lakehead system	United States portion of the liquid petroleum Mainline system
LIBOR	London Interbank Offered Rate — British Bankers’ Association’s average settlement rate for deposits in United States dollars
Light Oil Market Access Program	Several projects that will provide increased pipeline capacity on our North Dakota regional system, further expand capacity on our U.S. mainline system, upsize the Eastern Access Project, enhance Enbridge’s Canadian mainline terminal capacity and provide additional access to U.S. Midwestern refineries
LTIP	Long-term Incentive Plan
M3	Cubic meters of liquid = 6.2898105 Bbl
Mainline Expansion Joint Funding Agreement	The funding agreement between Enbridge Energy Partners, L.P. (the Partnership) and Enbridge Energy Company, Inc. (the General Partner) to provide joint funding for the U.S. Mainline Expansion projects, reflected by the terms of the Series ME partnership interests and the related contribution agreement
Mainline system	The combined liquid petroleum pipeline operations of our Lakehead system and the Enbridge system, which is a crude oil and liquid petroleum pipeline system extending from western Canada through the upper and lower Great Lakes region of the United States to eastern Canada
MarEn	MarEn Bakken Company LLC
Mcf	Thousand cubic feet
MDEQ	Michigan Department of Environmental Quality
MEP	Midcoast Energy Partners, L.P.

MEP General Partner	Midcoast Holdings, L.L.C.
Merger	The proposed merger of MergerCo with and into MEP pursuant to the terms and conditions of the Merger Agreement whereby (i) EECI will acquire all of MEP’s outstanding common units not already owned by EECI, EEP or their affiliates, (ii) MergerCo will merge with and into MEP, (iii) the separate limited liability company existence of MergerCo will cease, (iv) and MEP will continue its existence as a limited partnership under Delaware law as the surviving entity in the Merger
Merger Agreement	Agreement and Plan of Merger dated January 26, 2017, with EECI, MergerCo, MEP and Midcoast Holdings, L.L.C., the general partner of MEP
MergerCo	Enbridge Holdings (Leather) L.L.C., an indirect wholly-owned subsidiary of EECI
MIC	Enbridge Management Information Circular
Midcoast Operating	Midcoast Operating, L.P., the operating subsidiary of MEP
Mid-Continent system	Crude oil pipelines and storage facilities located in the Mid-Continent region of the United States and includes the Cushing tank farm and Ozark pipeline
MLP	Master Limited Partnership
MMBtu/d	Million British Thermal units per day
MMBbls	Million Barrels of liquids
MMcf/d	Million cubic feet per day
MNPUC	Minnesota Public Utilities Commission
Moody’s	Moody’s Investors Service
MPC	Marathon Petroleum Corporation
NCI	Noncontrolling interest
NEB	National Energy Board, a Canadian federal agency that regulates Canada’s energy industry
NEOs	Named Executive Officers
NGA	Natural Gas Act of 1938
NGLs	Natural gas liquids
NGPA	Natural Gas Policy Act of 1978
NDPC	North Dakota Pipeline Company, L.L.C.
North Dakota system	Liquids petroleum pipeline gathering system and common carrier pipeline in the Upper Midwest United States that serves the Bakken formation within the Williston basin
North Texas system	Natural gas gathering and processing assets located in the Fort Worth basin serving the Barnett Shale area
NPNS	Normal purchases and normal sales
NSPS	New Source Performance Standards
NTSB	National Transportation Safety Board
NYSE	New York Stock Exchange
OAH	Office of Administrative Hearings
OCC	Oklahoma Corporation Commission
Offering	MEP initial public offering
OLP	Enbridge Energy, Limited Partnership, also referred to as the Lakehead Partnership
OPA	Oil Pollution Act
OTC	Over-the-counter
PADD	Petroleum Administration for Defense Districts
PADD II	Consists of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee and Wisconsin
PADD III	Consists of Alabama, Arkansas, Louisiana, Mississippi, New Mexico and Texas
PADD IV	Consists of Colorado, Idaho, Montana, Utah and Wyoming
PADD V	Consists of Alaska, Arizona, California, Hawaii, Nevada, Oregon and Washington

v

Partnership Agreement	Seventh Amended and Restated Agreement of Limited Partnership of Enbridge Energy Partners, L.P., also referred to as our partnership agreement
Partnership	Enbridge Energy Partners, L.P. and its consolidated subsidiaries
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPES Act of 2016	Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016
Ppb	Parts per billion
PPI-FG	Producer Price Index for Finished Goods
PSA	Pipeline Safety Act of 1992
PSOP	Performance Stock Option Plan (2007)
PSUP	Performance Stock Unit Plan (2007)
ROE	Return on Equity
RSUP	Restricted Stock Unit Plan (2006)
SAGD	Steam assisted gravity drainage
S&P	Standard & Poor’s
SEC	United States Securities and Exchange Commission
Series AC interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the Alberta Clipper Pipeline
Series EA interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the Eastern Access Projects
Series LH interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the Lakehead System, excluding those designated by the Series AC interests
Series ME interests	Partnership interests of the OLP related to all the assets, liabilities and operations of the U.S. Mainline Expansion projects
Southern Access	Southern Access Pipeline, a 42-inch pipeline that runs from Superior, Wisconsin to Flanagan, Illinois on our Lakehead system
STIP	Short-term incentive plan
Tariff Agreement	A 1998 offer of settlement filed with the FERC
TRRC	Texas Railroad Commission
TSA	Transportation Services Agreement
TSX	Toronto Stock Exchange
UBTI	Unrelated Business Taxable Income
U.S. GAAP	United States Generally Accepted Accounting Principles
U.S. Mainline Expansion projects	Multiple projects that will expand access to new markets in North America for growing production from western Canada and the Bakken Formation
VIEs	Variable interest entities
VOC	Volatile Organic Compound
WCSB	Western Canadian Sedimentary Basin
Williston	Williston Basin Pipeline LLC
WOTUS	Waters of the United States

PART I

Item 1. Business

OVERVIEW

We are a publicly traded Delaware limited partnership that owns and operates crude oil and liquid petroleum transportation and storage assets, and natural gas gathering, treating, processing, transportation and marketing assets in the United States of America. Our Class A common units are traded on the New York Stock Exchange, or NYSE, under the symbol “EEP.”

The following chart shows our organization and ownership structure as of December 31, 2016. The ownership percentages referred to below illustrate the relationships between us, Enbridge Energy Management, L.L.C., or Enbridge Management, Enbridge Energy Company, Inc., or our General Partner, and Enbridge Inc., or Enbridge, and its affiliates:

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

We intend to develop energy transportation assets and related facilities that are complementary to our existing systems. This will be achieved primarily through organic growth. Our core businesses provide plentiful opportunities to achieve our primary business objectives. We may also expand our core asset platforms through purchase of assets from Enbridge or third parties.

3.	Project execution

Our Major Projects group is committed to executing and completing projects safely, on time and on budget. These include expansions or extensions of our existing infrastructure.

4.	Developing new asset platforms

We plan to develop and acquire new assets to meet customer needs by expanding capacity into new markets with favorable supply and demand fundamentals. This includes the potential of purchasing additional assets from Enbridge or third parties.

Our current business strategy emphasizes developing and expanding our existing Liquids and Natural Gas businesses while remaining focused on the safe, reliable, effective and efficient operation of our current assets. We may pursue accretive acquisitions in or near the areas in which we have a competitive advantage. We intend to execute our growth strategy by maintaining a capital structure that balances our outstanding debt and equity in a manner that sustains our investment grade credit rating.

Liquids

The map below presents the locations of our current Liquids systems’ assets and projects being constructed. The map also depicts some Liquids Pipelines assets owned by other Enbridge affiliates and projects being constructed to provide an understanding of how they interconnect with our Liquids systems.

EEP Liquid Pipelines
EEP Assets Held For Sale
Enbridge Pipelines and Joint Ventures
OIL SANDS
Fort McMurray
Edmonton
Hardisty
Regina
Gretna
Clearbrook
NORTH DAKOTA
Superior
LAKEHEAD
LAKEHEAD
Delavan
Chicago
Flanagan
Patoka
Wood River
OZARK
Cushing
Houston
Port Arthur
Freeport
Seattle
Portland
Toronto
Buffalo
Montreal
Detroit
Toledo

The following discussion provides an overview of North American production that is transported on our pipelines and the projects that we are pursuing to connect the growing supplies of this production to key refinery markets in the United States.

In 2016, we transported production from the Western Canadian Sedimentary Basin, or WCSB, and the North Dakota Bakken formation. Western Canadian crude oil is an important source of supply for the United States. According to the latest available data for 2016 from the United States Department of Energy’s, or DOE, Energy Information Administration, or EIA, Canada supplied approximately 3.2 million barrels per day, or Bpd, of crude oil to the United States, the largest source of United States imports. Over half of the Canadian crude oil moving into the United States was transported on the Enbridge Mainline system. The Canadian Association of Petroleum Producers, or CAPP, forecasted as of June 2016 that future production from the Alberta oil sands will continue to experience steady growth during the next two decades with an additional 1.3 million Bpd of production by 2030, based on a subset of currently approved applications and announced expansions. We are well positioned to deliver growing volumes of crude oil that are expected from the WCSB to our existing as well as new markets.

North Dakota, Montana and Saskatchewan, Canada saw a leveling off in the development of crude oil, natural gas, and NGLs from the Bakken and Three Forks formations. The latest data released in 2013 by the United States Geological Survey estimates that technically recoverable oil in the Bakken and Three Forks formation in North Dakota is approximately 7.4 billion barrels.

Along with Enbridge, we are actively working with our customers to develop transportation options that will alleviate capacity constraints in addition to providing access to new markets in the United States. Our market strategy is to provide safe, timely, economic, competitive and integrated transportation solutions to connect growing supplies of North American crude oil production to key refinery markets in the United States and Canada. Together, our existing and future plans advance our vision of being the leading energy delivery company in North America. In addition to this vision, we have advanced our Operational Risk Management Program. It includes a state-of-the-art Liquids Pipelines control center and the most extensive maintenance, integrity and inspection program in the history of the North American pipeline industry, with 1,105 in-line inspections and 14,237 pipeline integrity verification digs completed by Enbridge and us from 2010 through 2016.

We have a multi-billion dollar growth program underway, with projects coming into service through 2019 in addition to options to increase our economic interest in projects that are jointly funded by us and Enbridge. This growth program includes expansions to our Mainline system as well as replacement of the Line 3 pipeline to ensure WCSB production has efficient and reliable access to markets in the U.S. Midwest and beyond. In addition, in February 2017, we completed the acquisition of an effective 27.6% equity interest in the Bakken Pipeline System through our joint venture with Marathon Petroleum Corporation, or MPC. This system, upon completion, will further enhance our strategy of providing efficient market access solutions for Bakken production while providing the opportunity for the implementation of joint tolls with the Energy Transfer Crude Oil Pipeline, or ETCOP, and will also enhance market access opportunities for our customers and create a new flow path through the Mainline system to the eastern U.S. Gulf Coast. Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Prospects Update for Liquids for further details.

Furthermore, while the Line 3 Replacement Program will not provide an increase in the overall capacity of the mainline system but will restore approximately 370,000 Bpd and supports the safety and operational reliability of the system, enhances flexibility and will allow us and Enbridge to optimize throughput from Western Canada into Superior, Wisconsin. This project, along with the other projects on the Mainline, will provide increased market access for producers to refineries in the United States upper-Midwest, Eastern Canada, and the United States Gulf Coast refining centers. For further details regarding our projects, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations — By Segment.

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

On January 27, 2017, MEP announced that it entered into a definitive merger agreement with our General Partner, whereby our General Partner will acquire, for cash, subject to the terms and conditions thereof, all of the outstanding publicly held common units of MEP at a price of $8.00 per common unit for an aggregate transaction value of $170.2 million. Subject to certain conditions, the transaction is expected to close in the second quarter of 2017. Upon closing, MEP will cease to be a publicly traded partnership. The transaction arises from the strategic alternatives review process, announced on May 2, 2016.

This map depicts some assets owned or under development by Enbridge to provide an understanding of how they relate to our Natural Gas systems.

Legend
Logistic & Marketing Assets
Texas Express - Midcoast Operated
Texas Express - Enterprise Operated
Midcoast Gathering
Midcoast Transmission
New Mexico
Oklahoma
Arkansas
Mississippi
Louisiana
Texas
Skellytown
Texpan
Anadarko Basin
Dallas
Springtown
Fort Worth Basin
East Texas Basin
Oakwood
Petal
Mont Belvieu
Houston
New Orleans
U.S.A.
MEXICO

Our natural gas assets are primarily located in Texas and Oklahoma, a region which continues to see limited drilling activity as a result of extended commodity pricing challenges. These core basins are known as the East Texas basin, the Fort Worth basin and the Anadarko basin. Our focus has primarily been on developing and expanding the service capability of our existing pipeline systems and acquiring assets with strong growth prospects located in or near the areas we serve or have competitive advantage. Our Natural Gas business also includes rail and liquids marketing operations that we use to enhance the value of the NGLs produced at our processing plants.

The operations and commercial activities of our gathering and processing assets and intrastate pipelines are integrated to provide better service to our customers. From an operations perspective, our key strategies are to provide safe and reliable service at reasonable costs to our customers and capitalize on opportunities for attracting new customers. From a commercial perspective, our focus is to provide our customers with a greater value for their commodity. We intend to achieve this latter objective by increasing customer access to preferred markets for natural gas and NGLs. The aim is to be able to move significant quantities of natural gas and NGLs from our Anadarko, North Texas and East Texas systems to the major market hubs in Texas and Louisiana. From these market hubs, natural gas can be used in the local Texas markets or transported to consumers in the Midwest, Northeast and Southeast United States. The primary market hub for NGLs is the fractionation center in Mont Belvieu, Texas, with its access to refineries, petro-chemical plants, export terminals and outbound pipelines.

The long term prospects in our core areas remain favorable, primarily as a result of technological advancements that have enhanced production of natural gas and NGLs from tight sand and shale formations. The reserves and resource potential in all three of our operating basins is substantial. The extended low price environment has forced producers to be more selective in their drilling efforts, with many producers high-grading well selection to the core portion of production areas. When and if natural gas and NGL prices recover to the level that will incentivize producers to drill their lean gas and NGL prospects, our core assets are well positioned to gather, treat and transport this gas to market. Our goal is to offer our customers the ability to gather, process, and transport their liquids to major markets.

BUSINESS SEGMENTS

We conduct our business through two business segments: Liquids and Natural Gas. These segments have unique business activities that require different operating strategies. For information relating to revenues from external customers, operating income and total assets for each segment, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 5. Segment Information.

Liquids Segment

Our Liquids segment includes the operations of our Lakehead, North Dakota and Mid-Continent systems. The following table provides selected information regarding our Liquids systems:

	Pipeline Length (miles)	Storage Tanks	Storage Capacity (million barrels)(1)	Pump Stations
Lakehead	5,022	77	18.1	75
Mid-Continent	433	109	25.1	13
North Dakota	660	25	1.8	20
Total	6,115	211	45.0	108

(1)	Represents nominal shell capacity.

Lakehead system

Our Lakehead system, together with the Enbridge system in Canada, form the Mainline system, which has been in operation for over 60 years and forms the longest liquid petroleum pipeline system in the world. The Mainline system operates in a segregated, or batch, mode allowing the transportation of over 30 crude oil commodities typically classified as light, medium, or heavy crude oil, condensate, and NGLs. The Mainline system serves all the major refining centers in the Great Lakes and Midwest regions of the United States and the provinces of Ontario and Quebec, Canada. The Lakehead system is the U.S. portion of the Mainline system. It is an interstate common carrier pipeline system regulated by the FERC, and is the primary transporter of crude oil and liquid petroleum from Western Canada to the United States.

Over the past seven years, we have completed the largest pipeline expansion program in our history in order to accommodate the growing upstream supply that will feed our completed downstream market access projects. Our customers have long development timelines and need assurance that adequate pipeline infrastructure will be in place in time to transport the additional production resulting from completion of their projects. The projects included in our Eastern Access, Light Oil Market Access, U.S. Gulf Coast access, and associated Mainline/Lakehead expansion initiatives will provide the needed incremental market access for both our producer and refiner customers located in our primary target markets.

Our Lakehead system is strategically interconnected to multiple refining centers and transportation hubs located within Petroleum Administration for Defense Districts, or PADD II, such as: Chicago, Illinois; Patoka, Illinois; and Cushing, Oklahoma. In addition, we are also strategically connected to the largest U.S. refining center in the U.S. Gulf Coast through other pipelines owned by Enbridge and its affiliates. WCSB production in excess of Western Canadian demand moves on existing pipelines into primarily PADD II, with secondary markets including: the U.S. Gulf Coast (PADD III); the Rocky Mountain states (PADD IV); the Anacortes area of Washington state (PADD V); and to Eastern Canada (Ontario and Quebec).The Lakehead system mainly serves the PADD II market directly and the PADD III market indirectly. Bakken production in excess of local demand primarily moves on existing pipelines into PADD II or is transported by rail to coastal Canadian and U.S. refining markets. The U.S. Gulf Coast continues to be an attractive market for WCSB producers due to the market’s large refining capacity designed to process heavy crude oil. The forecasted long-term incremental growth of Canadian oil sands and Bakken production provides stability for existing pipeline throughputs to historical markets as well as creating new growth opportunities available to both us and our competitors.

Customers.  Our Lakehead system operates under month-to-month transportation arrangements with our shippers. During 2016, approximately 38 shippers tendered crude oil and liquid petroleum for delivery through our Lakehead system. We consider multiple companies that are controlled by a common entity to be a single shipper for purposes of determining the number of shippers delivering crude oil and liquid petroleum on our Lakehead system. Our customers include integrated oil companies, major independent oil producers, refiners and marketers.

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

Crude oil originating from the WCSB comprises the majority of Lakehead system deliveries. According to the Energy Information Administration, or EIA, Canada is currently ranked third in the world for total proved reserves, just behind Venezuela and Saudi Arabia, respectively. The NEB estimates that 97% of Canada’s total proved reserves are attributed to Alberta’s oil sands bitumen, with the remainder being conventional oil sources. The Alberta Energy Regulator, or AER, estimates 166.8 billion total barrels, or approximately 165 billion and 1.8 billion barrels of established proved bitumen and conventional reserves, respectively, remain for the region as of 2016. The NEB estimates that total production from the WCSB averaged approximately 3.6 million Bpd in 2016 and 3.7 million in 2015. Furthermore, these production levels are expected to grow in the future, as previously discussed.

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

Lakehead throughput volumes are primarily supplied by crude oil produced in the Canadian oil sands and Bakken resource plays. North Dakota’s Bakken/Three Forks resource play has become a major component of United States domestic supply. By 2014, crude oil supply from the region had grown to over 1.2 million Bpd, but has since retracted in response to the low price environment. In 2016, production averaged one million Bpd and is expected to remain at that level through 2017. Forecasts of Western Canadian crude oil supply are periodically completed by Enbridge, CAPP and the NEB, among others. The June 2016 CAPP forecast predicts Western Canada oil sands production is expected to grow by 1.3 million Bpd to over 3.7 million Bpd by 2030. This compares with an expected decrease of 80,000 Bpd from conventional production sources over the same time frame. CAPP revised its oil sands production forecast downward by 285,000 Bpd in 2016 from 4.0 million Bpd to 3.7 million Bpd due to the low oil price environment and constraints arising from oil sands cost competitiveness and delays in project schedules. Despite the revisions, the production growth forecasted out of our primary supply markets requires additional pipeline capacity.

PADD II is the primary demand market for our Lakehead system. Deliveries on our Lakehead system are negatively affected by periodic maintenance, other competitive transportation alternatives, or refinery turnarounds and other shutdowns at producing plants that supply crude oil. Based on growth in Western Canadian and Bakken crude oil supply and Lakehead operational performance improvements, deliveries on our Lakehead system are expected to grow beyond the 2.6 million Bpd of actual deliveries experienced during 2016.

The latest data available from the EIA shows that total PADD II demand was 3.6 million Bpd. PADD II produced 1.7 million Bpd and imported 2.2 million Bpd from Canada and other regions located in the United States, with exports comprising the remaining difference between PADD II supply and demand. Imports from Canada comprised 98% of total PADD II crude oil imports, with approximately 65% or 1.4 million Bpd transported on our Lakehead system. The remaining barrels were imported via competitor pipelines from Alberta and offshore sources via the U.S. Gulf Coast or regional transfers from PADD III or PADD IV.

Lakehead system deliveries for 2016 were approximately 259,000 Bpd higher than delivery volumes for 2015. Total deliveries from our Lakehead system averaged 2.6 million Bpd in 2016, meeting approximately 71% of the refinery capacity in the greater Chicago area; 78% of the Minnesota refinery capacity; and 77% of Ontario refinery capacity. Refinery configurations and crude oil requirements within PADD II continue to create an attractive market for Western Canadian and Bakken supply. However, Crude oil demand in PADD II averaged 3.6 million Bpd, an increase of only 73,000 Bpd from 2015. Moreover, overall refining utilization remained relatively flat in 2016 at 92%.

Competition.  WCSB crude oil competes with local and imported crude oil. Of all the pipeline systems that transport crude oil out of Canada, the Mainline system transported approximately half of all Canadian crude oil imports into the United States in 2016.

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

Deliveries for our Lakehead system over the past five years were as follows:

	2016	2015	2014	2013	2012
	(thousands of Bpd)
United States
Light crude oil	492	500	496	473	521
Medium and heavy crude oil	1,471	1,364	1,167	948	879
NGL	5	5	6	6	5
Total United States	1,968	1,869	1,669	1,427	1,405
Canada
Light crude oil	427	294	298	247	228
Medium and heavy crude oil	100	77	72	76	85
NGL	79	75	74	66	72
Total Canada	606	446	444	389	385
Total Deliveries	2,574	2,315	2,113	1,816	1,790
Barrel miles (billions per year)	724	640	582	487	480

Mid-Continent system

Our Mid-Continent system, which we have owned since 2004, is located within PADD II and is comprised of our Ozark pipeline and storage terminals at Cushing, Oklahoma. Our Ozark pipeline transports crude oil from Cushing, Oklahoma to Wood River, Illinois, where it delivers to the WRB refinery, a joint venture between Cenovus Energy and Phillips 66 located at Wood River, and interconnects with the Woodpat Pipeline and the Wood River Pipeline, each owned by unrelated parties.

In December 2016, we entered into an agreement to sell the Ozark pipeline system to a subsidiary of MPLX LP for cash proceeds of approximately $209.0 million plus an estimated $10.2 million in reimbursable capital costs up to the closing date of the transaction. Subject to certain pre-closing conditions, the transaction is expected to close by the end of the first quarter of 2017. For more information, refer to Item 8. Financial Statements and Supplementary Data, Note 11. Property, Plant and Equipment.

The storage terminals consist of 109 individual storage tanks ranging in size from 78,000 to 570,000 barrels. Of the approximately 25.1 million barrels of storage shell capacity on our Mid-Continent system, the Cushing terminal accounts for approximately 19.7 million barrels. A portion of the storage facilities are used for operational purposes, while we contract the remainder of the facilities with various crude oil market participants for their term storage requirements. Contract fees include fixed monthly capacity fees as well as utilization fees, which we charge for injecting crude oil into and withdrawing crude oil from the storage facilities.

Customers.  Our Mid-Continent system operates under month-to-month transportation arrangements as well as long-term and short-term storage arrangements with shippers. During 2016, approximately 45 shippers tendered crude oil for service on our Mid-Continent system. We consider multiple companies that are controlled by a common entity to be a single shipper for purposes of determining the number of shippers delivering crude oil and liquid petroleum on our Mid-Continent system. These customers include integrated oil companies, independent oil producers, refiners and marketers.

Supply and Demand.  Our Mid-Continent system is positioned to capitalize on increasing demand for both domestic and imported crude oil, specifically Canadian imports into the United States. Our Ozark pipeline system currently serves an exclusive corridor between Cushing, Oklahoma and Wood River, Illinois, delivering crude commodities with low viscosities and sulfur content at more competitive prices than similar commodities accessible from other sources. In 2016, PADD II imported 2.2 million Bpd of foreign crude oil, the majority of which were imported from Canada primarily on our Lakehead system. The remaining barrels of crude oil were imported from PADDs III and IV as well as offshore sources. We expect the demand for local supply to increase and the demand for Canadian crude to stay strong, thus displacing the necessity for other foreign sources. Our Ozark system continued to be highly utilized in 2016, although average deliveries on the Ozark pipeline system were 188,000 Bpd for 2016 down from 212,000 Bpd for 2015.

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

Furthermore, the anticipated completion of the Dakota Access Pipeline in 2017 will enable the delivery of crude oil similar to the crude oil currently delivered by our Ozark pipeline, increasing pipeline competition into the refining markets currently served by the Ozark pipeline and impacting Ozark’s current competitive advantages. Through our joint venture with MPC, on February 15, 2017 we acquired a minority interest in the Bakken Pipeline system, which includes the Dakota Access Pipeline. Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments for further details.

Competitors to our storage facilities at Cushing, Oklahoma include large integrated oil companies, private entities and other midstream energy partnerships. Many of these competitors have the capability to expand in the future and better compete on quality of service, reliability, increased connectivity and price.

North Dakota system

Our North Dakota system is a crude oil gathering and interstate pipeline transportation system servicing the Williston Basin in North Dakota and Montana, which includes the highly publicized Bakken and Three Forks formations. The gathering pipelines that comprise our North Dakota system collect crude oil from nearly 80 different receipt facilities located throughout western North Dakota, including nearly 20 third party gathering pipeline connections, and deliver a fungible common stream to a variety of interconnecting pipeline and rail export facilities.

Traditionally, the majority of our pipeline deliveries have been made into interconnecting pipelines at Clearbrook, Minnesota where two other pipelines originate: (1) a third-party pipeline serving St. Paul, Minnesota refinery markets; and (2) our Lakehead system providing further pipeline transportation on the Enbridge system into the Great Lakes, eastern Canada and U.S. Midwest refinery markets that include Cushing, Oklahoma, Patoka, Illinois, and other pipelines delivering crude oil to the U.S. Gulf Coast. We have significantly increased the pipeline capacity of our North Dakota system through a series of projects in recent years while continuing to serve the system’s traditional markets in order to provide an array of market options and services.

Customers.  Customers of our North Dakota system include refiners of crude oil, producers of crude oil and purchasers of crude oil at the wellhead, such as marketers, that require crude oil gathering and transportation services. Producers range in size from small independent owner/operators to large integrated oil companies. During 2016, approximately 246 shippers tendered crude oil for service on our North Dakota system.

Supply and Demand.  Similar to our Lakehead system, our North Dakota system depends upon demand for crude oil in the Great Lakes and Midwest regions of the United States and the ability of crude oil producers to maintain their crude oil production and exploration activities. The state of North Dakota reported production levels of 1.0 million Bpd as of November 2016 with projections remaining at that level through 2017.

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

Currently, the primary competition to our North Dakota system is rail. Initially considered a niche or alternative form of transportation, rail currently represents about 30% of the total Bakken crude exported from North Dakota.

There are also a number of third-party pipelines with proposed expansions to increase capacity and take advantage of the Bakken and Three Forks volume growth. Many of these third party pipeline projects include pipeline connections into our North Dakota system as part of their project scope. As discussed above, through our joint venture with MPC we own a minority stake in the Bakken Pipeline System. As pipeline expansion projects create more export capacity from the Bakken and other pipeline projects provide increased access to more refinery markets across the United States, we expect North Dakota customers will shift volumes back to pipelines.

Natural Gas Segment

Our natural gas business includes natural gas and NGL gathering and transportation pipeline systems, natural gas processing and treating facilities, condensate stabilizers and an NGL fractionation facility, as well as rail and liquids marketing operations. We gather natural gas from the wellhead and central receipt points on our systems, deliver it to our facilities for processing and treating and deliver the residue gas to intrastate or interstate pipelines for transmission to wholesale customers such as power plants, industrial customers and local distribution companies. We deliver the NGLs produced at our processing and fractionation facilities to intrastate and interstate pipelines for transportation to the NGL market hubs in Mont Belvieu, Texas and Conway, Kansas. In addition, using the Texas Express NGL system, we gather NGLs from certain of our facilities for delivery on the Texas Express NGL mainline to Mont Belvieu, Texas.

The following table provides selected information regarding our natural gas and NGL systems in our natural gas business:

	Natural gas gathering and transportation pipelines (length in miles)	NGL pipelines (length in miles)		Number of active natural gas processing plants	Number of standby natural gas processing plants	Number of active natural gas treating plants	Number of standby natural gas treating plants
Anadarko system	3,100	89		5	7	—	1
East Texas system(1)	4,000	177		6	1	4	5
North Texas system	3,700	16		4	2	—	—
Total	10,800	282		15	10	4	6
Texas Express NGL system(2)	—	709	(3)	—	—	—	—

(1)	In addition, approximately one fractionation facility is located in the East Texas basin.
(2)	We have a 35% interest in the Texas Express NGL system.
(3)	Consists of approximately 593-mile NGL intrastate transportation mainline and a related NGL gathering system that consists of approximately 116 miles of gathering lines.

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

With recent commodity prices in extended decline resulting in reduced production, we have idled approximately seven of our less efficient processing plants and consolidated volumes to our more efficient plants. These plants are available for restart when production increases.

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

East Texas System

Our East Texas system gathers production from: the Cotton Valley, James Lime and lean Bossier Shale plays, which are located on the western side of our East Texas system; the Haynesville/Bossier Shale plays, which run from western Louisiana into East Texas and are among the largest natural gas resources in the United States; and the Cotton Valley Sand formation, which also runs from western Louisiana into East Texas and has a high content of NGLs and condensate on the eastern side of our East Texas system. The East Texas basin also includes multiple other natural gas and oil formations that are frequently explored, including among others, the Woodbine, Travis Peak, Rodessa, and Pettite. The East Texas wells generally have long lives with predictable flow rates.

In May 2015, we placed into service a cryogenic natural gas processing plant near Beckville in Panola County, Texas, which we refer to as the Beckville Processing Plant. This plant serves existing and prospective customers pursuing production in the Cotton Valley formation, which is comprised of approximately ten counties in East Texas. Our Beckville processing plant is capable of processing approximately 150 MMcf/d of natural gas and producing approximately 8,500 Bpd of NGLs to accommodate the additional liquids-rich natural gas within this geographical area in which our East Texas system operates. Related NGL takeaway infrastructure connecting the Beckville plant to third-party NGL transportation systems was also constructed. In 2016, our processing plants in East Texas were near or at full capacity.

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

North Texas System

A substantial portion of natural gas on our North Texas system is produced in the Barnett Shale play within the Fort Worth basin. The North Texas wells are located in the Fort Worth basin and generally have long lives with predictable flow rates. As producers have shifted to more economic advantaged basins, we have seen our natural gas volumes decline in this basin.

Our North Texas system has numerous market outlets for the natural gas that we gather and process and NGLs that we recover on our system. We have connections to major intrastate transportation pipelines that connect our facilities to market centers in the Dallas-Fort Worth area.

Texas Express NGL System

The Texas Express NGL system consists of an NGL gathering system and an NGL intrastate mainline transportation pipeline that originates in Skellytown, Texas and extends to NGL fractionation and storage facilities located in Mont Belvieu, Texas. Volumes from the Rockies, Permian basin and Mid-Continent regions are delivered to the Texas Express NGL system utilizing the Mid-America Pipeline between the Conway hub and the Hobbs NGL fractionation facility in West Texas, both of which are owned by a third party. In addition, volumes from the Denver-Julesburg basin in Weld County, Colorado can access the system through the Front Range Pipeline which is also owned by third parties.

Customers.  Our natural gas business serves customers predominantly in the Gulf Coast region of the United States and includes both upstream customers and purchasers of natural gas and NGLs. Upstream customers served by our systems primarily consist of small, medium and large independent operators and large integrated energy companies, while our natural gas sales customers primarily consist of large users of natural gas, such as power plants, industrial facilities, local distribution companies and other large consumers. Our condensate and NGLs are marketed to chemical facilities, refiners, various third parties and end users. Due to the cost of making physical connections from the wellhead to gathering systems, the majority of our customers tend to renew their gathering and processing contracts with us rather than seeking alternative gathering and processing services.

Supply and Demand.  Demand for our gathering, processing and transportation services primarily depends upon the supply of natural gas reserves and associated natural gas crude oil development and the drilling rate for new wells. The level of impurities in the natural gas gathered also affects treating services. All of our natural gas systems exist in regions that have shale or tight sands formations where hydraulic fracturing technology can be utilized to increase production from the natural gas wells. Demand for these services depends upon overall economic conditions, drilling activity and the prices of natural gas, NGLs, and condensates. Commodity prices for natural gas, NGLs, and condensates remained low throughout 2016. As a result, there has been reduction in drilling activity by producers and reduced volumes on the systems we operate. Our existing systems are located in basins that have the opportunity to grow in an improved pricing environment.

Competition.  Competition in our natural gas business is significant in all of the markets we serve. Competitors include interstate and intrastate pipelines or their affiliates and other midstream businesses that gather, treat, process and market natural gas or NGLs. Our gathering business’s principal competitors are other midstream companies and, to a lesser extent, producer-owned gathering systems. Some of these competitors are substantially larger than we are. Because pipelines are generally the only practical mode of transportation for natural gas over land, the most significant competitors of our natural gas pipelines are other pipeline companies. Pipelines typically compete with each other based on location, capacity, price and reliability.

Competition for the services we provide varies based upon the location of gathering, treating and processing facilities. Most upstream customers have alternate gathering, treating and processing facilities available to them. In addition, they have alternatives such as building their own gathering facilities or, in some cases, selling their natural gas supplies without treating and processing. In addition to location, competition also varies based upon pricing arrangements and reputation. On sour natural gas systems, such as parts of our East Texas system, competition is more limited in certain locations due to the infrastructure required to treat sour natural gas. Many of the large wholesale customers we serve have multiple pipelines connected or adjacent to their facilities. Accordingly, many of these customers have the ability to purchase natural gas directly from a number of pipelines or third parties that may hold capacity on the various pipelines. In addition, several new interstate natural gas pipelines have been constructed in areas currently served by our natural gas transportation pipelines. Some of these new pipelines may compete for customers with our existing pipelines.

Marketing Operations

The primary role of our marketing business is to provide marketing services of natural gas, NGLs and condensate. We purchase and receive natural gas, NGLs and other products from pipeline systems and processing plants, including those owned by us, and sell and deliver them to wholesale customers, distributors, refiners, fractionators, chemical facilities, various third parties and end users. A majority of the natural gas and NGLs we purchase are produced in Texas markets where we have expanded interstate deliverability alternatives over the past several years. We can use our connectivity to interstate pipelines to improve value for the producers by delivering natural gas into premium markets and NGLs to primary markets where we sell them to major customers. Additionally, our marketing business derives operating income from providing logistics services for our customers from the wellhead to markets.

On August 15, 2016, our NGL Logistics and Marketing business, ELTM, sold its transport trucks and trailers (alternatively “our trucking business”) to a third party. In conjunction with the sale ELTM entered into a long-term trucking services agreement with the purchaser, insuring no interruption of our logistics activities.

As of December 31, 2016, the physical assets of our marketing business primarily consist of:

•	Approximately 190 railcars for transporting NGLs;
•	Our TexPan liquids railcar facility near Pampa, Texas, and
•	Our Petal truck & rail facility near Hattiesburg, Mississippi.

We also enter into agreements with various third parties to obtain NGL supply, transportation, gas balancing, fractionation and storage capacity in support of the marketing services provided. These agreements supply us with the following:

•	Up to approximately 79,000 Bpd through 2022 of firm NGL fractionation capacity;
•	Up to approximately 75,000 Bpd on average in 2017 to 120,000 Bpd in 2022 of firm NGL transportation capacity on the Texas Express NGL system;
•	Up to approximately 39,000 Bpd through 2022 of additional firm NGL transportation capacity on third-party pipelines;
•	Up to approximately 42,555 Bpd through April 2017 and 8,500 Bpd continuing May 2017 through March 2019 of NGL capacity via exchange agreements with various counterparties; and
•	Approximately 5.0 million barrels of liquids, or MMBbls, of NGL storage capacity.

Customers.  Most of our customers are wholesale customers, refiners and petrochemical producers, fractionators, propane distributors and industrial, utility and power plant customers. In addition, we sell natural gas and NGLs to marketing companies at various market hubs.

Supply and Demand.  Supply for our marketing business depends to a large extent on the natural gas reserves, associated natural gas from crude oil development and rate of drilling within the areas served by our gathering, processing and transportation business. Demand is typically driven by a number of factors such as physical domestic and international industrial requirements.

Since major market hubs for natural gas, NGLs and related products are located in the Mid-Continent and Gulf Coast regions of the United States and our marketing assets are geographically located within Texas, Louisiana, Oklahoma and Mississippi, the majority of activities are conducted within those states. Our interconnected gathering and transportation systems and our long-term trucking and railcar arrangements mitigate the risk that our natural gas and NGLs will be shut in by capacity constraints on downstream NGL pipelines and other facilities.

One of the key components of our marketing business is our natural gas and NGL purchase and resale activities. Through our natural gas and NGL purchase and resale services, we can efficiently manage the transportation and delivery of natural gas from our gathering, processing and transportation systems and deliver them to on-system industrial plant customers, and NGLs to marketing companies at various market hubs. We typically price our sales based on multiple published daily or monthly price indices. In addition, sales to wholesale customers include a pass-through charge for costs of transportation and additional margin to compensate us for the associated services we provide.

We also use third-party storage facilities and pipelines for the right to store NGLs for various periods of time to mitigate risk associated with sales and purchase contracts. We have also entered into multiple long-term fractionation contracts with third-party fractionators to provide access to fractionation capacity for our customers.

Competition.  Our marketing operations have numerous competitors, including large natural gas and NGL marketing companies, marketing affiliates of pipelines, major oil, natural gas and NGL producers, other trucking, railcar and pipeline operations, independent aggregators and regional marketing companies.

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

REGULATION

Regulation by the FERC of Interstate Common Carrier Liquids Pipelines

The FERC regulates the interstate pipeline transportation of crude oil, petroleum products, and other liquids such as NGLs. Our Lakehead, North Dakota, Bakken and Ozark systems are our primary interstate common carrier liquids pipelines subject to regulation by the FERC under the Interstate Commerce Act, or ICA, the Energy Policy Act of 1992, or EP Act, and rules and orders promulgated thereunder. As common carriers in interstate commerce, these pipelines provide service to any shipper who makes a reasonable request for transportation services, provided that the shipper satisfies the conditions and specifications contained in the applicable tariff. The ICA requires us to maintain tariffs on file with the FERC that set forth the rates we charge for providing transportation services on our interstate common carrier pipelines, as well as the rules and regulations governing these services.

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

The inflation index applied to those rates subject to the FERC indexing rules is determined by a formula that is established by FERC and is subject to review every five years. On December 16, 2010, the FERC set the index for the period from July 2011 through June 2016 at the Producer Price Index for Finished Goods, or PPI-FG, plus 2.65 percentage points. Based on this formula, the index resulted in an increase of approximately 3.9%, 4.6%, and (2.0)% for 2014, 2015 and 2016, respectively. On December 18, 2015, the FERC set the index for the period from July 2016 through June 2021 at PPI-FG plus 1.23 percentage points.

On October 20, 2016, the FERC issued an Advanced Notice of Proposed Rulemaking (ANOPR) seeking comments on proposed changes to its review of oil pipeline index rate filings and reporting requirements. Specifically, the Commission proposes to reject increases to indexed rates and indexed rate ceilings if certain criteria are met. Such rate increase rejections would be outright and would not be prompted by a shipper protest (as is the case currently) or involve a hearing into the merits of the rate increase. An ANOPR is an initial step taken by a regulatory agency to obtain comments from impacted parties. Before issuing a final rule regarding these issues the FERC must also undertake a Notice of Proposed Rulemaking (NOPR) process. As a result, it is unlikely that this issue will be resolved in 2017.

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

The current FERC income tax allowance policy has recently been drawn into question by a decision of the United States Court of Appeals (D.C. Circuit). In its July 1, 2016 decision in the United Airlines case the court found that the FERC had failed to demonstrate that its income tax allowance policy — in conjunction with its rate of return methodology — does not result in double recovery of taxes for partnerships and asked the FERC to establish an income tax recovery mechanism for which it can demonstrate that there is no double recovery. It is unclear at this point whether the current FERC income tax recovery mechanism will be upheld or whether the FERC will need to change its income tax recovery mechanism and if so what the new mechanism might look like. It is not expected that this issue will be fully resolved in 2017.

FERC Return on Equity Policy for Oil Pipelines

The FERC Return on Equity, or ROE, for oil pipelines is determined using a “two-step” discounted cash flow methodology. This methodology accounts for a long-term growth estimate in addition to a short-term growth rate estimate. For purposes of calculating the long-term growth rate, the FERC has traditionally used projected Gross Domestic Product, or GDP, growth as a proxy for the long-term growth rate. The current FERC policy for calculating ROE was set out in the FERC’s Policy Statement regarding Composition of Proxy Groups for Determining Gas and Oil Pipeline Return on Equity. According to the Policy Statement, MLPs are included in the

ROE proxy group for oil pipelines, and there is no ceiling on the level of distributions included in the FERC’s discounted cash flow methodology. The Policy Statement further indicates that the Institutional Brokers’ Estimate System, or IBES, forecasts should remain the basis for the short-term growth forecast used in the discounted cash flow calculation and the respective two-thirds and one-third weightings of the short and long-term growth factors should be used. The Policy Statement also indicates that the GDP forecast used for the long-term growth rate should be reduced by 50% for all MLPs included in the proxy group. The actual ROEs to be calculated under the Policy Statement are dependent on the companies included in the proxy group and the specific conditions existing at the time the ROE is calculated in each case. The FERC’s ROE policy for MLPs is also potentially impacted by the United Airlines decision discussed above.

Accounting for Pipeline Assessment Costs

The FERC’s policies describe how FERC-regulated companies should account for costs associated with implementing the pipeline integrity management requirements of the United States Department of Transportation, or DOT, and the Pipeline and Hazardous Materials Safety Administration, or PHMSA. FERC-regulated companies are generally required to recognize costs incurred for performing pipeline assessments that are part of a pipeline integrity management program as a maintenance expense in the period in which the costs are incurred. Costs for items such as rehabilitation projects designed to extend the useful life of the system can continue to be capitalized to the extent permitted under the existing rules. Consistent with the FERC’s policies, we expense all internal inspection costs for all our pipeline systems, whether or not they are subject to the FERC’s regulation. Refer to Part II. Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies included in our consolidated financial statements of this annual report on Form 10-K for additional discussion.

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

Two of our other NGL lines, which do not provide service to third parties, operate under FERC-granted waivers from the reporting requirements of Sections 6 and 20 of the ICA. These waivers are effective until a third party shipper requests service. In addition, certain of our NGL lines are subject to regulation as a common carrier by the TRRC. The TRRC’s jurisdiction extends to both rates and pipeline safety. The rates we charge for NGL transportation service are deemed just and reasonable under Texas law unless challenged by a complaint. Complaints to state agencies have been infrequent and are usually informally resolved, but ongoing industry practice might indicate an increase in complaints and TRRC oversight. Although we cannot assure that our intrastate rates would ultimately be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.

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

FERC Tariffs and Transportation

Lakehead system

Under the published rate tariff as of December 31, 2016 for transportation on the Lakehead system, the rates for transportation of light, medium and heavy crude oil from the Canada-United States international border near Neche, North Dakota and from Clearbrook, Minnesota to principal delivery points are set forth below:

	Published Transportation Rate Per Barrel(1)
	Light	Medium	Heavy
From the international border near Neche, North Dakota:
To Clearbrook, Minnesota	$0.4608	$0.4884	$0.5370
To Superior, Wisconsin	$0.9712	$1.0377	$1.1540
To Chicago, Illinois area	$2.1393	$2.3011	$2.5849
To Marysville, Michigan area	$2.5778	$2.7746	$3.1201
To Buffalo, New York area	$2.6415	$2.8437	$3.1974
Clearbrook, Minnesota to Chicago	$1.8906	$2.0248	$2.2601

(1)	Pursuant to FERC Tariff No. 43.21.0 as filed with the FERC and with an effective date of July 1, 2016 (converted from $/cubic meters of liquid, or m3, to $/Barrel of liquids, or Bbl).

The transportation rates as of December 31, 2016 for medium and heavy crude oil are higher than the transportation rates for light crude oil set forth in this table to compensate for differences in the costs of shipping different types and grades of liquid hydrocarbons. The Lakehead system periodically adjusts transportation rates as allowed under the FERC’s index methodology and the tariff agreements described below.

Base Rates

The Lakehead system’s base rates are subject to an annual adjustment, which cannot exceed established ceiling rates as approved by the FERC and are determined in compliance with the FERC approved index methodology. On May 31, 2016, Enbridge filed FERC tariff No. 43.21.0 that decreased rates in compliance with the indexed rate ceilings allowed by the FERC, which incorporates the multiplier of 0.979865 issued by the FERC on May 19, 2016 in Docket No. RM93-11-000.

Facilities Surcharge Mechanism

In June 2004, the FERC approved an Offer of Settlement in Docket No. OR04-2-000 between Lakehead and CAPP, which implemented a Facilities Surcharge Mechanism, or FSM, to be calculated separately from and incrementally to the then-existing surcharges in its tariff rates. The FSM includes additional projects negotiated and agreed upon between Lakehead and CAPP as a transparent, cost-of-service based tariff mechanism. This allows the Lakehead system to recover the costs associated with particular shipper-requested projects through an incremental surcharge layered on top of the existing base rates. The FSM Settlement requires the Lakehead system to adjust the FSM annually to reflect the latest estimates for the upcoming year and to adjust for the difference between estimates and actual cost and throughput from the prior year.

The FERC approved the FSM to take effect as of July 1, 2004, and the FSM was expressly designed to be open-ended. In its approval of the FSM Settlement, the FERC accepted the Lakehead system’s proposal “to submit for FERC review and approval future agreements resulting from negotiations with CAPP where the parties have agreed that recovery of costs through the FSM is desirable and appropriate.” At the time it was initially established, four projects were included in the FSM. Over the course of several years, the FERC subsequently approved the addition of new projects to the FSM, and as of December 31, 2016, 25 projects are included in the FSM.

On August 14, 2008, the FERC approved an Amendment to the FSM Settlement to allow the Lakehead system to include in the FSM particular shipper-requested projects that are not yet in service as of April 1 of each year, provided there is an annual adjustment for differences between actual and estimated throughput and costs.

On December 15, 2015, Enbridge filed a Supplement to the Settlement in Docket No. OR16-9-000 seeking approval for the recovery of a negotiated amount for the costs associated with the “Interim Lakehead Operational Tank Service” project. This project permits the recovery of a negotiated cost of $1.5 million per month for the provision of tank service. The FERC accepted the Supplement on February 1, 2016 to permit the recovery of the negotiated cost of $1.5 million per month for the provision of tank service. On February 29, 2016, Enbridge filed FERC tariff 43.20.0 which included the costs related to the monthly negotiated fee for the “Interim Lakehead Operational Tank Services” project.

On December 14, 2016, Enbridge filed a Supplement to the Settlement in Docket No. OR17-3-000 seeking approval to recover $30 million of early development costs related to the Line 61 Twin Project.

As of December 31, 2016, the FSM was $1.1899 per barrel for light crude oil movements from the Canada-United States international border near Neche, North Dakota to Chicago, Illinois.

International Joint Tariff

FERC Tariff No. 45.11.0, issued May 31, 2016, revised the International Joint Tariff, or IJT, effective July 1, 2016, by decreasing the transportation tolls by 0.46%. The IJT provides rates applicable to the transportation of petroleum from all receipt points in Western Canada on the Enbridge Pipelines Inc., or Enbridge Pipelines, Canadian Mainline system to all delivery points on the Lakehead Pipeline system owned by Enbridge Energy, Limited Partnership, or OLP, and to delivery points on the Canadian Mainline located downstream of the Lakehead system. In summary, the IJT provides a simplified tolling structure to cover transportation services that cross the international border and provides a rate that is equal to or less than the sum of the combined Canadian Mainline and Lakehead system rates on file and in effect.

FERC Tariff No. 45.12.0, issued July 22, 2016, revised the IJT, effective September 1, 2016, by adjusting certain expansion surcharges for negative inflation.

Mid-Continent system

The Ozark system is located in the Mid-Continent region of the United States. Specifically, the system originates in Cushing, Oklahoma, and offers transportation service to Wood River, Illinois.

Effective July 1, 2016, FERC Tariff No. 48.7.0 did not affect the transportation rate because the cost of service application Enbridge Ozark filed in 2015 used a test period that fell within the calendar year on which the 2016 index was based. Accordingly, the rate was not eligible for the index adjustment. The viscosity surcharge on that tariff decreased in compliance with the indexed rate ceilings allowed by the FERC, which incorporated the multiplier of 0.979865 issued by the FERC on May 19, 2016 in Docket No. RM93-11-000. However due to rounding, the viscosity surcharge remained unchanged on the tariff.

On December 15, 2016, Enbridge Ozark launched a public open season to offer approximately 115,000 barrels per day of expansion capacity on its system from Cushing, Oklahoma to Wood River, Illinois for committed volumes of crude petroleum that would not be subject to prorationing. The open season provided an opportunity for potential shippers to support the expansion by making minimum volume commitments for a ten-year term. The open season closed on January 19, 2017. In December 2016, we entered into an agreement to sell the Ozark pipeline system to a subsidiary of MPLX LP. For further details, see Item 1. Financial Statements, Note 11. Property, Plant and Equipment.

The transportation rate for light crude oil on the Ozark system is set forth below:

Published Transportation Rate Per Barrel(1)(2)
From Cushing, Oklahoma to Wood River, Illinois	$0.8403

(1)	Pursuant to FERC Tariff No. 48.7.0 as filed with the FERC on May 31, 2016, with an effective date of July 1, 2016.
(2)	The transportation rates apply to light crude oil only. Medium and heavy crude oil transportation rates on the system are higher.

North Dakota system

The North Dakota Pipeline system consists of both gathering and trunkline assets. North Dakota Pipeline rates consist of a base rate that is subject to the annual FERC index, and two cost of service surcharges, the Phase 5 Looping and the Phase 6 surcharges, which are applicable to specific receipt and delivery points. In addition, the North Dakota Pipeline system includes both committed and uncommitted rates for service on the Bakken Project for deliveries to Berthold, North Dakota.

Phase 5 Looping and Phase 6 Expansion Surcharges

Effective January 1, 2008, the looping surcharge was implemented as a part of the North Dakota Phase 5 expansion program, referred to as North Dakota Phase 5. The Phase 5 Offer of Settlement that was filed with the FERC for an expansion of the system was approved by the Commission on October 31, 2006 in Docket No. OR06-9-000. The Phase 5 Offer of Settlement outlined the looping surcharge as a cost-of-service based surcharge that is adjusted each year for differences between estimated and actual costs and throughput and is not subject to the FERC indexing methodology. This surcharge was initially applicable for five years immediately following the in-service date of North Dakota Phase 5, which was January 2008. The looping surcharge was applied to volumes originating at Trenton, Little Muddy or Alexander, North Dakota. Effective April 1, 2010, the term of the looping surcharge on the North Dakota system was extended by four years, and ended on December 31, 2016. The impact of the term extension reduced the looping surcharge substantially thereby moderating the rate impact on shippers.

The FERC approved the Phase 6 expansion Offer of Settlement submitted by Enbridge North Dakota on October 20, 2008, in Docket No. OR08-6-000. Under the terms of the settlement, expansion costs are recovered through a cost-of-service based surcharge on all shipments to Clearbrook, Minnesota. The surcharge was in addition to existing base rates and the Phase 5 surcharges and was adjusted on an annual basis to actual costs and throughput. It was not subject to the FERC index methodology. The Phase 6 surcharge became effective on January 1, 2010 and expired on December 31, 2016.

Phase 5 Looping and Phase 6 Surcharge Rate Adjustments

Effective April 1, 2016, FERC Tariff No. 3.18.0 updated the calculation of the Phase 5 Looping and Phase 6 surcharges. These cost-of-service based surcharges are adjusted each year to actual costs and throughput and are not subject to the FERC indexing methodology. The Phase 5 Looping surcharge increased by approximately $0.05 per barrel to $0.24 per barrel, primarily due to a decrease in forecasted throughput. The Phase 6 surcharge decreased by approximately $0.08 per barrel to $0.31 per barrel, primarily due to return of prior period over-recoveries to shippers.

FERC Tariff No. 3.22.0 was filed to reflect the December 31, 2016 expiration of the Phase 5 Looping surcharge and the Phase 6 surcharge, effective, January 1, 2017. Additionally, this tariff discounted four existing base system rates to Tioga, North Dakota.

The Bakken Loop Project

On August 26, 2010, the North Dakota system and Enbridge Pipelines (Bakken) L.P. filed a Petition for Declaratory Order seeking the approval of priority service for the North Dakota portion of the Bakken Loop Project as well as the overall tariff and rate structure for the United States portions of the program. The Petition for Declaratory Order was approved by the FERC on November 22, 2010 in Docket No. OR10-19-000, and the Bakken Loop Project went into service on March 1, 2013. The uncommitted trunkline rates to Berthold, North Dakota consist of a base rate whereas the committed trunkline rates consist of both a base committed rate and a flow-through operating cost charge component.

The Bakken Loop Project Rate Adjustments

Effective July 1, 2016, in accordance with the Bakken Project Transportation Services Agreement, or TSA, FERC Tariff No. 3.20.0 adjusted the operating cost charge component of the committed trunkline rates to Berthold, North Dakota to the actual operating costs and throughput for 2015 and the forecasted operating costs and throughput for 2016. The operating cost charge decreased by $0.32 from $0.38 to $0.06.

Base System Rate Adjustments

Effective March 1, 2016 FERC Tariff No. 2.6.0 established a Storage in Transit service at Minot, North Dakota which permits shippers to park crude petroleum and re-enter crude petroleum at a later date for transportation to Clearbrook, Minnesota. Nominations to the Minot Storage in Transit Site are subject to the applicable tariff rate from the initial receipt point to Clearbrook, Minnesota.

Effective July 1, 2016, FERC Tariff No. 3.19.0 established new delivery points at Grenora, North Dakota to Grenora, Merchant Storage, North Dakota and Little Muddy, North Dakota to Little Muddy, Merchant Storage, North Dakota.

Effective July 1, 2016, FERC Tariff No. 3.20.0 decreased rates in compliance with the indexed rate ceilings allowed by the FERC, which incorporates the multiplier of 0.979865 issued by the FERC on May 19, 2016 in

Docket No. RM93-11-000. In addition, this tariff discounted the terminal charge for gathering or truck unloading at Little Muddy, North Dakota from the established 2016 ceiling rate of $0.22 to $0.01 per barrel.

Effective December 1, 2016 FERC Tariff No. 3.21.0 was filed to cancel trunkline transportation rates from Reserve, Montana to Clearbrook, Minnesota, Grenora, Merchant Storage, North Dakota, Tioga, North Dakota and Stanley, North Dakota, to reflect that the pipeline is no longer providing service from this receipt point.

The rates and surcharges for transportation of light crude oil on the North Dakota system are set forth below:

Published Transportation Rate Per Barrel(1)
From Minot, Berthold and Stanley, North Dakota to Clearbrook, Minnesota	$1.4246
From Grenora, North Dakota to Clearbrook, Minnesota	$1.5864
From Tioga, North Dakota to Clearbrook, Minnesota	$1.4601
From Trenton, North Dakota to Clearbrook, Minnesota	$2.0108
From Alexander, North Dakota to Clearbrook, Minnesota	$2.0643
From Little Muddy, North Dakota to Clearbrook, Minnesota	$2.0108
From Grenora, North Dakota to Grenora, Merchant Storage, North Dakota (pump over)	$0.2785
From Little Muddy, North Dakota to Little Muddy, Merchant Storage, North Dakota (pump over)	$0.2785
From Grenora, North Dakota to Tioga, North Dakota	$0.5513
From Trenton, North Dakota to Tioga, North Dakota	$0.9095
From Alexander, North Dakota to Tioga, North Dakota	$0.9629
From Little Muddy, North Dakota to Tioga, North Dakota	$0.9095
From Stanley, North Dakota to Stanley, North Dakota (pump-over)	$0.2785
From Tioga, North Dakota to Stanley, North Dakota	$0.8559
From Grenora, North Dakota to Stanley, North Dakota	$1.1642
From Trenton, North Dakota to Stanley, North Dakota	$1.5742
From Alexander, North Dakota to Stanley, North Dakota	$1.6236
From Little Muddy, North Dakota to Stanley, North Dakota	$1.5742
From Berthold, North Dakota to Berthold, North Dakota (pump-over)	$0.2646
From Stanley, North Dakota to Berthold, North Dakota	$0.8559
From Tioga, North Dakota to Berthold, North Dakota	$0.8559

(1)	Pursuant to FERC Tariff No. 3.21.0 as filed with the FERC on October 28, 2016, with an effective date of December 1, 2016.

Bakken Pipeline

The Bakken Pipeline extends from Berthold, North Dakota to the international border near Portal, North Dakota. Tariff rates on the Bakken Pipeline consist of a local tariff with a local uncommitted rate for service to the international border, and an international joint tariff with both committed and uncommitted joint rates for service to Cromer, Manitoba.

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

The local uncommitted rate for transportation of light crude oil on the Bakken system is set forth below:

Published Transportation Rate Per Barrel(1)
From Berthold, North Dakota to the international border near Portal, North Dakota	$1.2728

(1)	Pursuant to FERC Tariff No. 2.3.0 as filed with the FERC on May 31, 2016, with an effective date of July 1, 2016.

International Joint Tariff

Effective July 1, 2016, the Bakken system filed FERC Tariff No. 3.5.0. This filing was a compliance filing in accordance with transportation service agreements included in the Petition for Declaratory Order filed on August 26, 2010 in Docket No. OR10-19-000. This tariff included an adjustment for the operating cost charge, which is part of the committed rate structure. The committed rate structure consists of two components — a base committed rate and an operating cost charge. The operating cost charge is a flow-through of the related operating costs, and is based on throughput. The operating cost charge for Bakken as of July 1, 2016, increased by $0.65 from a credit of $0.12 to a charge of $0.53.

The uncommitted joint rate for transportation of light crude oil on the Bakken system is set forth below:

Published Transportation Rate Per Barrel(1)
From Berthold, North Dakota to Cromer, Manitoba	$2.0990

(1)	Pursuant to FERC Tariff No. 3.5.0 as filed with the FERC on May 31, 2016, with an effective date of July 1, 2016.

The committed joint rates for transportation of light crude oil on the Bakken system is set forth below:

Published Transportation Rate Per Barrel(1)
From Berthold, North Dakota to Cromer, Manitoba (5 Year Commitment)	$2.0115
From Berthold, North Dakota to Cromer, Manitoba (10 Year Commitment) (<40,000 bpd)	$1.6708
From Berthold, North Dakota to Cromer, Manitoba (5 Year Commitment) (>40,000 bpd)	$1.4569

(1)	Pursuant to FERC Tariff No. 3.5.0 as filed with the FERC on May 31, 2016, with an effective date of July 1, 2016.

Safety Regulation and Environmental

General

Our transmission and gathering pipelines, storage and processing facilities and railcar operations are subject to extensive environmental, operational and safety regulation at the federal and state level. The added costs imposed by regulations are generally no different than those imposed on our competitors. The failure to comply with such rules and regulations can result in substantial penalties and/or enforcement actions and added operational costs.

Pipeline Safety and Transportation Regulation

Our transmission and gathering pipelines are subject to regulation by the Department of Transportation, or DOT, and the Pipeline and Hazardous Material Safety Administration, or PHMSA, under the Pipeline Safety Act, or PSA, specifically Volume 49 of the Code of Federal Regulations, Parts 192 (gas) and 195 (hazardous liquids). The regulations pertain to the design, installation, testing, construction, operation, replacement and management of transmission and gathering pipeline facilities. PHMSA is the agency charged with regulating the safe transportation of hazardous materials under all modes of transportation, including interstate and intrastate pipelines. Periodically the PSA has been reauthorized and amended, imposing new mandates on the regulator to promulgate new regulations and imposing direct mandates on operators of pipelines. The most recent reauthorization occurred in 2016.

The National Transportation Safety Board has recommended that the PHMSA make a number of changes to its rules, including removing an exemption from most safety inspections for natural gas pipelines installed before 1970. Congress also has mandated that PHMSA adopt regulations to implement these recommendations, along with a number of additional regulatory measures. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our operations, particularly by extending through more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines and gathering lines not previously subject to such requirements. While we expect any legislative or regulatory changes to allow us time to become compliant with new requirements, costs associated with compliance may have a material effect on our operations.

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

We believe that our pipeline and railcar operations are in substantial compliance with applicable operational and safety requirements. In instances of non-compliance, we have taken actions to remediate the situations. Nevertheless, significant operating expenses and capital expenditure could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the capabilities of our current pipeline control system or other safety equipment.

Environmental Regulation

General.  Our operations are subject to complex federal, state and local laws and regulations relating to the protection of health and the environment, including laws and regulations that govern the handling, storage and release of crude oil and other liquid hydrocarbon materials or emissions from natural gas processing, treating, or compression facilities. As with the pipeline and processing industry in general, complying with current and anticipated environmental laws and regulations increases our overall cost of doing business, including our capital costs to construct, maintain and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe that they do not affect our competitive position since the operations of our competitors are generally similarly affected.

In addition to compliance costs, violations of environmental laws or regulations can result in the imposition of significant administrative, civil and criminal fines and penalties and, in some instances, injunctions, banning or delaying certain activities. We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

There are also risks of accidental releases into the environment associated with our operations, such as releases or spills of crude oil, natural gas liquids, natural gas or other substances from our pipelines or storage facilities. Such accidental releases could, to the extent not insured, subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines, penalties or damages for related violations of environmental laws or regulations.

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

Air and Water Emissions.  Our operations are subject to the Clean Air Act, or CAA, and the Clean Water Act, or CWA, and comparable state and local statutes. We anticipate, therefore, that we will incur costs in the next several years for air pollution control equipment and spill prevention measures in connection with maintaining existing facilities and obtaining permit approvals for any new or acquired facilities. The operations of our pipeline facilities subject to the Environmental Protection Agency’s, or EPA, Spill Prevention, Control, and Countermeasures Rule are currently in substantial compliance. Our facilities subject to existing EPA Part 98 Subpart C and W Greenhouse Gas Reporting Program, or GHGRP, rules have reported emissions prior to the annual filing deadlines.

On October 22, 2015, the EPA finalized amendments to the GHGRP to include natural gas gathering and boosting systems, well completions, and blowdown emissions associated with transmission pipelines. The rule effective date for data collection was January 1, 2016 and reporting begins for calendar year 2017 for applicable facilities.

On October 31, 2016, the EPA finalized rule revisions in the Code of Federal Regulations, or CFR, relating to test methods and performance specifications impacting facilities with stationary spark ignition internal combustion engines.

In addition, on September 18, 2015, the EPA published a proposed rule, Subpart OOOOa, which would update the original 2012 standards to include additional reductions in methane and VOCs in the oil and gas industry. On June 3, 2016, EPA published NSPS OOOOa in the Federal Register which includes seven areas of applicability for previously unaffected sources. On July 15, 2016 fifteen states filed suit in the District of Columbia Circuit Court objecting the rule. The current compliance deadline for OOOOa is June 2017.

On October 22, 2015, the EPA responded to a petition made by the Environmental Integrity Project to include the oil and gas extraction industrial sector in the scope of covered sectors of Section 313 of the Emergency Planning and Community Right-to-Know Act, commonly known as the Toxic Release Inventory, or TRI. On January 6, 2017, EPA proposed a rule to add all natural gas processing facilities meeting applicability thresholds as a covered sector. As part of the proposal, EPA declined to extend TRI reporting requirements to the oil and gas extraction activities.

The EPA has issued the Oil and Gas Information Request, or ICR, scoped to the oil and gas industry. MEP received notification of ICR on November 22, 2016 in which EPA will ask the oil and gas industry members to provide extensive information for EPA to develop regulations to further reduce methane and VOC emissions. EPA responses are due 180 days from receipt of the mailed ICR document.

On June 29, 2015, the EPA published the Clean Water Rule: Definition of “Waters of the United States.” The new rule is intended to clarify what is considered Waters of the United States, or WOTUS, with respect to discharges of pollutants, including fill material during construction and maintenance operations, to the covered water. This regulation is the subject of an ongoing legal challenge and has the potential to increase our operating and capital costs to construct, maintain and upgrade equipment and facilities. The Oil Pollution Act, or OPA, was enacted in 1990 and amends parts of the CWA and other statutes as they pertain to the prevention of and response to oil spills. Under the OPA, we could be subject to strict, joint and potentially unlimited liability for removal costs and other consequences of an oil spill from our facilities into navigable waters, along shorelines or in an exclusive economic zone of the United States. The OPA also imposes certain spill prevention, control and countermeasure requirements for many of our non-pipeline facilities, such as the preparation of detailed oil spill emergency response plans and the construction of dikes or other containment structures to prevent contamination of navigable or other waters in the event of an oil overflow, rupture or release. For our liquid pipeline facilities, the OPA imposes requirements for emergency plans to be prepared, submitted and approved by the DOT. For our non-transportation facilities, such as storage tanks that are not integral to our pipeline transportation system, the OPA regulations are promulgated by the EPA. We believe that we are in material compliance with these laws and regulations.

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

INSURANCE

Our operations are subject to many hazards inherent in the liquid petroleum and natural gas gathering, treating, processing and transportation industry. Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We maintain commercial liability insurance coverage that is consistent with coverage considered customary for our industry. We are included in the comprehensive insurance program that is maintained by Enbridge for its subsidiaries through the policy renewal date of May 1, 2017. The insurance coverage also includes property insurance coverage on our assets that includes earnings interruption resulting from an insurable event, except for pipeline assets that are not located at water crossings. In the unlikely event multiple insurable incidents occur which exceed coverage limits within the same insurance period, the total insurance coverage will be allocated among the Enbridge entities on an equitable basis based on an insurance allocation agreement we have entered into with Enbridge and other Enbridge subsidiaries.

The insurance policy coverage limits and deductible amounts at December 31, 2016 for Enbridge, Inc. and its subsidiaries are:

Insurance Type	Coverage Limits	Deductible Amount
	(in millions)
Property and business interruption	Up to $650.0	$10.0
General liability	Up to $900.0	$0.1
Pollution liability (as included under General Liability)	Up to $900.0	$30.0

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

Item 1A. Risk Factors

We encourage you to consider carefully the risk factors described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K.

RISKS RELATED TO OUR BUSINESS

We may not have sufficient cash flows to enable us to continue to pay distributions at the current level.

We may not have sufficient available cash from operating surplus each quarter to enable us to pay distributions at the current level. As part of our ongoing strategic review, we have announced that, among other things, we are considering the sustainability of our current level of distributions. Our current distribution level was established at a time when a significant portion of the distribution was supported by cash flow from the natural gas business, which has been adversely affected by a continued cyclical downturn.

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

In addition, the amount of cash we distribute depends primarily on our cash flow rather than net income or net loss. Therefore, we may make cash distributions for periods in which we record net losses or may make no distributions for periods in which we record net income. Other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to declare quarterly cash distributions, and our General Partner has considerable discretion to determine the amount of our available cash each quarter. In addition, our General Partner may change our cash distribution policy at any time, subject to the requirement in our partnership agreement to distribute all of our available cash quarterly.

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

Our ability to fund our capital projects and make acquisitions depends on whether we can access the necessary financing to fund these activities. Domestic and international economic conditions affect the functioning of capital markets and the availability of credit. Adverse economic conditions, such as the recent decline and currently depressed levels of commodity prices, have resulted in weakness and volatility in the capital markets, which in turn can limit, temporarily or for extended periods, our ability to raise capital through equity or debt offerings. Additionally, the availability and cost of obtaining credit commitments from lenders can change as economic conditions and banking regulations reduce the credit that lenders have available or are willing to lend. These conditions, along with significant write-offs in the financial services sector and the re-pricing of market risks, can make it difficult to obtain funding for our capital needs from the capital markets on acceptable economic terms. As a result, we may revise the timing and scope of these projects as necessary to adapt to prevailing market and economic conditions.

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

Currently, we are parties to certain International Swaps and Derivatives Association, Inc., or ISDA®, agreements associated with the derivative financial instruments we use to manage our exposure to fluctuations in commodity prices. These ISDA® agreements require us to provide assurances of performance if our counterparties’ exposure to us exceeds certain levels or thresholds. We generally provide letters of credit to satisfy such requirements. At December 31, 2016, we have provided $119.5 million in the form of letters of credit as assurances of performance for our then outstanding derivative financial instruments. In the event that our credit ratings were to decline to the lowest level of investment grade, as determined by S&P and Moody’s, we would be required to provide letters of credit in substantially greater amounts to satisfy the requirements of our ISDA® agreements. For example, if our credit ratings had been at the lowest level of investment grade at December 31, 2016, we would have been required to provide additional letters of credit in the aggregate amount of $60.1 million. The amounts of any letters of credit we would have to establish under the terms of our ISDA® agreements would reduce the amount that we are able to borrow under our senior unsecured revolving credit facility and our 364-day credit facility, referred to as our Credit Facilities.

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

As an example, the volume of shipments on our Lakehead system depends heavily on the supplies of western Canadian crude oil. Insufficient supplies of western Canadian crude oil will adversely affect our business by limiting shipments on our Lakehead system. For example, extreme wildfires in northeastern Alberta impacted volumes on our Lakehead system during the second quarter of 2016. Decreases in conventional crude oil exploration and production activities in western Canada and other factors, including supply disruption, higher development costs and competition, can slow the rate of growth of our Lakehead system. The volume of crude oil that we transport on our Lakehead system, as well as the North Dakota and Bakken systems, also depends on the demand for crude oil in the Great Lakes and Midwest regions of the United States and the volumes of crude oil and refined products delivered by others into these regions and the province of Ontario. As well, there are supply driven risks around our North Dakota and Bakken assets, as lower commodity prices can reduce drilling and volumes on our systems.

In addition, our ability to increase deliveries to expand our Lakehead system in the future depends on increased supplies of western Canadian crude oil. We expect that growth in future supplies of western Canadian crude oil will come from oil sands projects in Alberta. Full utilization of additional capacity as a result of our Alberta Clipper and Southern Access pipelines and future expansions of our Lakehead system will largely depend on these anticipated increases in crude oil production from oil sands projects. A reduction in demand for crude oil or a decline in crude oil prices may make certain oil sands projects uneconomical since development costs for production of crude oil from oil sands are greater than development costs for production of conventional crude oil. Oil sands producers may cancel or delay plans to expand their facilities, as some oil sands producers have done in recent years, if crude oil prices are at levels that do not support expansion. Any cancellation or delay of oil sands projects could directly impact our Lakehead system with potential indirect impacts on our Mid-Continent, North Dakota and Bakken systems. Additionally, measures adopted by the government of the province of Alberta to increase its share of revenues from oil sands development coupled with a decline in crude oil prices could reduce the volume growth we have anticipated in expanding the capacity of our crude oil pipelines.

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

Adverse developments or trends in any of these factors could affect oil sands development or production levels and result in decreased demand for our products and services, and our failure to effectively anticipate, manage or respond to these risks could result in significant capital expenditures or increased operating costs or otherwise negatively affect our operating results or financial condition.

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

We also encounter competition in our natural gas gathering, treating, and processing and transmission businesses. Third party new interstate natural gas transmission pipelines could reduce the revenue we derive from the intrastate transmission of natural gas. Many of the large wholesale customers served by our natural gas systems have multiple pipelines connected or adjacent to their facilities. Thus, many of these wholesale customers have the ability to purchase natural gas directly from a number of pipelines or from third parties that may hold capacity on other pipelines. Most natural gas producers and owners have alternate gathering and processing facilities available to them. In addition, they have other alternatives, such as building their own gathering facilities or, in some cases, selling their natural gas supplies without processing. Some of our natural gas marketing competitors have greater financial resources and access to larger supplies of natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.

Our marketing operations involve market and regulatory risks.

As part of our natural gas, NGLs and condensate marketing activities, we purchase natural gas, NGLs and condensate at prices determined by prevailing market conditions. Following our purchase of natural gas, NGLs and condensate, we generally resell the natural gas, NGLs, or condensate under sales contracts that are generally comparable in terms to our purchase contracts, including any price escalation provisions. The profitability of our marketing operations may be affected by the following factors:

•	our ability to negotiate on a timely basis commodity purchase and sales agreements in changing markets;
•	reluctance of wholesale customers to enter into long-term purchase contracts;
•	consumers’ willingness to use other fuels when natural gas, NGL or condensate prices increase significantly;
•	timing of imbalance or volume discrepancy corrections and their impact on financial results;
•	the ability of our customers to make timely payment;
•	inability to match purchase and sale of natural gas, NGLs or condensate on comparable terms;
•	changes in, limitations upon or elimination of the regulatory authorization required for our wholesale sales of natural gas, NGLs and condensate in interstate commerce; and
•	long-term commitments on third-party pipelines, storage facilities or fractionation agreements that are above market prices and may go unutilized.

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

Our Natural Gas segment results have been, and may continue to be, adversely affected by commodity price volatility and risks associated with our hedging activities.

Our industry remains in a weak commodity price cycle, which could extend beyond 2017. Our exposure to commodity price volatility is inherent to our natural gas processing activities. Before hedging, approximately 30% of our gross margin attributable to our contracts in which we are paid in kind based on the price of natural gas, natural gas liquids and other petroleum based prices, which excludes unutilized transportation commitments, is expected to be attributable to contracts with some degree of commodity price exposure in 2017. MEP employs a disciplined hedging program to manage this direct commodity price risk.

We have hedged approximately 70% of our direct forecasted commodity cash flow exposure for 2017, which is lower than the over 90% that we hedged in 2016. In addition, our condensate and NGL hedge prices for 2017 are approximately 20% and on average 30% lower than 2016, respectively. Because we are not fully hedged and our hedge positions for 2017 are less favorable than they were for 2016, we will be adversely impacted by commodity price exposure on the commodities we receive in-kind as payment for our gathering, processing, treating and transportation services. As a result of our unhedged exposure and the pricing of our hedge positions, continued low prices or a substantial decline in the prices of these commodities could materially and adversely affect our financial condition, results of operations and cash flows and our ability to make distributions.

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

We face risks associated with our ongoing strategic review

Our previously announced strategic review is ongoing and, in addition to the actions announced to date, we are considering: (i) the sustainability of our current level of distributions to unitholders, (ii) further cost efficiency measures, (iii) the potential extension of existing supportive actions by Enbridge, (iv) the sale of a portion or all of our remaining interests in the natural gas gathering and processing assets, including to Enbridge, and; (v) potential further restructuring of the general partner incentive distribution rights. Enbridge has indicated that at this time it is not planning a buy-in of us and that it expects that we will remain a publicly-traded limited partnership subsequent to the strategic review and resulting actions. The review is expected to continue into the second quarter of 2017.

There can be no assurance that any previously announced or future alternatives or initiatives that arise out of this review will be successful or deliver their anticipated benefits. We may be exposed to new and unforeseen risks and challenges, and it may be difficult to predict the success of such endeavors or the impacts to our unit holders. If we incur significant expenses or divert management, financial and other resources to a strategic alternative or initiative that is unsuccessful or does not meet our expectations, our results of operations and financial condition could be adversely affected. Regardless of the ultimate success of a strategic initiative, the implementation and integration could be disruptive to our current operations and plans.

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

Our pipeline, gathering and processing operations are subject to federal, state and local laws and regulations relating to environmental protection and operational and worker safety. Numerous governmental authorities have the power to enforce compliance with the laws and regulations they administer and permits they issue, oftentimes imposing complex requirements and necessitating capital expenditures or increased operating costs to achieve compliance, especially when activity is in the presence of sensitive elements like water crossings, wetlands and endangered species. Our failure to comply with these laws, regulations and operating permits can result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. Our operation of liquid petroleum and natural gas gathering, processing, treating and transportation facilities exposes us to the risk of incurring significant environmental and safety-related costs and liabilities. Additionally, operational modifications, including pipeline restrictions, necessary to comply with regulatory requirements and resulting from our handling of liquid petroleum and natural gas, historical environmental contamination, accidental releases or upsets, regulatory enforcement, litigation or safety and health incidents can also result in significant cost or limit revenues and volumes. Further, environmental and operational safety laws and regulations, including but not limited to pipeline safety, wastewater discharge and air emission requirements, continue to become more stringent over time, particularly those related to the oil and gas industry. We may incur joint and several strict liability under these environmental laws and regulations in connection with discharges or releases of liquid petroleum and natural gas and wastes on, under or from our properties and facilities, many of which have been used for gathering or processing activities for a number of years, oftentimes by third parties not under our control. Private parties, including the owners of properties through which our gathering systems pass and facilities where our liquid petroleum and natural gas or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may also incur costs in the future due to changes in environmental and safety laws and regulations, or re-interpretations of enforcement policies or claims for personal, property or environmental damage. We may not be able to recover these costs from insurance or through higher rates.

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

A significant portion of our customers’ natural gas production is developed from unconventional geological formations, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation has been proposed in Congress to both increase and decrease federal involvement in hydraulic fracturing. Legislative proposals to increase federal involvement primarily include: (i) amending the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection”; (ii) requiring federal permitting and regulatory control of hydraulic fracturing; (iii) requiring disclosure of the chemical constituents of the fluids used in the fracturing process; and (iv) requiring groundwater testing prior to hydraulic fracturing operations. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having finalized a five-year study of the potential impacts of hydraulic fracturing on drinking water resources. The EPA finalized this report in December 2016. In so doing, it described how hydraulic fracturing activities may have the potential to impact drinking water resources and the factors that could influence the frequency and severity of those impacts. Due to significant data gaps, however, the EPA was unable to estimate the national frequency of impacts or to fully characterize the severity of those impacts.

Hydraulic fracturing is also subject to an administrative proposal to increase federal regulation that may impose additional operating costs. The Bureau of Land Management has issued a new rule for hydraulic fracturing on federal and tribal lands. The rule would primarily require: (i) stricter well construction standards; (ii) the identification of “usable water”; (iii) federal preapproval for hydraulic fracturing operations; (iv) storage of hydraulic fracturing fluids in above ground tanks; and (v) public disclosure of hydraulic fracturing chemicals. The rule has been overturned and thrown out by a federal district court, but that ruling is currently the subject of an appeal to the United States Court of Appeals for the Tenth Circuit.

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

On April 17, 2012, the EPA adopted final rules establishing air emission controls for oil and natural gas production and natural gas processing operations. The rules addressed emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through reduced emission (or “green”) completions. The rules also established new requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants, and certain other equipment. In August 2015, the EPA proposed regulations to reduce methane and volatile organic compound emissions from the oil and gas sector by 40 to 45 percent from 2012 levels by 2025. The EPA finalized these regulations on June 3, 2016 which impose additional requirements on new, modified or reconstructed natural gas gathering and production facilities and gas processing plants. In concert with these final requirements, the EPA started the formal process to collect information from the oil and gas industry that would support future rulemaking efforts to regulated greenhouse gas emissions from existing sources. We will incur additional costs related to achieve compliance with new emission limits set forth in EPA’s final regulation as well as inspections and maintenance of several types of equipment used in our operations.

Future regulatory actions also have the potential to impact our operations. The PMSHA has issued several notices of proposed rulemakings in recent years addressing a number of pipeline integrity and safety issues. The adoption of any of these requirements likely would increase our operating costs and possibly require capital expenditures. In October 2015, the EPA reduced the National Ambient Air Quality Standard for ozone from 75 Ppb to 70 Ppb. This regulation could impose additional emission control costs on our operations, although these costs are unclear as the EPA and the states have not yet completed the implementation process and the new standard is subject to an ongoing legal challenge.

These rules and proposals may require a number of modifications to our customers’ and our own operations, including, among other things, the installation of new equipment to control emissions and new integrity management requirements. Compliance with such rules could result in additional costs for us and our customers, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations. While the Trump Administration has indicated strong support for fossil fuel development, the extent to which any of the requirements or proposals are revisited in subsequent rulemaking proceedings remains uncertain.

Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. For example, on December 13, 2011, the TRRC adopted the Hydraulic Fracturing Chemical Disclosure Rule implementing a state law passed in June 2011, requiring public disclosure of hydraulic fracturing fluid contents for wells drilled under drilling permits issued after February 1, 2012. Certain states, including the State of Texas, also have taken regulatory action in response to increased seismic activity that in certain cases have been connected to hydraulic fracturing or to saltwater or drilling fluid disposal wells. In addition, at least one municipality in a state in which we operate, the City of Denton, Texas, followed others and attempted to ban hydraulic fracturing activities. This ban was overturned by the Texas Legislature. We cannot predict whether any other legislation or regulation will be enacted and if so, what its provisions would be. If additional levels of regulation and permits are required through the adoption of new laws and regulations at the federal, state or local level, it could lead to delays, increased operating costs, and prohibitions for producers who drill near our pipelines. These factors could reduce the volumes of natural gas and NGLs available to move through our gathering and other systems, which could materially adversely affect our financial condition, results of operations and cash flows and our ability to make cash distributions to our unitholders.

Pipeline operations involve numerous risks that may adversely affect our business and financial condition.

Operation of complex pipeline systems, gathering, treating and processing operations involves many risks, hazards and uncertainties. These events include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of the facilities below expected levels of capacity and efficiency and catastrophic events such as explosions, fires, earthquakes, hurricanes, floods, landslides or other similar events beyond our control. These types of catastrophic events could result in loss of human life, significant damage to property, environmental pollution and impairment of our operations, any of which could also result in substantial losses for which insurance may not be sufficient or available and for which we may bear a part or all of the cost. Costs of pipeline seepage over time may be mitigated through insurance, however, if not discovered within the specified insurance time period we would incur full costs for the incident. In addition, we could be subject to significant fines and penalties from regulators in connection with such events. For pipeline and storage assets located near populated areas, including residential communities, commercial business centers, industrial sites and other public gathering locations, the level of damage resulting from these catastrophic events could be greater.

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

We do not own a majority of the land on which our pipelines are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to retain necessary land use or re-route portions of our pipelines if we do not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies (including but not limited to Native American lands), and some of our agreements may grant us those rights for only a specific period of time. We are unable to predict the outcome of discussions with third parties, the governmental agencies, the appropriate Native American tribes, the tribes’ governing bodies, or the United States Bureau of Indian Affairs with respect to future arrangements or changes in applicable laws and the resulting costs, fees, bonds and taxes related to these leases, easements and rights-of-way, or grants of land rights. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, financial condition and results of operations and our ability to make cash distributions to our unitholders.

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

The full impact of the Dodd-Frank Act on our hedging activities as an end user is uncertain at this time, as the CFTC continues to promulgate final regulations for position limits. Although the margin rules have been finalized, the upcoming implementation of key provisions in the margin rules and the finalization of position limit provisions may create new regulatory burdens from these developments in addition to the various business conduct, recordkeeping and reporting rules resulting from the Dodd-Frank Act provisions currently in place. Moreover, longer term, fundamental changes to the swap market as a result of the Dodd-Frank Act requirements could significantly increase the cost of entering into and/or reduce the availability of new or existing swaps.

Depending on the final rules and definitions adopted by the CFTC, we might in the future be required to provide cash collateral for our commodities hedging transactions in circumstances in which we do not currently post cash collateral. Posting of such additional cash collateral could impact liquidity and reduce our cash available for capital expenditures or other partnership purposes. A requirement to post cash collateral could therefore reduce our willingness or ability to execute hedges to reduce commodity price uncertainty and thus protect cash flows. If we reduce our use of swaps as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

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

Our pipeline integrity program may impose significant costs and liabilities on us, while increased regulatory requirements relating to the integrity of our pipeline systems may require us to make additional capital and operating expenditures to comply with such requirements.

The Pipeline Safety Act of 2011 enacted January 3, 2012, amends the Pipeline Safety Improvement Act of 2002 in a number of significant ways, including:

•	reauthorizing funding for federal pipeline safety programs, increasing penalties for safety violations and establishing additional safety requirements for newly constructed pipelines;
•	requiring PHMSA to adopt appropriate new regulations requiring the use of automatic or remote-controlled shutoff valves on new or rebuilt pipeline facilities;
•	requiring operators of pipelines to verify MAOP and report exceedances within five days; and
•	requiring studies of certain safety issues that could result in the adoption of new regulatory requirements for new and existing pipelines, including changes to integrity management requirements for HCAs, and expansion of those requirements to areas outside of HCAs.

In August 2012, PHMSA published rules to update pipeline safety regulations to address some of the provisions included in the Pipeline Safety Act of 2011, including increasing maximum civil penalties from $0.1 million to $0.2 million per violation per day of violation and from $1.0 million to $2.0 million as a maximum amount for a related series of violations as well as changing PHMSA’s enforcement process. While PHMSA has issued several notices of proposed rulemaking to implement the Pipeline Safety Act, many of these regulations were not finalized before funding expired at the end of 2015. On June 22, 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act became law and reauthorized funding for PHMSA until 2019. In addition to reauthorizing funding, the PIPES Act requires PHMSA to complete the rulemaking requirements set forth in the Pipeline Safety Act of 2011. The PIPES Act also requires, among other things, PHMSA to adopt safety standards for underground natural gas storage facilities and small scale liquefied natural gas pipeline facilities, imposes new reporting requirements on operators of hazardous liquid pipelines, and grants PHMSA to issue emergency orders to address unsafe conditions and practices that constitute imminent hazards.

We may incur significant costs and liabilities resulting from implementing and administering pipeline and asset integrity programs and related repairs.

Pursuant to the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Safety Act of 2006 and the PIPES Act of 2016, the PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to:

•	perform ongoing assessments of pipeline integrity;
•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
•	maintain processes for data collection, integration and analysis;
•	repair and remediate pipelines as necessary; and
•	implement preventive and mitigating actions.

This legislation has resulted in increased penalties for safety violations, additional safety requirements for newly constructed pipelines, new reporting requirements, expanded regulatory authority for PHMSA to address emergency conditions, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. New rules proposed by PHMSA, address many areas of this legislation. Extending the integrity management requirements to our gathering lines, among other regulatory requirements being considered by PHMSA, would impose additional obligations on us and could add material cost to our operations.

Climate change regulation at the federal, state or regional levels could result in increased operating and capital costs for us and reduced demand for our services.

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement was signed by President Obama on August 26, 2016 and requires participating countries to “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. It is not clear at this time if the Trump Administration will remain committed to the Paris Agreement. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the CAA, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. The EPA has also expanded its existing GHG emissions reporting requirements to include upstream petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year. Some of our facilities are required to report under this rule, and operational and/or regulatory changes could require additional facilities to comply with GHG emissions reporting requirements. Furthermore, the EPA has finalized regulations that impose more stringent controls on methane and volatile organic compounds emissions from oil and gas development, production, and transportation operations. The EPA also has finalized regulations to impose greenhouse gas emission on the electric power sector, commonly referred to as the Clean Power Plan which, if implemented, could reduce the demand for fossil fuels. This regulation, however, remains the subject of an ongoing legal challenge and the Trump Administration has indicated that it may revisit, modify or revoke this rule, although the final outcome is uncertain at this time. In addition, almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, to acquire and surrender emission allowances with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.

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

•	whether we or Enbridge will pursue certain acquisitions or other business opportunities;
•	whether we will issue additional units or other equity securities or whether we will purchase outstanding units;
•	whether we or Enbridge Management will issue additional shares or other equity securities;
•	the amount of payments to Enbridge and its affiliates for any services rendered for our benefit;
•	the amount of costs that are reimbursable to Enbridge Management or Enbridge and its affiliates by us;
•	the enforcement of obligations owed to us by Enbridge Management, our General Partner or Enbridge, including obligations regarding competition between Enbridge and us; and
•	the retention of separate counsel, accountants or others to perform services for us and Enbridge Management.

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

We are included in the comprehensive insurance program that is maintained by Enbridge for its subsidiaries and affiliates through the policy renewal date of May 1, 2017. The comprehensive insurance program also includes property insurance coverage on our assets, except pipeline assets that are not located at major water crossings, including earnings interruption resulting from an insurable event. In the unlikely event multiple insurable incidents occur which exceed coverage limits within the same insurance period, the total insurance coverage will be allocated among the Enbridge entities on an equitable basis based on an insurance allocation agreement the Partnership has entered into with Enbridge, MEP, and another Enbridge subsidiary.

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

In addition, MEP and Midcoast Operating are restricted under their revolving credit facility and MEP’s note purchase agreement from making distributions to us in certain circumstances involving certain defaults thereunder or any events of defaults thereunder. It is likely that MEP may not be able to meet the total leverage ratio financial covenant under those agreements at some point during the term of the agreements without further action. If this were to occur, MEP would seek to take action to prevent a default, although there is no assurance that it would be successful. Any inability of MEP or Midcoast Operating to make distributions, or of Midcoast Operating to repay its indebtedness to us, could reduce our cash flows and affect our results of operations.

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

On January 24, 2017, the U.S. Treasury Department issued final regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the final regulations affect our ability to qualify as a publicly traded partnership.

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

Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. Our counsel is unable to opine as to the validity of such filing positions. A successful IRS challenge could also affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

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

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Treasury Department recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of our method. If the IRS were to challenge our method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

As a result of investing in our common units, unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in several states. Most of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is a unitholder’s responsibility to file all federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we may elect to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances and the manner in which the election is made and implemented has yet to be determined. If we are unable to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

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

Item 3. Legal Proceedings

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on our financial condition. The disclosures included in Part II, Item 8. Financial Statements and Supplementary Data, under Note 25. Commitments and Contingencies, address the matters required by this item and are incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our Class A common units are listed and traded on the NYSE, the principal market for the Class A common units, under the symbol “EEP.” The quarterly price ranges per Class A common unit and cash distributions paid per unit for 2016 and 2015 are summarized as follows:

	First	Second	Third	Fourth
2016 Quarters
High	$24.22	$23.46	$25.49	$26.37
Low	$14.27	$16.86	$21.97	$21.78
Cash distributions paid	$0.58300	$0.58300	$0.58300	$0.58300
2015 Quarters
High	$41.39	$38.53	$34.49	$29.99
Low	$35.07	$32.93	$22.40	$19.31
Cash distributions paid	$0.57000	$0.57000	$0.58300	$0.58300

On February 14, 2017, the last reported sales price of our Class A common units on the NYSE was $18.28. As of January 20, 2017, there were approximately 929 registered holders of record of Class A common units. The number of registered holders does not include unitholders whose units are held in trust by other entities. There is no established public trading market for our Series 1 Preferred units, Class B common units, Class D units, Class E units or Incentive Distribution Units, or IDUs, all of which are held directly or indirectly by the General Partner, or our i-units, all of which are held by Enbridge Management.

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

	December 31,
	2016(1)	2015(1)	2014	2013	2012
	(in millions, except per unit amounts)
Income Statement Data:
Operating revenues(2)	$4,481.9	$5,146.1	$7,964.7	$7,117.1	$6,706.1
Operating expenses(2)(3)(4)(5)	4,153.8	4,464.5	6,878.0	6,676.7	5,812.9
Operating income	328.1	681.6	1,086.7	440.4	893.2
Interest expense	(445.5)	(322.0)	(403.2)	(320.4)	(345.0)
Allowance for equity used during construction(6)	45.5	70.3	57.2	43.1	11.2
Other income (expense)	31.5	29.3	8.9	16.0	(1.2)
Income tax expense	(0.9)	(4.9)	(9.6)	(18.7)	(8.1)
Net income (loss)	(41.3)	454.3	740.0	160.4	550.1
Less: Noncontrolling interest	26.4	221.1	263.3	88.3	57.0
Series 1 preferred unit distributions	90.0	90.0	90.0	58.2	—
Accretion of discount on Series 1 preferred units	4.7	11.2	14.9	9.2	—
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(162.4)	$132.0	$371.8	$4.7	$493.1
Net income (loss) allocable to common units and i-units	$(376.5)	$(84.8)	$218.4	$(122.7)	$369.2
Net income (loss) per common unit and i-unit (basic and diluted)(7)	$(1.08)	$(0.25)	$0.67	$(0.39)	$1.27
Cash distributions paid per limited partner unit outstanding	$2.3320	$2.3060	$2.1970	$2.1740	$2.1520
Financial Position Data (at year end):
Property, plant and equipment, net	$16,722.6	$17,412.4	$15,692.7	$13,176.8	$10,937.6
Total assets(8)	18,110.1	18,774.3	17,726.5	14,880.5	12,773.0
Long-term debt, excluding current maturities(8)(9)	7,884.4	7,728.4	6,654.8	4,756.4	5,477.9
Note payable to General Partner	750.0	—	306.0	318.0	330.0
Partners’ capital:
Series 1 preferred units(10)	1,191.5	1,186.8	1,175.6	1,160.7	—
Class D units(11)	2,517.6	2,517.6	2,516.8	—	—
Class E units(12)	778.2	778.2	—	—	—
Class A common units(13)	—	—	235.5	2,979.0	3,590.2
Class B common units	—	—	—	65.3	83.9
i-units(14)	—	212.6	712.6	1,291.9	801.8
Incentive distribution units(15)	495.2	495.0	493.0	—	—
General Partner	(666.8)	147.4	198.3	301.5	299.0
Accumulated other comprehensive loss	(339.3)	(370.0)	(211.4)	(76.6)	(320.5)
Noncontrolling interest	3,846.1	3,944.5	3,609.0	1,975.6	793.5
Partners’ capital	$7,822.5	$8,912.1	$8,729.4	$7,697.4	$5,247.9
Cash Flow Data:
Cash flows provided by operating activities(3)(4)(5)	$1,415.7	$1,030.8	$816.8	$1,212.4	$851.0
Cash flows used in investing activities	$1,066.3	$2,126.4	$2,976.6	$2,642.9	$1,906.6
Cash flows provided by (used in) financing activities activities(9)(10)(11)(12)(13)(14)(15)	$(388.7)	$1,045.8	$2,192.9	$1,367.4	$860.6
Additions to property, plant and equipment, and acquisitions included in investing activities, net of cash acquired	$1,091.3	$2,201.8	$2,933.8	$2,410.8	$1,739.9

(1)	Our income statement, financial position and cash flow data reflect the following acquisitions and dispositions:

Date of Acquisition or Disposition	Description of Acquisition or Disposition
August 2016	MEP disposition of trucks, trailers and related facilities
July 2015	MEP disposition of propylene pipeline
July 2015	MEP disposition of Tinsley crude oil pipeline, storage facilities and docks
February 2015	MEP acquisition of a Texas midstream business

(2)	Operating Decreases in “Operating revenues” and “Commodity costs” for the years ended December 31, 2016 and 2015, are primarily due to decreases in commodity prices and the resulting decrease in volumes from reduced drilling activities.
(3)	Operating results for the years ended December 31, 2016, 2014, 2013 and 2012, were affected by costs incurred in connection with the crude oil releases on Lines 6A and 6B of our Lakehead system. In connection with these incidents for the years ended December 31, 2016, 2014, 2013 and 2012 we accrued costs of $15.0 million, $85.9 million, $302.0 million and $55.0 million, respectively, for emergency response, environmental remediation and cleanup activities associated with the crude oil releases, before insurance recoveries and excluding fines and penalties. For the year ended December 31, 2015, there were no costs accrued in connection with the aforementioned incidents. For the year ended December 31, 2016, we reduced our cost accrual by $8.0 million for revisions to our estimates. In addition, for the years ended December 31, 2016, 2013 and 2012, we recognized $10.0 million, $42.0 million and $170.0 million, respectively, in insurance recoveries related to such incidents. For the years ended December 31, 2015 and 2014 there were no insurance recoveries recognized for the aforementioned incidents. Based on our current estimate of costs associated with these crude oil releases through December 31, 2016, Enbridge and its affiliates, including us, have exceeded the limits of coverage under this insurance policy; however we are in litigation to recover the remaining $103.0 million balance of our aggregate insurance coverage, but there can be no assurance that we will collect the remaining insurance balance.
(4)	Operating results for the year ended December 31, 2012 were affected by $8.9 million of estimated costs accrued in connection with the July 27, 2012 crude oil release on Line 14 of our Lakehead system. The $10.5 million accrual is inclusive of approximately $1.6 million of lost revenue and excludes any potential fines or penalties.
(5)	Operating results for the years ended December 31, 2016, 2015, and 2014 were impacted by $767.7 million, $74.8 million, and $15.6 million, respectively, of asset impairments, as discussed in Item 8. Financial Statements and Supplementary Data, Note 11. Property, Plant and Equipment. Operating results for the year ended December 31, 2015 were also impacted by a $246.7 million goodwill impairment charge recognized during the second quarter of 2015, as discussed in Item 8. Financial Statements and Supplementary Data, Note 15. Goodwill.
(6)	Since October 2011, we and Enbridge have announced multiple expansion projects that have or will provide increased access to refineries in the U.S. Upper Midwest and in Canada in the provinces of Ontario and Quebec for light crude oil produced in western Canada and the United States. These projects collectively referred to as the Eastern Access Projects and Mainline Expansion Projects, cost approximately $2.7 billion and $2.4 billion, respectively. These projects have been undertaken on a cost-of-service basis and are funded 75% by our General Partner and 25% by the Partnership under the Eastern Access Joint Funding Agreement and Mainline Expansion Joint Funding Agreement, as amended. In conjunction with our application of the provisions of regulatory accounting, we recorded allowance for equity used during construction, or AEDC, of $29.5 million, $60.0 million and $54.7 million, for the years ended December 31, 2016, 2015 and 2014, respectively, which is recorded in “Allowance for equity used during construction” in our consolidated statements of income.
(7)	The allocation of net income (loss) to the General Partner, including income allocations for Class D units, Class E units and IDUs, in the following amounts has been deducted before calculating income (loss) from continuing operations per common unit and i-unit: 2016, $238.4 million; 2015, $234.7 million; 2014, $163.9 million; 2013, $144.1 million; and 2012, $129.3 million.
(8)	Prior year amounts have been retrospectively adjusted upon adoption of ASU 2015-03, which requires presentation of debt issuance costs in the statement of financial position as a reduction to the carrying amount of Long-term debt, rather than as an asset. For further information, refer to Item 8. Financial Statements and Supplementary Data, Note 3. Changes in Accounting Policy.
(9)	Our financial position and cash flow data include the effect of the following debt issuances and debt repayments:

Date of Debt Issuance	Debt Type	Amount of Debt Issuance
October 2015	4.375% Senior Notes	$500
October 2015	5.875% Senior Notes	$500
October 2015	7.375% Senior Notes	$600
September 2014	3.560% MEP Senior Notes	$75
September 2014	4.040% MEP Senior Notes	$175
September 2014	4.420% MEP Senior Notes	$150
•	For the year ended December 31, 2016 we repaid $300.0 million of our 5.875% senior notes due in 2016.
•	For the year ended December 31, 2015 there were no debt repayments.
•	For the year ended December 31, 2014 we repaid $200.0 million of our 5.350% senior notes due in 2014.
•	For the year ended December 31, 2013 we repaid $200.0 million of our 4.750% senior notes due in 2013.
•	For the year ended December 31, 2012 we repaid $100.0 million of our 7.900% senior notes due in 2012.
(10)	On May 8, 2013, we issued a total of 48.0 million Series 1 preferred units. The Series 1 preferred units are entitled to cash distributions of 7.50% of the issue price, payable quarterly, and are convertible into Class A common units on or after June 1, 2018, at a conversion price of $27.78 per unit plus any accrued, accumulated and unpaid distributions, excluding the quarterly distributions deferred for the first full twenty quarters ending June 30, 2018, as adjusted for splits, combinations and unit distributions.
(11)	On July 1, 2014, we issued a total of 66.1 million Class D units, which are owned by a subsidiary of the General Partner. The Class D units carry a distribution equal to the quarterly distribution on the Class A common units. The Class D units are convertible on a one-for-one basis into Class A common units at any time after the fifth anniversary of the closing date, at the holder’s option.
(12)	On January 2, 2015, we issued a total of approximately 18.1 million Class E units, which are owned by a subsidiary of the General Partner. Class E units are entitled to the same distributions as Class A common units held by the public and are convertible into Class A common units on a one-for-one basis at the General Partner’s option. The Class E units are redeemable at our option after 30 years, if not earlier converted by the General Partner.
(13)	Our financial position and cash flow data include the effect of the following limited partner unit issuances:

Date of Unit Issuance	Class of Limited Partnership Interest	Number of Units Issued	Net Proceeds Including General Partner Contribution
March 2015	Class A	8,000,000	$294.8
September 2012	Class A	16,100,000	$456.2
May 2012	Class A	64,464	$2.0
•	In May 2012 we issued Class A common units in connection with land acquisitions.

(14)	Our financial position and cash flow data include the effect of the following distributions:

Fiscal Year	Amount of Distribution of i-units to i-unit Holders(a)	Retained from General Partner	Distribution of Cash
2016	$179.1	$3.7	$864.2
2015	$161.2	$3.3	$835.9
2014	$143.9	$3.0	$727.8
2013	$113.8	$2.3	$708.9
2012	$85.0	$1.7	$660.3
(a)	The quarterly in-kind distributions of 8.6 million, 5.0 million, 4.6 million, 3.8 million and 2.6 million i-units during 2016, 2015, 2014, 2013, 2012, respectively were made to Enbridge Management in lieu of cash distributions.
(15)	On July 1, 2014, we issued a total of 1,000 Incentive distribution units, or IDUs, which are owned by a wholly-owned subsidiary of the General Partner. The IDUs are entitled to receive 23% of the incremental distributions we pay in excess of the $0.5435 per common unit and Class D unit per quarter.

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

Strategic Review

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

We and Enbridge have previously announced that our strategic review is ongoing with the objectives of improving our financial position and future outlook. On January 26, 2017, our Board approved three initial strengthening actions which together alleviate short-term capital expenditure requirements and enhance our cash flows. First, our Board of Directors approved a joint funding arrangement with our General Partner for the U.S. L3R Program whereby our General Partner paid us approximately $450 million for a 99% interest in the project, including our share of the construction costs to date and other incremental amounts. Through this arrangement, we maintain a strong cash-generating significant opportunity to invest in a strategic growth project, while obtaining relief from funding requirements during the construction period. Refer to Future Prospects for Liquids — Line 3 Replacement Program for further details.

Second, we utilized the funds received from the U.S. L3R Program to exercise our option under the Eastern Access joint funding agreement to acquire an additional 15% interest in the Eastern Access Projects, at its book value of approximately $360 million, which is now in service. The additional interest is expected to generate additional cash flows and is highly complementary to our existing core liquids pipeline business. Refer to Future Prospects for Liquids — Eastern Access Projects for further details.

Third, MEP entered into the Merger Agreement with our General Partner whereby our General Partner will acquire, for cash, all of the outstanding publicly held Class A common units of MEP. This action enables us to retain more of our cash flow, reduces our costs associated with an additional public company and simplifies our corporate structure. Refer to Future Prospects for Natural Gas for further details.

Our strategic review is ongoing and considering: (i) the sustainability of our current level of distributions to unitholders, (ii) further cost efficiency measures, (iii) the potential extension of existing supportive actions by Enbridge, (iv) the sale of a portion or all of our remaining interests in the natural gas gathering and processing assets, including to Enbridge, and; (v) potential further restructuring of the general partner incentive distribution rights. Enbridge has indicated that at this time it is not planning a buy-in of us and that it expects that we will remain a publicly-traded limited partnership subsequent to the strategic review and resulting actions. The review is expected to continue into the second quarter of 2017.

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

The following table reflects our operating income by business segment and corporate charges for each of the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
	(in millions)
Operating income (loss)
Liquids	$490.8	$994.0	$938.9
Natural Gas	(149.0)	(298.0)	158.4
Other	(13.7)	(14.4)	(10.6)
Total operating income	328.1	681.6	1,086.7
Interest expense	(445.5)	(322.0)	(403.2)
Allowance for equity used during construction	45.5	70.3	57.2
Other income	31.5	29.3	8.9
Income (loss) before income tax expense	(40.4)	459.2	749.6
Income tax expense	(0.9)	(4.9)	(9.6)
Net income (loss)	(41.3)	454.3	740.0
Less: Net income attributable to:
Noncontrolling interest	26.4	221.1	263.3
Series 1 preferred unit distributions	90.0	90.0	90.0
Accretion of discount on Series 1 preferred units	4.7	11.2	14.9
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(162.4)	$132.0	$371.8

Highlights

Liquids

Our Liquids segment operating income decreased $503.2 million for the year ended December 31, 2016, as compared with the same period in 2015, primarily as a result of an impairment loss of $756.7 million on the Sandpiper Project that was recognized during the third quarter of 2016. The decrease in operating income was partially offset by increased revenues from additional assets placed in service and an increase in volumes on our systems. In 2015, $1.6 billion of additional assets were placed into service on our Lakehead system, including portions of the Eastern Access, Mainline Expansion and other projects. Average daily volumes delivered on our liquids systems increased 260,000 Bpd, or 9.0%, for the year ended December 31, 2016, when compared with the same period in 2015, due to increased capacity from the expansions mentioned above.

Natural Gas

Our Natural Gas segment operating loss decreased $149.0 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily due to a goodwill impairment charge of $246.7 million recognized during the year ended December 31, 2015. No similar charge was recorded during the same period in 2016. The reduction in impairment charges was partially offset by reduced natural gas production volumes due to the commodity price environment for natural gas, NGLs, condensate and crude oil which continues to impact production volumes. The average daily volumes of our major systems for the year ended December 31, 2016 decreased by approximately 285,000 million British thermal units per day, or MMBtu/d, or 14%, as compared to the same period in 2015 and the average NGL production for the year ended December 31, 2016, decreased 12,789 Bpd, or 16%, as compared to the same period in 2015.

Derivative Transactions and Hedging Activities

Contractual arrangements expose us to market risks associated with changes in (1) commodity prices where we receive crude oil, natural gas or NGLs in return for the services we provide or where we purchase natural gas or NGLs and (2) interest rates on our variable rate debt. Our unhedged commodity position is fully exposed to fluctuations in commodity prices, which can be significant during periods of price volatility. We use derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics, to manage the risks associated with market fluctuations in commodity prices and interest rates, as well as to reduce variability in our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices or interest rates. Derivative financial instruments that do not receive hedge accounting under the provisions of authoritative accounting guidance create volatility in our earnings that can be significant. However, these fluctuations in earnings do not affect our cash flow. Cash flow is only affected when we settle the derivative instrument.

We record all derivative instruments in our consolidated financial statements at fair market value pursuant to the requirements of applicable authoritative accounting guidance. We record changes in the fair value of our derivative financial instruments that do not receive hedge accounting in our consolidated statements of income as follows:

•	Liquids segment commodity-based derivatives — “Transportation and other services”
•	Natural Gas segment commodity-based derivatives — “Commodity sales” and “Commodity costs”
•	Interest rate derivatives — “Interest expense”

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net changes in fair value associated with our derivative financial instruments:

	December 31,
	2016	2015	2014
	(in millions)
Liquids segment:
Non-qualified hedges	$(8.7)	$(15.5)	$13.6
Natural Gas segment:
Hedge ineffectiveness	—	(4.1)	5.6
Non-qualified hedges	(112.1)	(54.2)	152.9
Commodity derivative fair value net gains (losses)	(120.8)	(73.8)	172.1
Other:
Interest rate hedge ineffectiveness	(6.5)	98.9	(100.1)
Derivative fair value net gains (losses)	$(127.3)	$25.1	$72.0

RESULTS OF OPERATIONS — BY SEGMENT

Liquids

Our Liquids segment includes the operations of our Lakehead, North Dakota and Mid-Continent systems. We provide a detailed description of each of these systems in Item 1. Business. The following table sets forth the operating results and statistics of our Liquids segment assets for the periods presented:

	December 31,
	2016	2015	2014
	(in millions)
Operating Results:
Operating revenue	$2,515.9	$2,303.4	$2,070.4
Operating expenses:
Environmental costs, net of recoveries	2.2	3.1	97.3
Operating and administrative	561.9	605.9	500.8
Power	277.4	259.5	226.6
Depreciation and amortization	426.5	378.4	306.8
Asset Impairment	757.1	62.5	—
Total operating expenses	2,025.1	1,309.4	1,131.5
Operating income	$490.8	$994.0	$938.9
Operating Statistics
Lakehead system:
United States(1)	1,968	1,869	1,669
Canada(1)	606	446	444
Total Lakehead system delivery volumes(1)	2,574	2,315	2,113
Barrel miles (billions)	724	640	582
Average haul (miles)	768	757	755
Mid-Continent system delivery volumes(1)	188	212	200
North Dakota system:
Trunkline(1)	378	351	315
Gathering(1)	—	2	3
Total North Dakota system delivery volumes(1)	378	353	318
Total Liquids segment delivery volumes(1)	3,140	2,880	2,631

(1)	Average barrels per day in thousands.

Year ended December 31, 2016 compared with year ended December 31, 2015

Operating income of our Liquids segment for the year ended December 31, 2016, decreased $503.2 million, as compared with the same period in 2015, primarily due to increased impairment charges of $694.6 million. During the year ended December 31, 2016, we recorded a $756.7 million impairment loss on the Sandpiper Project. For further details, see Future Prospects Updates for Liquids — Recent Developments — Sandpiper Project. During the year ended December 31, 2015, we recorded a $62.5 million impairment loss to write off the remaining carrying value of our Berthold rail facility due to contracts that were not renewed.

Operating revenues of our Liquids segment increased $212.5 million for the year ended December 31, 2016, as compared to the same period in 2015. Operating revenue on the Lakehead system increased $247.2 million for the year ended December 31, 2016, as compared with the same period in 2015, primarily due to an increase of $207.7 million from increased surcharge revenue for projects subject to regulatory accounting. This increase is a result of placing $1.6 billion of additional assets into service on the Lakehead system in 2015. These additional assets placed into service included components of the Eastern Access, Mainline Expansion, and other expansion projects. These amounts were partially offset by a $71.8 million decrease in rates due to greater qualifying volume credits related to Lakehead toll revenues and an $11.7 million decrease due to a surcharge adjustment that was retrospectively adopted on January 1, 2016.

The Lakehead system experienced a period over period increase of 259,000 Bpd in average daily delivery volumes, which resulted in an $105.3 million increase in operating revenues period over period. Increased volumes on the Lakehead system were a result of additional system capacity from the assets that were placed into service, as mentioned above, and increased downstream demand from the completion of certain Enbridge Light Oil Market Access Program projects that expanded access to markets in the Midwest and Eastern Canada for growing volumes of light oil production.

The increase in operating income on the Lakehead system was offset by an approximate $21 million decrease due to the impact of extreme wildfires in northeastern Alberta during the year ended December 31, 2016, as compared to the same period in 2015. The impact of the wildfires during the first week of May 2016 in northeastern Alberta hindered throughput in the second quarter of 2016 as certain upstream facilities were temporarily shut down resulting in disruption of service on the Lakehead System. The reduced system deliveries decreased operating revenue by approximately $30 million and power costs by approximately $9 million for the year ended December 31, 2016. Oil sands production substantially came back online by the end of June 2016.

Operating revenue on the North Dakota system decreased $37.5 million for the year ended December 31, 2016, as compared with the same period in 2015, primarily due to lower average rates and lower rail revenues. Operating revenues on the Berthold rail facility decreased $24.5 million as a result of expired contracts. In addition, North Dakota system operating revenues decreased $14.5 million as certain surcharge rates subject to an annual adjustment were decreased effective April 1, 2016 and 2015. Two of those surcharges, the Phase 5 Looping and the Phase 6 Mainline surcharges, accounted for $18.5 million of the decrease. These two surcharges, which expired at the end of 2016, accounted for $31.0 million of total operating revenues in 2016.

Offsetting these decreases in operating revenue on the North Dakota system was an increase in operating revenue of $7.2 million from an increase of 25,000 Bpd in average daily delivery volumes. Increased volumes on the North Dakota system were also a result of increased downstream demand from the completion of certain Enbridge Light Oil Market Access Program projects and by volumes shifting from other higher cost alternatives such as transportation by rail.

Environmental costs, net of recoveries, decreased $0.9 million for the year ended December 31, 2016 when compared with the same period in 2015. This decrease is primarily related to an $8.0 million decrease in the Line 6B crude oil release accrual due to optimization of our remedial investigation reporting and savings related to our residual oil monitoring and maintenance in the fourth quarter of 2016 and $10.0 million in insurance recoveries associated with the Line 6A crude oil release in the third quarter of 2016. No similar activity occurred during the same period of 2015. This decrease is primarily offset by a $15.0 million increased cost accrual in the first quarter of 2016 for estimated fines and penalties associated with the Line 6B crude oil release.

The decrease of $44.0 million in operating and administrative expenses period over period was primarily due to a decrease of $66.2 million in pipeline integrity costs. The decrease in pipeline integrity costs relates to $79.1 million for the year ended December 31, 2015 for the hydrostatic test on Line 2B. There were no such costs for the year ended December 31, 2016. This decrease was offset by an increase of $25.5 million in property tax expense. This cost increase primarily resulted from the additional assets placed into service as discussed above. The decrease was also partially offset by $9.0 million in Sandpiper Project related costs.

Power costs increased $17.9 million for the year ended December 31, 2016 when compared with the year ended 2015, primarily as a result of increased volumes on our systems.

The increase in depreciation expense of $48.1 million for the year ended December 31, 2016, when compared with the same period in 2015, is directly attributable to additional assets placed into service, primarily on projects discussed above.

Year ended December 31, 2015 compared with year ended December 31, 2014

Operating income of our Liquids segment for the year ended December 31, 2015, increased $55.1 million, as compared with the same period in 2014, primarily due to the reasons discussed below.

Operating revenue increased $233.0 million for the year ended December 31, 2015, when compared with the same period in 2014. Operating revenue increased $25.2 million, due to higher average rates. Operating revenue also increased $223.8 million from increased surcharge revenue for projects on our Lakehead system subject to regulatory accounting, primarily as a result of placing $2.7 billion and $1.6 billion of assets into service on the Lakehead system in 2014 and 2015, respectively. These additional assets placed into service included components of the Eastern Access, Mainline Expansion Projects and other expansion projects. This amount was partially offset by a $101.4 million decrease in rates due to greater qualifying volume credits related to Lakehead toll revenues. Qualifying volume credits represent a contractual obligation, which were introduced with the original Southern Access and Alberta Clipper expansions, to return a portion of revenue to our shippers when volumes shipped exceed certain predetermined levels. Once these predetermined levels are exceeded, the expansion projects are earning their full cost-of-service. Hence, to limit project earnings to agreed levels, the credits are returned to the shippers through the tolls.

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

During the year ended December 31, 2015, we recorded a non-cash impairment loss of $62.5 million to write off the remaining carrying value of our Berthold rail facility due to contracts that were not renewed subsequent to 2016. There were no such asset impairment charges for the year ended December 31, 2014.

The increase in depreciation expense of $71.6 million for the year ended December 31, 2015, when compared with the same period in 2014, is directly attributable to additional assets placed into service, primarily on projects discussed above.

Future Prospects Update for Liquids

We currently have a multi-billion dollar growth program underway, with projects coming into service in 2019, in addition to options to increase our economic interest in projects that are jointly funded by Enbridge and us. On January 27, 2017, we announced two initial strengthening actions are being undertaken in our liquids business, which together alleviate short-term capital expenditure requirements and enhance our cash flows.

•	Our Board of Directors approved a joint funding agreement with our General Partner for the U.S. L3R Program. Through this arrangement, we maintain a strong cash-generating significant opportunity to invest in a strategic growth project, while obtaining relief from funding requirements during the construction period. Refer to Line 3 Replacement Program below for further details.
•	Additionally, we exercised our option under the Eastern Access Joint Funding Agreement to acquire an additional 15% interest in the Eastern Access Projects, at its book value of approximately $360 million, which is now in service. Refer to Eastern Access Projects below for further details.

Recent Developments

Bakken Pipeline System

On August 2, 2016, we announced that we had entered into an agreement with Marathon Petroleum Corporation, or MPC, to form a new joint venture, MarEn Bakken Company LLC, or MarEn, which in turn had entered into an agreement with Bakken Holdings Company LLC, or Bakken Holdings, an affiliate of Energy Transfer Partners, L.P. and Sunoco Logistics Partners L.P., to, among other things, acquire a 49% equity interest in Bakken Pipeline Investments LLC, or BPI. BPI owns 75% of the Bakken Pipeline System. Under this arrangement, we and MPC indirectly hold 75% and 25%, respectively, of the joint venture’s 49% interest in BPI. This transaction was closed on February 15, 2017. The purchase price of our effective 27.6% interest in the Bakken Pipeline was $1.5 billion.

We funded the $1.5 billion acquisition through a bridge loan provided by an affiliate of our General Partner. The bridge loan will remain in place until a joint funding arrangement with our General Partner is finalized. A special committee of independent directors of the board of Enbridge Management has been established to consider a proposal from our General Partner, on behalf of Enbridge, that would establish a joint funding arrangement for this investment. This arrangement remains subject to the review of the conflicts committee of the Board of our General Partner.

The Bakken Pipeline System, which consists of the Dakota Access Pipeline, or DAPL, and the Energy Transfer Crude Oil Pipeline, or ETCOP, projects, will transport crude oil from the Bakken formation in North Dakota to markets in eastern PADD II and the U.S. Gulf Coast. DAPL consists of 1,172 miles of 30-inch pipeline from the Bakken/Three Forks production area in North Dakota to Patoka, Illinois. It is expected to initially deliver in excess of 470,000 Bpd of crude oil and has the potential to be expanded to 570,000 Bpd. ETCOP consists of 62 miles of new 30-inch diameter pipe, 686 miles of converted 30-inch diameter pipe, and 40 miles of converted 24-inch diameter pipe from Patoka, Illinois to Nederland, Texas.

Sandpiper Project

On September 1, 2016, we announced that we applied for the withdrawal of regulatory applications for the Sandpiper Project pending with the Minnesota Public Utilities Commission, or MNPUC, because we concluded that the project should be delayed until such time as crude oil production in North Dakota recovers sufficiently to support development of new pipeline capacity. Based on updated projections, we expect that this pipeline capacity will not likely be needed until beyond our current five-year planning horizon. On October 28, 2016, the MNPUC approved our application to withdraw the regulatory applications without conditions and issued the written order on November 10, 2016.

In connection with the above announcement and other factors, we evaluated the Sandpiper Project for impairment and determined that the project was impaired. In the third quarter of 2016, we recorded an asset impairment of $762.6 million, including related project costs. Of the total amount, $269.6 million was attributable to noncontrolling interest with respect to MPC’s ownership interests, and $493.0 million was attributable to our general and limited partner ownership interests. For further details, see Item 1. Financial Statements, Note 11. Property, Plant and Equipment.

Regulatory Permitting

Our multi-billion dollar growth program includes investments in joint ventures as described above and organic growth projects. In recent years, proposed projects in our industry have faced unexpected extensions in the regulatory permitting process, which has created delays in and uncertainty related to timing of certain projects. Delays in the in service dates of our projects may have a significant impact on our forecasts and our financial results.

In addition environmental and indigenous opposition to the construction and operation of pipelines has impacted the industry, including Enbridge. We undertake in extensive engagements with all stakeholders that are impacted by our projects in order to meet the needs of the public and ensure that issues are identified and managed. This effort includes land owners, communities, all levels of government and Tribal leadership, regulators and permitting agencies.

Renewal of Line 5 Easement

On January 4, 2017, the Tribal Council of the Bad River Band of Lake Superior Tribe of Chippewa Indians, or the Band, voted not to renew its interest in certain Line 5 easements through the Bad River Reservation. Line 5 is included within the Lakehead system. The Band’s resolution calls for decommissioning and removal of the pipeline from all Bad River lands and watershed. The Tribal Resolution may impact Enbridge’s ability to operate the pipeline on the Reservation. Since the Band passed the resolution, the parties have held discussions about the possiblity of engaging in a facilitated mediation process, with the objective of resolving the Band’s concerns on a long-term basis.

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

Declines in the crude oil price downturn may result in deferral of some oil sands projects. However, we expect that projects already under construction will be finished and enter production. In addition, current production volumes from the oil sands are unlikely to decrease absent an operational upset at any of the oil sands operations. Accordingly, we do not anticipate significant changes in our short-term crude oil volume outlook. Our long-term growth in volumes and additional infrastructure expansion will depend on long-term fundamentals. During this period of uncertainty, we believe our pipeline systems are positioned to capture incremental pipeline capacity needs with lower cost, smaller scale expansions of our large Lakehead pipeline system. Financial impacts to our Lakehead pipeline system, in the event the rate of growth were to slow or volumes were to decline, is muted by our cost-of-service agreements, toll structures and demand to transport crude oil from existing production.

Tight sands oil production in any basin in North America will be comparatively more sensitive to the short-term changes in commodity prices due to the production profile associated with tight sands oil wells. Accordingly, we expect a reduction in the growth rate for North American tight sands and shale oil. We believe that rail will be the source of transportation most directly impacted by any declines in production due to its comparatively higher cost relative to pipeline transportation. However, current pricing may put short-term pressure on our North Dakota and Mid-Continent assets which source production from tight sand formations.

We do not believe that the decline in crude oil prices will impact our liquids segment meaningfully in the short-term. However, a long-term decline in crude oil prices could have a more significant impact on future production and our rate of growth.

Expansion Projects

The table and discussion below summarizes our commercially secured projects for the Liquids segment, which have been recently placed into service or will be placed into service in future periods:

Projects	Total Estimated Capital Costs	Expected In-Service Date	Funding
	(in millions)
Line 3 Replacement Program(1)	$2,600	2019	Joint	(2)
Eastern Access Projects:
Line 6B Expansion	320	Complete	Joint	(3)
U.S. Mainline Expansions:
Line 61 (Additional tankage)	380	Complete	Joint	(4)
Line 61 (1,200,000 Bpd capacity)(5)	435	2019	Joint	(4)

(1)	As discussed under Line 3 Replacement Program below, the expected cost and in-service date of this project are under review by us in light of the schedule for regulatory review and approval communicated by the MNPUC on October 28, 2016.
(2)	As discussed under Line 3 Replacement Program below, the Conflicts Committee and Board of Directors approved a joint funding agreement with the General Partner for the U.S. L3R Program. The General Partner will fund 99% and we will fund 1% of the capital cost of the U.S. L3R Program.
(3)	Jointly funded 25% by us and 75% by our General Partner under the Eastern Access Joint Funding agreement. Estimated capital costs are presented at 100% before our General Partner’s contributions.
(4)	Jointly funded 25% by us and 75% by our General Partner under the Mainline Expansion Joint Funding agreement. Estimated capital costs are presented at 100% before our General Partner’s contributions.
(5)	Estimated in-service date will be adjusted to coincide with the in-service date of the Line 3 Replacement Program and the impact of cost to be reviewed. In 2015, we completed the expansion of pipeline capacity to 950,000 Bpd.

Line 3 Replacement Program

In 2014, we and Enbridge jointly announced that shipper support was received to replace portions of the existing 1,031-mile Line 3 pipeline on the Canadian Mainline/Lakehead system between Hardisty, Alberta, Canada and Superior, Wisconsin. Our portion of the Line 3 Replacement Program, referred to as the US L3R Program, includes replacing 358 miles from the U.S./Canadian border at Neche, North Dakota to Superior, Wisconsin. The L3R Program will support the safety and operational reliability of the system, enhance flexibility, allow us and Enbridge to optimize throughput on the mainline system, and will restore approximately 370,000 Bpd capacity from Western Canada into Superior, Wisconsin.

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

On February 1, 2016, the MNPUC issued a written order, or the US L3R Order, joining the Line 3 Certificate and Route Permit dockets and requiring the Minnesota Department of Commerce, or DOC, to prepare a final Environmental Impact Statement, or EIS, before the Certificate and Route Permit processes commence, and sent the cases to the Office of Administrative Hearings, or OAH, with direction to restart the process. On February 5, 2016, we filed a Petition for Reconsideration of the requirement to provide a final EIS ahead of the commencement of the Certificate and Route Permit proceedings noted in the US L3R Order. At a hearing held on March 24, 2016 the MNPUC denied the Petition for Reconsideration.

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

At the hearing on October 28, 2016, the MNPUC also approved the scope of the EIS. The MNPUC’s decision was confirmed in a written order on November 30, 2016. The DOC published the EIS Public Notice on December 5, 2016, which provided greater clarity with respect to the timeline for the regulatory approval of the US L3R Program in Minnesota. On December 20, 2016, two intervenors filed petitions for reconsideration of the MNPUC’s November 30, 2016 order. We filed a response on January 3, 2017. The MNPUC denied the petitions at a hearing which took place on February 9, 2017. We are currently evaluating the impact of the MNPUC’s November 30, 2016 order on the cost and in-service date of this project. It is possible, under the schedule approved by the MNPUC, that the in-service date could be delayed, at least until later in 2019.

On January 26, 2017, our Board of Directors approved a joint funding agreement with our General Partner for the U.S L3R Program. Under the terms of the agreement, our General Partner and we will fund 99% and 1% of the capital cost of the U.S. L3R Program, respectively. We have an option to increase our interest up to 40% in the U.S. portion at book value at any time up to four years after the project goes into service. Our General Partner paid us approximately $450 million for its 99% interest in the project, including our share of the construction costs to date and other incremental amounts.

We will recover our costs based on our existing Facilities Surcharge Mechanism, or FSM, with the initial term being 15 years. For purposes of the toll surcharge, the agreement specifies a 30 year recovery of the capital based on a cost-of-service methodology.

Light Oil Market Access Program

We and Enbridge have invested in a Light Oil Market Access Program to expand access to markets for growing volumes of light oil production. This program responds to significant developments with respect to supply of light oil from U.S. north central formations and western Canada, as well as refinery demand for light oil in the U.S. Midwest and eastern Canada. The Light Oil Market Access Program includes several projects that will further expand capacity on our U.S. mainline system, upsize the Eastern Access Projects and provide additional access to U.S. Midwestern refineries.

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

We will operate the Eastern Access Projects on a cost-of-service basis. The Eastern Access Projects were funded 75% by our General Partner and 25% by us under the Eastern Access Joint Funding Agreement. On January 26, 2017, we exercised our option under the Eastern Access Joint Funding Agreement to acquire an additional 15% interest in the Eastern Access Projects, at its book value of approximately $360 million, which is now in service.

U.S. Mainline Expansion

The U.S. Mainline Expansion Projects include a series of crude oil pipeline expansion projects for our mainline pipeline system between Neche, North Dakota, and Flanagan, Illinois. These projects include the expansion of our existing 36-inch diameter Alberta Clipper pipeline, or Line 67 and our existing 42-inch diameter Southern Access pipeline, or Line 61, and the construction of Line 78, a twin of the Spearhead North pipeline, or Line 62. The expansion on Line 67 and construction of Line 78 were completed during 2015.

The Line 67 pipeline expansion remains subject to the receipt of an amendment to the current Presidential border crossing permit to allow for operation of the Line 67 pipeline at its currently planned operating capacity of 800,000 Bpd. On February 10, 2017, the United States Department of State, or Department, the agency that is responsible for issuing permits for cross-border pipelines pursuant to a delegation of authority by the President under an Executive Order, issued a Draft Supplemental Environmental Impact Statement, or Draft SEIS, which determined that there were no significant adverse environmental impacts from the planned capacity increase. Upon closure of a public comment period on the Draft SEIS, which is currently scheduled for March 27, 2017, the Department will review all received comments and prepare a Final SEIS. The Executive Order also requires that the Department initiate a 90-day inter-agency consultation period to solicit comments from certain other federal agencies on whether the Line 67 expansion will serve the “national interest.” Following issuance of the Final SEIS and completion of the inter-agency consultation process, the Administration will make a decision and issue a Presidential Permit if it finds that doing so is in the national interest. This is expected later in the year and meanwhile, a number of temporary system optimization actions have been undertaken to substantially mitigate any impact on throughput associated with any delays in obtaining this amendment.

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

Natural Gas

Our Natural Gas segment includes the operations of our Anadarko, East Texas, North Texas, and Texas Express NGL systems, as well as our marketing operations. For a detailed description of each of these systems, refer to Part I, Item I. Business. The following tables set forth the operating results of our Natural Gas segment and the approximate average daily volumes of natural gas throughput and NGLs produced on our major systems for the years ended December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
	(in millions)
Operating results:
Operating revenues	$1,966.0	$2,842.7	$5,894.3
Commodity costs	1,659.1	2,372.9	5,145.9
Segment gross margin	306.9	469.8	748.4
Operating expenses:
Operating and administrative	290.9	351.0	423.0
Depreciation and amortization	154.4	157.8	151.4
Asset impairment	10.6	12.3	15.6
Goodwill impairment	—	246.7	—
Operating expenses	455.9	767.8	590.0
Operating income (loss)	(149.0)	(298.0)	158.4
Other income	30.0	29.3	13.2
Net income (loss)	$(119.0)	$(268.7)	$171.6
Operating Statistics (MMBtu/d):
East Texas	904,000	964,000	1,030,000
Anadarko	616,000	773,000	827,000
North Texas	197,000	265,000	293,000
Total	1,717,000	2,002,000	2,150,000
NGL Production (Bpd)	68,843	81,632	83,675

Year ended December 31, 2016, compared with year ended December 31, 2015

The operating loss of our natural gas business for the year ended December 31, 2016, decreased $149.0 million, as compared with the year ended December 31, 2015, primarily as a result of a reduction in goodwill impairment charge. During the year ended December 31, 2015, the Natural Gas segment recognized a goodwill impairment charge of $246.7 million. No such impairment charge was recognized during 2016. The effects of the reduction in impairment charges were offset by lower segment gross margin in the 2016 period, as discussed below.

Decreases in “Operating revenues” and “Commodity costs” for the year ended December 31, 2016, as compared to the same period in 2015, are primarily due to decreases in commodity prices and the resulting decrease in volumes from reduced drilling activities.

Segment gross margin decreased $162.9 million for the year ended December 31, 2016, as compared to the same period in 2015, in part due to increased non-cash, mark-to-market losses due to derivative transactions. Non-cash, mark-to-market losses increased $53.8 million for the year ended December 31, 2016, as compared to the same period in 2015. This increase in non-cash, mark-to-market losses is primarily related to the increased commodity prices of condensate and NGLs period over period, partially offset by the gains from the reversal of previously recognized unrealized mark-to-market losses as the underlying transactions were settled.

Segment gross margin decreased by approximately $41.8 million for the year ended December 31, 2016, as compared to the same period in 2015, due to reduced natural gas throughput. The average daily volumes of our major systems for the year ended December 31, 2016 decreased by approximately 285,000 million British thermal units per day, or MMBtu/d, or 14%, as compared to the same period in 2015. The average NGL production for the year ended December 31, 2016, decreased 12,789 Bpd, or 16%, as compared to the same period in 2015. The decreases in volumes were primarily attributable to the continued low commodity price environment for natural gas, condensate and NGLs, which resulted in reductions in drilling activity by producers in the areas we operate.

Segment gross margin decreased $34.0 million for the year ended December 31, 2016, as compared to the same period in 2015, due to a decrease in storage margins as a result of lower system volumes and the sale of liquids product inventory at lower prevailing market prices relative to the cost of product inventory.

Segment gross margin also decreased $16.9 million for the year ended December 31, 2016, as compared to the same period in 2015, due to a decrease in processing margins primarily driven by lower commodity prices along with decline in NGL volumes and associated keep whole volumes in the Anadarko and East Texas regions.

Operating and administrative costs decreased $60.1 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily due to workforce reductions and other cost savings related to the sale of certain trucks, trailers and related facilities during the third quarter of 2016. Operating and administrative costs also decreased due to gains of $5.6 million recorded during the first quarter of 2016 to recognize return of escrow funds and a reversal of a contingent liability related to an acquisition. For further details regarding these amounts, refer to Item 1. Financial Statements, Note 7. Acquisitions.

Year ended December 31, 2015, compared with year ended December 31, 2014

The operating income of our natural gas business for the year ended December 31, 2015, decreased $456.4 million, as compared with the year ended December 31, 2014, in part due to a $246.7 million goodwill impairment charge, as discussed above.

Decreases in “Operating revenues” and “Commodity costs” for the year ended December 31, 2015, as compared with the same period in 2014, are primarily due to decreases in commodity prices and the resulting decreased volumes from lower drilling activities. Segment gross margin decreased $278.6 for the year ended December 31, 2015, as compared with the year ended December 31, 2014, due to the following reasons:

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

Future Prospects Update for Natural Gas

Demand for our midstream services primarily depends upon the supply of natural gas and associated natural gas from crude oil development and the drilling rate for new wells. Demand for these services depends on overall economic conditions and commodity prices. Commodity prices for natural gas, NGLs, condensate, and crude oil continue to remain low. The depressed commodity price environment is the most significant factor for reduced drilling activity and low volumes in the basins in which we operate. Due to the extended low commodity price environment, we expect drilling activity to remain low and as a result, we expect to see declining volumes on our systems in 2017.

We have a hedging program in place to assist in mitigating our direct commodity risk from contracts in which we are paid in commodities for our services. However, we are not fully hedged, and our hedge positions for 2017 are significantly lower than they were in 2016. We have hedged approximately 70% and 5% of our direct forecasted commodity cash flow exposure for 2017 and 2018, respectively. Our condensate and NGL hedge prices for 2017 are approximately 20% and on average 30% lower than 2016, respectively. See Liquidity and Capital Resources — Derivative Activities below. Despite our hedging program, we still bear indirect commodity price exposure as lower drilling activity impacts the volumes on our systems as well as direct commodity price exposure for unhedged commodity positions. We expect this indirect impact on our volumes to fluctuate depending on future price movements. In addition, we also expect our average NGL transportation commitments on the Texas Express system to increase from 29,000 Bpd in 2016 to 75,000 Bpd in 2017.

In light of the extended low commodity price environment, we have been evaluating opportunities to strengthen our natural gas business. As part of this evaluation, we are exploring strategic alternatives for our investments in each of Midcoast Operating and MEP. We have been working with MEP to explore and evaluate a broad range of strategic alternatives to address these challenges within our Natural Gas business. These additional various strategic alternatives may include, but are not necessarily limited to: asset sales; mergers, joint ventures, reorganizations or recapitalizations; and further reductions in operating and capital expenditures for the Natural Gas business. The evaluation process is ongoing, and no decision on any particular strategic alternative has been reached.

On January 26, 2017, MEP entered into a definitive merger agreement, referred to as the Merger Agreement, with our General Partner whereby our General Partner will acquire, for cash, all of the outstanding publicly held common units of MEP at a price of $8 per common unit for an aggregate transaction value of $170.2 million. The public interest to be acquired by our General Partner represents an approximate 25% effective interest in our natural gas gathering and processing business. This action enables us to retain more of our cash flow, reduces our costs associated with an additional public company and simplifies our corporate structure. In connection with the execution of the Merger Agreement, we have entered into a support agreement with MEP and our General Partner whereby we agreed, in our capacity as a holder of MEP units, to vote our units in favor of the merger agreement and the transactions contemplated by the merger agreement.

Enbridge has indicated that as part of the integration resulting from the Spectra merger, its U.S. sponsored vehicles, which includes MEP, will be reviewed in context of the combined enterprise. In addition, as discussed more fully above with respect to future prospects for the liquids segment, the interim operating covenants that Enbridge agreed to as part of its merger agreement with Spectra Energy Corp. are also applicable to MEP and its subsidiaries. Thus, while we continue to progress our strategic evaluation of MEP, it is possible that the evaluation and potential execution of any such strategy could be affected by that merger and extend into the second quarter of 2017.

Other

Other consists of interest expense, allowance for equity used during construction and other costs such as income taxes, which are not allocated to the business segments.

	December 31,
	2016	2015	2014
	(in millions)
Operating Results:
Operating and administrative expenses	$13.7	$14.4	$10.6
Operating loss	(13.7)	(14.4)	(10.6)
Interest expense, net	(445.5)	(322.0)	(403.2)
Allowance for equity used during construction	45.5	70.3	57.2
Other income (expense)	1.5	—	(4.3)
Loss before income tax expense	(412.2)	(266.1)	(360.9)
Income tax expense	(0.9)	(4.9)	(9.6)
Net loss	$(413.1)	$(271.0)	$(370.5)

Year ended December 31, 2016 compared with year ended December 31, 2015

The $142.1 million increase in our segment net loss for the year ended December 31, 2016, as compared to the same period in 2015, was mainly attributable to an increase in interest expense of $123.5 million, year over year. The increase is due to an increase in our average outstanding debt balance during the year ended December 31, 2016, which includes $1.6 billion of senior unsecured notes that were issued in October 2015. In addition, interest expense from ineffectiveness on hedging instruments increased $105.4 million, as compared to the same period in 2015.

Further, allowance for equity used during construction, or AEDC, decreased $24.8 million for the year ended December 31, 2016, when compared to the same period in 2015, as a result of a reduction in outstanding capital projects in which AEDC is being recognized.

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

Our current business strategy includes developing and expanding our existing business through organic growth and targeted acquisitions, in addition to the strategies, and subject to the short-term limitations, discussed above under Strategic Review.

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

Available Liquidity

Our primary source of short-term liquidity is provided by our $1.5 billion commercial paper program, which is supported by our $2.0 billion multi-year unsecured revolving credit facility, which we refer to as the Credit Facility, and our $625.0 million credit agreement, which we refer to as the 364-Day Credit Facility. We refer to the 364-Day Credit Facility and the Credit Facility as our Credit Facilities. We access our commercial paper program primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the interest rates available to us for commercial paper are more favorable than the rates available under our Credit Facilities. At December 31, 2016, we had approximately $846.3 in available credit under the terms of our Credit Facilities. For a description of our commercial paper program and our Credit Facilities, refer to Item 8. Financial Statements and Supplementary Data, Note 17. Debt.

In addition, on July 26, 2016, we entered into an unsecured revolving 364-day credit agreement with Enbridge (U.S.) Inc., or EUS, an affiliate of Enbridge and the owner of our General Partner, which we refer to as the EUS 364-Credit Facility. The EUS 364-day Credit Facility is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to, at any one time outstanding, $750.0 million. For further details, refer to Item 8. Financial Statements and Supplementary Data, Note 24. Related Party Transactions.

As of December 31, 2016, although we had a working capital deficit of approximately $0.5 billion, we had approximately $1.2 billion of consolidated liquidity to meet our ongoing operational, investing and financing needs as described above, as well as the funding requirements associated with the environmental remediation costs resulting from the crude oil release on Line 6B.

The following table, sets forth the consolidated liquidity available to us at December 31, 2016.

	EEP	MEP	Total
	(in millions)
Cash and cash equivalents	$101.4	$7.4	$108.8
Total commitments under EEP’s Credit Facilities	2,625.0	—	2,625.0
Total commitments under the EUS 364-day Credit Facility	750.0	—	750.0
Total commitments under MEP’s Credit Agreement	—	670.0	670.0
Less: Amounts outstanding under EEP’s Credit Facilities	1,265.1	—	1,265.1
Amounts outstanding under MEP’s Credit Agreement	—	420.0	420.0
Principal amount of commercial paper outstanding	392.5	—	392.5
Amounts outstanding under the EUS 364-day Credit Facility	750.0	—	750.0
Letters of credit outstanding	121.1	—	121.1
Total	$947.7	$257.4	$1,205.1

Capital Resources

Debt and Equity Securities

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

Subject to the foregoing, from time to time, we may seek to satisfy liquidity needs through the issuance of registered debt or equity securities. We have a current shelf registration statement on Form S-3 that allows us to issue an unlimited amount of equity and debt securities in underwritten public offerings.

Credit Facilities

The Credit Facility, permits aggregate borrowings of up to, at any one time outstanding, $2.0 billion, a letter of credit subfacility and a swing line subfacility. On July 28, 2016, we amended the Credit Facility to increase the lending commitments by $25.0 million. The Credit Facility matures September 26, 2020; however, $175.0 million of commitments will expire on the original maturity date of September 26, 2018.

The 364-Day Credit Facility, permits aggregate borrowings of up to $625.0 million: (1) on a revolving basis for a 364-day period, extendible annually at the lenders’ discretion, and (2) for a 364-day term on a non-revolving basis following the expiration of all revolving periods. The current revolving credit termination date is June 30, 2017.

At December 31, 2016, the Credit Facilities provide an aggregate amount of approximately $2.6 billion of bank credit, which we use to fund our general activities and working capital needs. The amounts we may borrow under the terms of our Credit Facilities are reduced by the face amount of our letters of credit outstanding.

In addition, the EUS 364-day Credit Facility permits aggregate borrowing of up to, at any one time outstanding, $750.0 million. The EUS 364-day Credit Facility is discussed in Note 24. Related Party Transactions.

As of December 31, 2016, we were in compliance with the terms of all of our financial covenants under the Credit Facilities. For further details regarding the Credit Facilities and the amendments thereto, refer to Item 8. Financial Statements and Supplementary Data, Note 17. Debt.

Commercial Paper

Our commercial paper program provides for the issuance of up to an aggregate principal amount $1.5 billion of commercial paper and is supported by our Credit Facilities. We access the commercial paper market primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the available interest rates we can obtain are lower than the rates available under our Credit Facilities. Our policy is that the commercial paper we can issue is limited by the amounts available under our Credit Facility up to an aggregate principal amount of $1.5 billion, as mentioned above. Our policy is also to maintain availability at any time under our Credit Facilities amounts that are at least equal to the amount of commercial paper that we have outstanding at any time.

Senior Notes

On October 6, 2015, we closed a public offering of $1.6 billion of senior unsecured notes, comprised of $500 million aggregate principal amount of notes due October 15, 2020, $500 million aggregate principal amount of notes due October 15, 2025 and $600 million aggregate principal amount of notes due October 15, 2045 for net proceeds of approximately $1.575 billion after deducting underwriting discounts and commissions and estimated offering expenses. For further details regarding the senior notes, refer to Item 8. Financial Statements and Supplementary Data, Note 17. Debt.

Our senior notes represent our unsecured obligations that rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Our senior notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables of our subsidiaries and the $200.0 million of senior notes issued by the OLP, which we refer to as the OLP Notes. The OLP Notes represent unsecured obligations that are structurally senior to our senior notes. All of the OLP Notes pay interest semi-annually. For further details regarding the OLP Notes, refer to Item 8. Financial Statements and Supplementary Data, Note 17. Debt.

Junior Subordinated Notes

The $400.0 million in principal amount of our fixed/floating rate, junior subordinated notes due October 1, 2067, which we refer to as the Junior Notes, represent our unsecured obligations that are subordinate in right of payment to all of our existing and future senior indebtedness. The Junior Notes bear interest at a fixed annual rate of 8.05%, exclusive of any discounts or interest rate hedging activities, payable semi-annually in arrears on April 1 and October 1 of each year until October 1, 2017. After October 1, 2017, the Junior Notes will bear interest at a variable rate equal to the three-month London Interbank Offered Rate, or LIBOR, for the related interest period increased by 3.7975%, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year beginning January 1, 2018. For further details regarding the junior subordinated notes, refer to Item 8. Financial Statements and Supplementary Data, Note 17. Debt.

Issuance of Class A Common Units

The following table presents the net proceeds from our Class A common unit issuances for the year ended December 31, 2015. The proceeds from the March 2015 offering were used to fund a portion of our capital expansion projects and for general partnership purposes. There were no issuances of Class A common units for the years ended December 31, 2016 or 2014.

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

On or after June 1, 2018, at the sole option of the holder of the Preferred Units, the Preferred Units may be converted into Class A Common Units, in whole or in part, at a conversion price of $27.78 per unit plus any accrued, accumulated and unpaid distributions, excluding the Payment Deferral, as adjusted for splits, combinations and unit distributions. For further details regarding the Preferred Units, refer to Item 8. Financial Statements and Supplementary Data, Note 20. Partners’ Capital.

Midcoast Energy Partners, L.P.

At December 31, 2016, we owned 5.9% of outstanding MEP Class A common units, 100% of the outstanding MEP Subordinated Units, 100% of MEP’s general partner and 48.4% of the limited partner interests in Midcoast Operating. On February 15, 2017, the subordination period ended. On that date, the outstanding subordinated units converted into a new class of common units, which we refer to as Class B common units. Further, on January 26, 2017, MEP entered into the Merger Agreement with our General Partner whereby our General Partner will acquire for cash, subject to the terms and conditions thereof, all of the outstanding publicly held common units of MEP at a price of $8 per common unit for an aggregate transaction value of $170.2 million. The public interest to be acquired by our General Partner represents an approximate 25% effective interest in our natural gas gathering and processing business. In connection with the execution of the Merger Agreement, we have entered into a support agreement with MEP and our General Partner whereby we agreed, in our capacity as a holder of MEP units, to vote our units in favor of the merger agreement and the transactions contemplated by the merger agreement.

MEP Credit Agreement

MEP, Midcoast Operating, and their domestic material subsidiaries are party to a senior revolving credit facility, which we refer to as the MEP Credit Agreement, which permits aggregate borrowings of up to $670.0 million, at any one time outstanding. The original term of the MEP Credit Agreement was three years with an initial maturity date of November 13, 2016, subject to four one-year requests for extensions at the lenders’ discretion, two of which we have utilized. The MEP Credit Agreement’s current maturity date is September 30, 2018; however, $25.0 million of commitments expire on September 30, 2017.

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

At December 31, 2016, MEP was in compliance with the terms of their financial covenants in the MEP Credit Agreement. Due to the extended low commodity price environment and the potential implications on MEP’s results of operations, it is likely that MEP may not be able to meet the total leverage ratio financial covenant at some point during 2017 without further action on its part. If this were to occur, we have indicated to MEP that we expect to provide them certain additional capital contributions to prevent a default under the MEP Credit Agreement. MEP would also seek a waiver from its lenders, pursue refinancing of the amounts outstanding under the MEP Credit Agreement, or seek to take other action to prevent a default under the MEP Credit Agreement, although there can be no assurance that MEP will secure any such preventative actions. Failure to comply with one or both of the financial covenants may result in the occurrence of an event of default under the MEP Credit Agreement, which would result in a cross-default under the note purchase agreement relating to MEP’s senior notes. If an event of default were to occur, the lenders could, among other things, terminate their commitments under the MEP Credit Agreement, demand immediate payment of all amounts borrowed by MEP and Midcoast Operating, trigger the springing liens, and require adequate security or collateral for all outstanding letters of credit outstanding under the facility. In addition, MEP and Midcoast Operating are restricted under the MEP Credit Agreement from making distributions to us in certain circumstances involving certain defaults under that agreement or any event of default under that agreement. Furthermore, a default under the MEP Credit Agreement or Purchase Agreement would limit our ability to receive payment of amounts that may be owed to us under the Financial Support Agreement. Any inability of MEP or Midcoast Operating to make distributions, or of Midcoast Operating to repay its indebtedness to us, could reduce our cash flows and affect our results of operations. See Item 1A. Risk Factors — Risks Related to Our Business. In addition, as discussed above under Future Prospects for Natural Gas, as part of an evaluation of opportunities to strengthen our natural gas business in light of the low commodity price environment, MEP entered into the Merger Agreement with our General Partner whereby our General Partner will acquire, for cash, all of the outstanding publicly held common units of MEP.

MEP Senior Notes

MEP has $400.0 million of notes consisting of three tranches of senior notes: $75.0 million of 3.56% Series A Senior Notes due in 2019; $175.0 million of 4.04% Series B Senior Notes due in 2021; and $150.0 million of 4.42% Series C Senior Notes due in 2024, collectively the Notes. MEP pays interest on the Notes semi-annually on March 31 and September 30, and commenced on March 31, 2015.

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

At December 31, 2016, MEP was in compliance with the terms of their financial covenants under the Notes and the related purchase agreement. Due to the extended low commodity price environment and the potential implications on MEP’s results of operations, it is likely that MEP may not be able to meet the total leverage ratio financial covenant at some point during 2017 without further action on its part. If this were to occur, we have indicated to MEP that we expect to provide them certain additional capital contributions to prevent a default under the MEP Credit Agreement. MEP would also seek a waiver from the note holders, pursue refinancing of the amounts outstanding under the Notes or seek to take other action to prevent a default under the Purchase Agreement and the Notes, although there can be no assurance that MEP will secure any such preventative actions. Any failure to comply with one or both of the financial covenants could result in an event of default under the Purchase Agreement and the Notes and result in a cross-default under the MEP Credit Agreement. If an event of default were to occur, the note holders could, among other things, demand immediate payment of the Notes and trigger the springing liens. In addition, as discussed above, MEP and Midcoast Operating are restricted from making distributions to us in certain circumstances involving certain defaults under that agreement or any event of default under that agreement. Furthermore, a default under the MEP Credit Agreement or Purchase Agreement would limit our ability to receive payment of amounts that may be owed to us under the Financial Support Agreement. Any inability of MEP or Midcoast Operating to make distributions, or of Midcoast Operating to repay its indebtedness to us, could reduce our cash flows and affect our results of operations.

Joint Funding Arrangements

In order to obtain capital, we have explored, and may continue to explore, numerous options, including joint funding arrangements.

Amendment of OLP Limited Partnership Agreement

On July 30, 2015, the partners amended and restated the limited partnership agreement of the OLP, pursuant to which our General Partner did not receive Series EA and ME, collectively, the Series, distributions commencing in the quarter ended June 30, 2015 through the quarter ended March 31, 2016. The General Partner’s capital funding contribution requirements for each of those two Series, commencing in August 2015, were reduced by the amount of its foregone cash distributions from the respective Series, until the date aggregate reductions in capital contributions for such Series equaled the foregone cash distributions for such Series. As of December 31, 2016, capital contributions offset foregone cash distributions.

Joint Funding Arrangement for Line 3 Replacement Program

On January 26, 2017, our Board of Directors approved a joint funding agreement with our General Partner for the U.S L3R Program. Under the terms of the agreement, our General Partner will fund 99% and we will fund 1% of the capital cost of the U.S. L3R Program, with an option for us to increase our interest up to 40% in the U.S. portion at book value at any time up to four years after the project goes into service. Our General Partner paid us approximately $450 million for its 99% interest in the project, including our share of the construction costs to date.

Joint Funding Arrangement for Eastern Access Projects

The OLP has a series of partnership interests, which we refer to as the EA interests. The EA interests were created to finance the Eastern Access Projects to increase access to refineries in the U.S. Upper Midwest and in Ontario, Canada for light crude oil produced in western Canada and the United States. As of December 31, 2016, our General Partner owned 75% of the EA interests, and, except as described above in Amendment of OLP Limited Partnership Agreement, the projects are jointly funded by our General Partner at 75% and us at 25%. On January 26, 2017, we exercised our option under the Eastern Access Joint Funding Agreement to acquire an additional 15% interest in the Eastern Access Projects, which is now in service, at its book value of approximately $360 million as discussed above.

Our General Partner made equity contributions totaling $13.8 million and $119.3 million to the OLP for the years ended December 31, 2016 and 2015, respectively, to fund its equity portion of the construction costs associated with the Eastern Access Projects.

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

Our General Partner has made equity contributions totaling $90.0 million and $673.3 million to the OLP for the years ended December 31, 2016 and 2015, respectively, to fund its equity portion of the construction costs associated with the Mainline Expansion Projects.

All other operations are captured by the Lakehead interests. For further details regarding our joint funding arrangements refer to Item 8. Financial Statements and Supplementary Data, Note 24. Related Party Transactions.

Sale of Accounts Receivable

We and certain of our subsidiaries are parties to a receivables purchase agreement, which we refer to as the Receivables Agreement, with an indirect, wholly-owned subsidiary of Enbridge. Pursuant to the Receivables Agreement, the Enbridge subsidiary will purchase on a monthly basis, for cash, current accounts receivables and accrued receivables, or the receivables, of certain of our subsidiaries and certain subsidiaries of MEP that are participating sellers under the Receivables Agreement, up to an aggregate monthly maximum of $450.0 million, net of receivables that have not been collected. The Receivables Agreement was amended in June 2016 to extend the termination date of the agreement to December 31, 2019.

For further details regarding the Receivable Agreement, refer to Item 8. Financial Statements and Supplementary Data, under Note 24. Related Party Transactions.

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

Expansion capital expenditures include our capital expansion projects and other projects that improve the service capability of our existing assets, extend asset useful lives, increase capacities from existing levels, reduce costs or enhance revenues and enable us to respond to governmental regulations and developing industry standards. We anticipate funding expansion capital expenditures temporarily through borrowing under the terms of the Credit Agreement, with permanent debt and equity funding being obtained when appropriate.

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

We incurred capital expenditures of $852.6 million for the year ended December 31, 2016, including $69.5 million of maintenance capital expenditures. Of those capital expenditures, $117.3 million was financed by contributions from our General Partner and MPC via joint funding arrangements. At December 31, 2016, we had approximately $348.8 million in outstanding purchase commitments attributable to capital projects for the construction of assets that will be recorded as property, plant and equipment in the future.

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

As discussed above, on February 15, 2017, through our joint venture with MPC we acquired a minority stake in the Bakken Pipeline System. We funded the $1.5 billion acquisition through a bridge loan provided by an affiliate of our General Partner. For further details regarding our funding arrangements refer to Future Prospects Update for Liquids — Bakken Pipeline System.

Forecasted Expenditures

We estimate our capital expenditures based upon our strategic operating and growth plans, which are also dependent upon our ability to produce or otherwise obtain the financing necessary to accomplish our growth objectives. The following table sets forth our estimated maintenance and expansion capital expenditures, net of joint funding, of $410 million for the year ending December 31, 2017. We expect to receive funding of approximately $420 million from our General Partner based on our joint funding arrangements for the U.S. L3R Program, Eastern Access Projects and Mainline Expansion Projects. Although we anticipate making these expenditures in 2017, these estimates may change due to factors beyond our control, including weather-related issues, construction timing, regulatory permitting, changes in supplier prices or poor economic conditions, which may adversely affect our ability to access the capital markets. Additionally, our estimates may also change as a result of decisions made at a later date to revise the scope of a project or undertake a particular capital program or an acquisition of assets.

Total Forecasted Expenditures(1)
(in millions)
Liquids Projects
Eastern Access Projects	$25
U.S. Mainline Expansions	70
Line 3 Replacement	355
Liquids Integrity Program	80
Expansion Capital	190
Maintenance Capital Expenditures	75
795
Less joint funding from:
General Partner	420
Liquids Total	$375
Natural Gas Projects
Expansion Capital	$35
Maintenance Capital Expenditure	40
75
Less joint funding from:
MEP	40
Natural Gas Total	$35
TOTAL	$410

(1)	Amounts do not include forecasted Allowance for Funds Used During Construction, or AFUDC.

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

For purposes of calculating the sum of all distributions of available cash, the cash equivalent amount of the additional i-units that are issued when a distribution of cash is made to our General Partner and limited partner interests is treated as a distribution of available cash. As set forth in our partnership agreement, we will not make cash distributions on our i-units, but instead will distribute additional i-units such that cash is retained and used in our operations and to finance a portion of our capital expansion projects. During 2016, we distributed a total of 8,571,429 i-units through quarterly distributions to Enbridge Management, compared with 4,980,552 and 4,562,088 in 2015 and 2014, respectively.

The following table represents cash we have retained in our business since January 2014 from the in-kind distribution of additional i-units:

Distribution Payment Date	Amount Retained for Distribution to i-units Holders	Retained from General Partner	Total Cash Retained
	(in millions)
2016
November 14	$46.6	$1.0	$47.6
August 12	45.5	0.9	46.4
May 13	44.3	0.9	45.2
February 12	42.7	0.9	43.6
	$179.1	$3.7	$182.8
2015
November 13	$41.8	$0.9	$42.7
August 14	41.0	0.8	41.8
May 15	39.5	0.8	40.3
February 13	38.9	0.8	39.7
	$161.2	$3.3	$164.5
2014
November 14	$37.3	$0.8	$38.1
August 14	36.7	0.8	37.5
May 15	35.3	0.7	36.0
February 14	34.6	0.7	35.3
	$143.9	$3.0	$146.9

Our annual cash distribution rate was $2.332 per unit, or $0.58300 per quarter for both years ended December 31, 2016 and 2015. We expect that all cash distributions will be paid out of operating cash flows over the long term. However, from time to time, we may temporarily borrow under our Credit Facilities or use cash retained by issuance of payment in-kind distributions for the purpose of paying cash distributions. We may do this until we realize the full impact of assets being developed on operations or to respond to short-term aberrations in our performance caused by market disruption events or depressed commodity prices. As various projects are under construction, we expect our coverage ratio to weaken as assets under construction do not generate cash flow until they enter service and we are bearing the related financial costs. We expect that our major capital expansion projects will be accretive to distributable cash flow when they are operational and the coverage ratio to then improve.

Although long-term sustainability of our distributions remains a key focus of management, as previously announced, the sustainability of current distribution levels is being considered as part of our ongoing strategic review in light of the continued cyclical downturn in our industry and other challenges currently facing our business.

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

The following table presents distributions by the OLP for the years ended December 31, 2015 and 2014, to our General Partner and its affiliate, representing the noncontrolling interest in the Series AC, and to us, as the holders of the Series AC general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC interests. Pursuant to the OLP’s partnership agreement, the final ownership distribution for the Series AC interests was distributed to Series AC partners of record as of the last day of the fourth quarter of 2014.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to Partnership	Amount Paid to the noncontrolling interest	Total Series AC Distribution
			(in millions)
2015
January 29	February 13	$13.7	$27.5	$41.2
2014
October 31	November 14	$10.1	$20.3	$30.4
July 31	August 14	7.4	14.8	22.2
April 30	May 15	6.6	13.1	19.7
January 30	February 14	6.4	12.8	19.2
		$30.5	$61.0	$91.5

Distribution to Series EA Interests

The following table presents distributions paid by the OLP for the years ended December 31, 2016, 2015 and 2014, to our General Partner and its affiliate, representing the noncontrolling interest in the Series EA, and to us, as the holders of the Series EA general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead), L.L.C., the managing general partner of the OLP and the Series EA interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total Series EA Distribution
			(in millions)
2016
October 28	November 14	$21.6	$64.7	$86.3
July 28	August 12	21.0	63.0	84.0
April 29	May 13	79.0	—	79.0
January 29	February 12	79.2	—	79.2
		$200.8	$127.7	$328.5
2015
October 30	November 13	$76.1	$—	$76.1
July 30	August 14	75.4	—	75.4
April 30	May 15	17.5	52.3	69.8
January 29	February 13	22.3	67.0	89.3
		$191.3	$119.3	$310.6
2014
October 31	November 14	$14.6	$43.7	$58.3
July 31	August 14	5.6	16.7	22.3
April 29	May 15	2.5	6.5	9.0
		$22.7	$66.9	$89.6

Distribution to Series ME Interests

The following table presents distributions paid by the OLP for the years ended December 31, 2016, 2015 and 2014, to our General Partner and its affiliate, representing the noncontrolling interest in the Series ME, and to us, as the holders of the Series ME general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead), L.L.C., the managing general partner of the OLP and the Series ME interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total Series ME Distribution
			(in millions)
2016
October 28	November 14	$14.8	$44.3	$59.1
July 28	August 12	13.1	39.4	52.5
April 29	May 13	43.2	—	43.2
January 29	February 12	40.8	—	40.8
		$111.9	$83.7	$195.6
2015
October 30	November 13	$32.5	$—	$32.5
July 30	August 14	19.7	—	19.7
April 30	May 15	1.5	4.5	6.0
January 29	February 13	1.8	5.2	7.0
		$55.5	$9.7	65.2
2014
October 31	November 14	$0.6	$1.9	$2.5

Distribution from MEP

The following table presents distributions paid by MEP during the years ended December 31, 2016, 2015 and 2014, to its public Class A common unitholders, representing the noncontrolling interest in MEP, and to us for our ownership of Class A common units.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total MEP Distribution
			(in millions)
2016
October 27	November 14	$8.9	$7.6	$16.5
July 27	August 12	8.9	7.6	16.5
April 28	May 13	8.9	7.6	16.5
January 28	February 12	8.9	7.6	16.5
		$35.6	$30.4	$66.0
2015
October 29	November 13	$8.9	$7.6	$16.5
July 29	August 14	8.8	7.5	16.3
April 29	May 15	8.6	7.4	16.0
January 28	February 13	8.5	7.3	15.8
		$34.8	$29.8	$64.6
2014
October 30	November 14	$8.4	$7.2	$15.6
July 31	August 14	8.1	6.9	15.0
April 29	May 15	7.8	6.6	14.4
January 29	February 14	4.2	3.5	7.7
		$28.5	$24.2	$52.7

Environmental

Lakehead Line 6B Crude Oil Release

During 2016, our cash flows were affected by the approximate $20.8 million we paid for environmental remediation, restoration and cleanup activities resulting from the crude oil release that occurred in 2010 on Line 6B of our Lakehead system.

In March 2013, we and Enbridge filed a lawsuit against the insurers of our remaining $145.0 million coverage, as one particular insurer is disputing our recovery eligibility for costs related to our claim on the Line 6B crude oil release and the other remaining insurers assert that their payment is predicated on the outcome of our recovery with that insurer. We received a partial recovery payment of $42.0 million from the other remaining insurers during the third quarter 2013 and have since amended our lawsuit, such that it now includes only one carrier. While we believe that our claims for the remaining $103.0 million are covered under the policy, there can be no assurance that we will prevail in this lawsuit. Of the remaining $103.0 million coverage limit, $85.0 million is the subject matter of a lawsuit Enbridge filed against one particular insurer and the remaining $18.0 million is awaiting resolution of that arbitration, which began in the fourth quarter of 2016. While we believe that those costs are eligible for recovery, there can be no assurance we will prevail in the arbitration. For more information regarding cost estimates and fines and penalties, refer to Item 8. Financial Statements and Supplementary Data, Note 25. Commitments and Contingencies of our consolidated financial statements.

Derivative Activities

The following table provides summarized information about the timing and expected settlement amounts of our outstanding commodity derivative financial instruments based upon the market values at December 31, 2016 for each of the indicated calendar years:

	Notional(1)	2017	2018	2019	2020	2021 & Thereafter	Total(2)
	(in millions)
Swaps:
Natural gas	27,375,880	$4.7	$—	$—	$—	$—	$4.7
NGL	10,362,500	(6.1)	—	—	—	—	(6.1)
Crude Oil	1,832,260	(2.8)	—	—	—	—	(2.8)
Options:
NGL – puts purchased	1,642,500	3.4	—	—	—	—	3.4
NGL – calls written	1,642,500	(13.4)	—	—	—	—	(13.4)
Crude Oil – puts purchased	730,000	4.6	0.2	—	—	—	4.8
Crude Oil – calls written	730,000	(1.1)	(0.8)	—	—	—	(1.9)
Forward contracts:
Natural gas	54,160,693	0.6	0.1	0.1	—	—	0.8
NGL	15,701,727	1.7	1.4	—	—	—	3.1
Crude Oil	453,392	(1.3)	—	—	—	—	(1.3)
Totals		$(9.7)	$0.9	$0.1	$—	$—	$(8.7)

(1)	Notional amounts for natural gas are recorded in MMBtu, whereas NGLs and crude oil are recorded in Bbl.
(2)	Fair values exclude credit adjustment gains of approximately $0.1 million at December 31, 2016.

The following table provides summarized information about the timing and estimated settlement amounts of our outstanding interest rate derivatives calculated based on implied forward rates in the yield curve at December 31, 2016 for each of the indicated calendar years:

	Notional	2017	2018	2019	2020	2021 & Thereafter	Total(1)
	(in millions)
Interest Rate Derivatives
Interest Rate Swaps:
Floating to Fixed	1,930	$(8.6)	$(6.9)	$(1.5)	$—	$—	$(17.0)
Pre-issuance hedges	1,350	(136.2)	(13.1)	—	—	—	(149.3)
		$(144.8)	$(20.0)	$(1.5)	$—	$—	$(166.3)

(1)	Fair values exclude credit valuation adjustment gains of approximately $1.2 million at December 31, 2016.

Summary of Obligations and Commitments

The following table summarizes the principal amount of our obligations and commitments at December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Scheduled maturities of debt obligations(1)	$—	$920.0	$575.0	$2,657.6	$775.0	$3,000.0	$7,927.6
Estimated cash payments for interest(2)	363.2	318.0	273.4	233.0	198.1	2,537.9	3,923.6
Purchase commitments(3)	352.5	—	—	—	—	—	352.5
Power commitments(4)	20.5	20.5	20.0	18.5	5.2	129.5	214.2
Operating leases	21.2	16.3	14.8	14.5	14.2	45.5	126.5
Right-of-way	2.0	1.9	1.8	2.1	1.6	33.3	42.7
Product purchase obligations(5)	155.5	99.6	86.2	87.6	79.2	201.6	709.7
Transportation/Service contract obligations(6)	115.3	125.7	129.6	125.3	124.7	213.4	834.0
Fractionation agreement obligations(7)	74.8	74.8	74.8	75.0	74.8	81.3	455.5
Other long-term liabilities(8)	0.6	0.6	0.6	0.6	0.7	4.2	7.3
Total	$1,105.6	$1,577.4	$1,176.2	$3,214.2	$1,273.5	$6,246.7	$14,593.6

(1)	Represents scheduled future maturities of our consolidated debt principal obligations. For information regarding our consolidated debt obligations, see Item 8. Financial Statements and Supplementary Data, under Note 17. Debt.
(2)	Estimated cash payments for interest exclude adjustments for derivative agreements and cash payments for interest on variable-rate debt. We borrow and repay at varying amounts and interest rates. For more information on our debt obligations, see Item 8. Financial Statements and Supplementary Data, under Note 17. Debt.
(3)	Represents commitments to purchase materials, primarily pipe from third-party suppliers in connection with our growth projects.
(4)	Represents commitments to purchase power in connection with our Liquids segment. We included certain power commitments with obligations that are dependent on variable components. For these commitments, we only included the determinable portion of our commitment based on the contracted usage requirement and the current applicable contract rate.
(5)	Represents long-term product purchase obligations with several third-party suppliers to acquire natural gas and NGLs at the approximate market value at the time of delivery. Also represents commitments to purchase drag reducing agents.
(6)	Represents the minimum payment amounts for contracts for firm transportation and storage capacity we have reserved on third-party pipelines and storage facilities.
(7)	Represents the minimum payment amounts from contracts for firm fractionation of our NGL supply that we reserve at third party fractionation facilities.
(8)	Includes noncurrent portion of capital leases and deferred credits. We are unable to estimate deferred income taxes (see Note 22. Income Taxes) since cash payments for income taxes are determined primarily by taxable income for each discrete fiscal year. We are also unable to estimate asset retirement obligations (see Note 18. Asset Retirement Obligations), environmental liabilities (see Note 25. Commitments and Contingencies) and hedges payable (see Note 21. Derivative Financial Instruments and Hedging Activities) due to the uncertainty as to the amount and, or, timing of when cash payments will be required.

Cash Flow Analysis

The following table summarizes the changes in cash flows by operating, investing and financing for each of the years indicated:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Total cash provided by (used in):
Operating activities	$1,415.7	$1,030.8	$816.8
Investing activities	(1,066.3)	(2,126.4)	(2,976.6)
Financing activities	(388.7)	1,045.8	2,192.9
Net increase (decrease) in cash and cash equivalents	(39.3)	(49.8)	33.1
Cash and cash equivalents at beginning of year	148.1	197.9	164.8
Cash and cash equivalents at end of period	$108.8	$148.1	$197.9

Changes in our working capital accounts are shown in the following table and discussed below:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Receivables, trade and other	$10.7	$20.9	$1.7
Due from General Partner and affiliates	(31.2)	(17.5)	0.7
Accrued receivables	38.2	182.4	(50.1)
Inventory	4.0	53.3	(10.7)
Current and long-term other assets	(1.8)	(29.5)	(47.1)
Due to General Partner and affiliates	23.0	46.0	22.4
Accounts payable and other	(79.1)	3.5	(101.1)
Environmental liabilities	(18.8)	(43.7)	(143.1)
Accrued purchases	30.7	(229.6)	(89.9)
Interest payable	(3.8)	24.5	6.6
Property and other taxes payable	3.2	7.2	26.1
Changes in operating assets and liabilities	$(24.9)	$17.5	$(384.5)

Year ended December 31, 2016 compared with year ended December 31, 2015

Operating Activities

Net cash provided by our operating activities increased $384.9 million during the year ended December 31, 2016, compared with the same period in 2015, primarily due to increased cash from net income after non-cash adjustments, partially offset by decreased cash inflows from net changes in operating assets and liabilities. Increased cash from net income after non-cash adjustments totaled $426.5 million and was primarily due to increased volumes and rates on our liquids systems from new systems placed into service and offset by decreased volumes on our natural gas systems from lower drilling activity, as described in the Results of Operations — by Segment discussion. Decreased cash inflows from net changes in operating assets and liabilities include:

•	Decreased cash from accounts payable and other of $82.6 million during the year ended December 31, 2016, as compared to the same period in 2015, as a result of timing differences in cash payments; and
•	Decreased cash from inventory of $49.3 million during the year ended December 31, 2016, as compared to the same period in 2015, due to decreases in the volumes and prices of inventory sold; partially offset by
•	Net increased cash from accrued receivables and accrued purchases of $116.1 million primarily resulting from lower commodity prices during the year ended December 31, 2015 where the changes during the same period in 2016 were relatively flat.

Investing Activities

Net cash used in our investing activities decreased by $1,060.1 million during the year ended December 31, 2016, compared with 2015, primarily due to decreased spending on capital projects and acquisitions.

Financing Activities

Net cash provided by our financing activities decreased $1,434.5 million for the year ended December 31, 2016, compared with 2015, primarily due to:

•	Decreased cash provided by the issuance of debt of $1.6 billion, after debt issuance costs, primarily due to debt issued during 2015, with no such issuances in 2016;
•	Decreased cash provided by contributions from our noncontrolling interest of $746.0 million due to foregone cash distributions to our General Partner on the Series EA and ME interests as discussed above under Amendment of OLP Limited Partnership Agreement;
•	Decreased cash of $300.0 million due to a repayment of senior notes during the year ended December 31, 2016, with no such repayments during the same period in 2015; and
•	Decreased net proceeds from our unit issuances of $294.8 million, which occurred in March 2015, while we had no such unit issuances in 2016; partially offset by
•	Increased cash of $750.0 million from borrowings from General Partner and affiliates on the EUS 364-day Credit Facility during the year ended December 31, 2016, with no such borrowings during the same period in 2015;
•	Increased cash from net borrowings on our commercial paper of $351.9 million during the year ended December 31, 2016, as compared to the same period in 2015; and
•	Decreased repayments to the General Partner of $306.0 million, primarily due to the A1 loan in January 2015, while we had no such repayments in 2016.

Year ended December 31, 2015 compared with year ended December 31, 2014

Operating Activities

Net cash provided by our operating activities increased $214.0 million during the year ended December 31, 2015, compared with the same period in 2014, primarily due to:

•	Increased cash from inventory of $64.0 million primarily resulting from an overall reduction of commodity inventories as compared with the prior year;
•	Increased cash from reduced payments for environmental liabilities of $99.4 million associated with the accrual for the Line 6B crude oil release;
•	Increased cash from accounts payable and other as working capital of $104.6 million resulting from general timing differences for cash payments associated with our third-party accounts, including increased payments at the end of 2014 to third-party accounts in connection with the implementation of a new accounts payable system;
•	Net increased cash from accrued receivables and accrued purchases of $92.8 million primarily due to a decline in commodity prices in 2015, which resulted in net collections of cash from higher priced receivables earlier in the year;
•	Increased cash from net income, after non-cash adjustments, of $49.9 million, primarily due to increased operating results in the Liquids segment; and
•	Decreased cash from the cash settlement of pre-issuance hedges related to interest of $237.9 million resulting from the expiration of several large pre-issuance hedge contracts in connection with issuance of long-term debt.

Investing Activities

Net cash used in our investing activities decreased by $850.2 million during the year ended December 31, 2015, compared with 2014, primarily due to:

•	Decreased cash used for additions to property, plant and equipment, net of construction payables, of $816.8 million. We placed a large number of major projects related to Eastern Access and Mainline Expansion into service in 2014 and early 2015. As a result, capital expenditures for 2015 were lower compared to 2014 as projects reached completion;
•	Decreased cash provided by restricted cash of $93.0 million resulting from fewer amounts remitted to the Enbridge subsidiary for sales of our receivables in accordance with our Receivables Agreement;
•	Changes in contributions to fund our joint venture investment and distributions in excess of earnings in the Texas Express NGL system. This resulted in a net decrease of cash used of $16.7 million, primarily due to higher capital spending on Texas Express in 2014 and higher distributions from Texas Express in 2015 resulting from higher volumes and demand charges; and
•	Increased cash used for asset acquisitions of $84.8 million due to MEP’s acquisition of a midstream business in February 2015. For further details regarding this acquisition, see Item 1. Financial Statements and Supplementary Data, Note 4. Acquisitions.

Financing Activities

Net cash provided by our financing activities decreased $1,147.1 million for the year ended December 31, 2015, compared with 2014, primarily due to:

•	Decreased cash from decreased net borrowings on our credit facility of $1,105.0 million;
•	Decreased cash from net repayments on the commercial paper program of $598.2 million;
•	Decreased cash provided by contributions from our noncontrolling interest of $528.3 million for ownership interests in the Mainline Expansion Projects, Eastern Access Projects and Sandpiper Project;
•	Decreased cash from increased repayments of $294.0 million to the General Partner for the A1 Term Note. The remaining outstanding balance of $306.0 million was repaid on January 2, 2015; and
•	Decreased cash from increased distributions to our limited partners of $108.0 million and to our noncontrolling interest of $185.4 million due to phases of the Eastern Access Projects and Mainline Expansion Project being placed into service.

These decreases in net cash provided by our financing activities were partially offset by the following:

•	Increased cash provided by the issuance of debt of $1,177.0 million, after debt issuance costs. We issued $1.6 billion of debt during 2015 and $398.1 million of debt during 2014;
•	Increased cash from our Class A unit issuance, including our General Partner’s contributions, of $294.8 million in March 2015. We had no similar issuances in 2014; and
•	Increased cash from reduced repayments on our long-term debt of $200.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements.

REGULATORY MATTERS

FERC Transportation Tariffs

Under current policy, the FERC permits interstate pipelines that are subject to cost of service regulation to include an income tax allowance when calculating their regulated rates. On July 1, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision that calls into question a FERC policy permitting regulated companies organized as pass-through entities for income tax purposes to include an allowance for income taxes in their rates. The court has remanded the case to the FERC to provide a basis for its decision on income tax allowances for partnership pipelines. At this time, there is not enough information available to us to determine whether the level of income tax allowance included in our regulated rates will change, and if so, by how much. However, if the income tax allowance is not allowed to be included in calculating our rates, our financial results could be impacted.

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

North Dakota System

Effective April 1, 2016, FERC tariff No. 3.18.0 adjusted rates, including an updated calculation of the Phase 5 Looping and Phase 6 Mainline surcharges. These surcharges are cost-of-service based surcharges that are adjusted each year to actual costs and volumes and are not subject to the FERC indexing methodology. This filing decreased our average transportation rates for all crude oil movements on our North Dakota system with a destination of Clearbrook, Minnesota by an average of approximately $0.06, to an average of approximately $1.77 per barrel. The Phase 5 Looping surcharge increased primarily due to a decrease in forecasted throughput, and the Phase 6 Mainline surcharge decreased in order to return prior period over recoveries to shippers. Both of these surcharges expired at the end of 2016 and any differences in recoveries will be cash settled with the shippers in 2017.

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

CHANGES IN ACCOUNTING POLICY

Adoption of New Standards

Amendments to the Consolidation Analysis

Effective January 1, 2016, we adopted Accounting Standards Update, or ASU, No. 2015-02 on a modified retrospective basis, which amended and clarified the guidance on variable interest entities, or VIEs. There was a significant change in the assessment of limited partnerships and other similar legal entities as VIEs, including the removal of the presumption that the general partner should consolidate a limited partnership. As a result, we have determined that certain entities that we historically consolidated are VIEs. The amended guidance did not impact our accounting treatment of such entities. However, material disclosures for VIEs have been provided, as necessary.

Simplifying the Presentation of Debt Issuance Costs

Effective January 1, 2016, we adopted ASU No. 2015-03 on a retrospective basis which, as of December 31, 2015 resulted in a decrease in “Other assets, net” of $41.5 million and a corresponding decrease in long-term debt of $41.5 million. The new standard requires debt issuance costs related to a recognized debt liability to be presented in the consolidated statements of financial position as a direct deduction from the carrying amount of that debt liability, as consistent with the presentation of debt discounts or premiums. ASU No. 2015-15 was adopted in conjunction with the above standard. ASU No. 2015-15 clarifies presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, whereby an entity may defer debt issuance costs as an asset and subsequently amortize them over the term of the line of credit.

Future Accounting Policy Changes

Restricted Cash Presentation on Statement of Cash Flows

ASU No. 2016-18, was issued in November 2016 with the intent to add or clarify guidance on the classification and presentation of changes in restricted cash and restricted cash equivalents within the cash flow statement. The amendments require that changes in restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the opening and closing period amounts shown on the statement of cash flows. We are currently assessing the impact of the new standard on our consolidated financial statements. The accounting update is effective for fiscal years beginning after December 15, 2017 and is to be applied on a retrospective basis.

Recognition of Leases

ASU No. 2016-02 was issued in February 2016 with the intent to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated statements of financial position and disclosing additional key information about leasing arrangements. We are currently assessing the impact of the new standard on our consolidated financial statements. The accounting update is effective for fiscal years beginning after December 15, 2018, and is to be applied using a modified retrospective approach.

Recognition and Measurement of Financial Assets and Liabilities

ASU No. 2016-01 was issued in January 2016 with the intent to address certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. The amendments revise accounting related to the classification and measurement of investments in equity securities, the presentation of certain fair value changes for financial liabilities measured at fair value, and the disclosure requirements associated with the fair value of financial instruments. We are currently assessing the impact of the new standard on our consolidated financial statements. The accounting update is effective for fiscal years beginning after December 15, 2017, and is to be applied by means of a cumulative-effect adjustment to the statements of financial position as of the beginning of the fiscal year of adoption.

Revenues from Contracts with Customers

Since May 2014, ASU Nos. 2014-09, 2015-14, 2016-08, 2016-10 and 2016-12 were issued with the intent of significantly enhancing consistency and comparability of revenue recognition practices across entities and industries. The new standard establishes a single, principles-based five-step model to be applied to all contracts with customers and introduces new and enhanced disclosure requirements. The standard is effective January 1, 2018. The new revenue standard permits either a full retrospective method of adoption with restatement of all prior periods presented, or a modified retrospective method with the cumulative effect of applying the new standard recognized as an adjustment to opening retained earnings in the period of adoption. We are currently assessing which transition method to use.

We reviewed a sample of our revenue contracts in order to evaluate the effect of the new standard on our revenue recognition practices. Based on our initial assessment, estimates of variable consideration which will be required under the new standard for certain contracts may result in changes to the pattern or timing of revenue recognition for those contracts. While we have not yet completed our assessment, we tentatively do not expect these changes to have a material impact on our consolidated net income (loss). We are also developing processes to generate the disclosures required under the new standard.

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

Liquids Revenue Recognition

Revenues of our Liquids segment are primarily derived from three sources: interstate transportation of crude oil and liquid petroleum under tariffs regulated by the FERC, ship-or-pay agreements and contract storage revenues related to our crude oil storage assets. The tariffs established for our interstate pipelines specify the amounts to be paid by shippers for transportation services we provide between receipt and delivery locations and the general terms and conditions of transportation services on the respective pipeline systems. In our Liquids segment, we generally do not own the crude oil and liquid petroleum that we transport or store, and therefore, we do not assume significant direct commodity price risk. Some long-term take-or-pay contracts contain make-up-rights. Make-up-rights are granted when minimum volume commitments are not fulfilled during the period but under certain circumstances can be used to offset overages in future periods, subject to expiration periods. We recognize revenue associated with make-up rights at the earlier of when the make-up volume is shipped, the make-up right expires, or when it is determined that the likelihood that the shipper will utilize the make-up right is remote. The “remote” determination is a matter of management judgment that requires us to make assumptions regarding, for example, general economic conditions impacting our assets, remaining capacity on the pipeline, shipper history and other factors. Such assumptions are subject to uncertainty, and changes in conditions used to make these assumptions could result in significant changes in the timing of our revenue recognition on these contracts.

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

Regulated Operations

The rates for a number of our projects follow cost-of-service ratemaking methodologies in accordance with FERC’s authoritative guidance. Under cost-of-service ratemaking, the tolls are calculated based on forecast volumes and costs, which may vary from actuals. A difference between forecast and actual results causes an over or under recovery in any given year. Under the authoritative accounting provisions applicable to our regulated operations, over or under recoveries are recognized in the financial statements in the current period. This accounting model matches earnings to the period with which they relate and conforms to how we recover our costs associated with these projects through the annual cost-of-service filings with the FERC and through toll rate adjustments with our customers.

Depreciation

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

Asset Impairment

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

SUBSEQUENT EVENTS

Distribution to Partners

On January 26, 2017, the board of directors of Enbridge Management declared a distribution payable to our partners on February 14, 2017. The distribution was paid to unitholders of record as of February 7, 2017, of our available cash of $264.8 million at December 31, 2016, or $0.5830 per limited partner unit. Of this distribution, $216.1 million was paid in cash, $47.7 million was distributed in i-units to our i-unitholder, Enbridge Management, and due to the i-unit distribution, $1.0 million was retained from our General Partner from amounts otherwise distributable to it in respect of its general partner interest and limited partner interest to maintain its 2% general partner interest.

Distribution to Series EA Interests

On January 26, 2017, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and a holder of the Series EA interests, declared a distribution payable to the holders of the Series EA general and limited partner interests. The OLP paid $68.8 million to the noncontrolling interest in the Series EA, while $22.9 million was paid to us.

Distribution to Series ME Interests

On January 26, 2017, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and a holder of the Series ME interests, declared a distribution payable to the holders of the Series ME general and limited partner interests. The OLP paid $42.7 million to the noncontrolling interest in the Series ME, while $14.2 million was paid to us.

Distribution from MEP

On January 26, 2017, the board of directors of Midcoast Holdings, L.L.C., the general partner of MEP, declared a cash distribution payable to their partners on February 14, 2017. The distribution was paid to unitholders of record as of February 7, 2017, of MEP’s available cash of $16.5 million at December 31, 2016, or $0.3575 per limited partner unit. MEP paid $7.6 million to their public Class A common unitholders, while $8.9 million in the aggregate was paid to us with respect to our Class A common units, our subordinated units, and to Midcoast Holdings, L.L.C. with respect to its general partner interest.

Midcoast Operating Distribution

On January 26, 2017, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on February 14, 2017 to its partners of record as of February 7, 2017. Midcoast Operating paid $7.9 million to us and $27.9 million to MEP.

During any quarter until the quarter ending December 31, 2017, if MEP’s quarterly declared distribution exceeds its distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement, we receive a decreased quarterly distribution from Midcoast Operating, and MEP receives a corresponding increase to its quarterly distribution in the amount that MEP’s declared distribution exceeds its distributable cash. Midcoast Operating’s adjustment of our distribution will be limited by our pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by MEP. There is no requirement for MEP to compensate us for these adjusted distributions, except for settling our capital accounts with Midcoast Operating in a liquidation scenario. For the year ended December 31, 2016, our quarterly distribution from Midcoast Operating was reduced by $15.9 million.

Strategic Review

On January 27, 2017, we announced three initial strengthening actions which together alleviate short-term capital expenditure requirements and enhance our cash flows. For further details refer to Note 1. Organization and Nature of Operations — Midcoast Energy Partners, L.P. and Note 24. Related Party Transactions — Financing Transactions with Affiliates.

Bakken Pipeline System

On February 15, 2017, our joint venture with MPC, MarEn Bakken Company LLC, or MarEn, closed its acquisition, or the Transaction, with Bakken Holdings Company LLC, or Bakken Holdings, an affiliate of Energy Transfer Partners, L.P. and Sunoco Logistics Partners L.P., to, among other things, acquire a 49% equity interest in Bakken Pipeline Investments LLC, or BPI. BPI owns 75% of the Bakken Pipeline System. Under this arrangement, we and MPC indirectly hold 75% and 25%, respectively, of the joint venture’s 49% interest in BPI. The purchase price of our effective 27.6% interest in the Bakken Pipeline was $1.5 billion.

In connection with the Transaction, on February 15, 2017, we entered into an unsecured revolving 364-day credit agreement with EUS, or the EUS Credit Agreement. The EUS Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to, at any one time outstanding for the purpose of funding the Transaction, $1.5 billion, (i) on a revolving basis for a 364-day period and (ii) for a 364-day term on a non-revolving basis following the expiration of the revolving period; provided that the EUS Credit Agreement will mature on the date any project financing is completed. Loans under the EUS Credit Agreement accrue interest based, at our election, on either the Eurocurrency rate or a base rate, in each case, plus an applicable margin. A facility fee will accrue at the applicable margin rate, which is based on our non-credit-enhanced, senior unsecured long-term debt rating at the applicable time.

In addition, on or before the maturity date, we may repay or prepay all, but not less than all, of the aggregate outstanding principal balance of the loans under the EUS Credit Agreement by payment-in-kind of our entire direct and indirect interest in the Bakken Pipeline System.

The EUS Credit Agreement also includes representations, warranties, financial covenants and events of default that are consistent with those in the EUS 364-Day Credit Facility. Amounts borrowed under the EUS Credit Agreement bear interest at rates that are consistent with the interest rates set forth in the EUS 364-Day Credit Facility.

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

The table below provides information about our derivative financial instruments that we use to hedge the interest payments on our variable rate debt obligations that are sensitive to changes in interest rates and to lock in the interest rate on anticipated issuances of debt in the future. For interest rate swaps, the table presents notional amounts, the rates charged on the underlying notional amounts and weighted average interest rates paid by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2016.

Date of Maturity & Contract Type	Accounting Treatment	Notional	Average Fixed Rate(1)	Fair Value(2) at
				December 31, 2016	December 31, 2015
		(dollars in millions)
Contracts maturing in 2017
Interest Rate Swaps – Pay Fixed	Cash Flow Hedge	$500	2.21%	$(0.3)	$(7.0)
Contracts maturing in 2018
Interest Rate Swaps – Pay Fixed	Cash Flow Hedge	$810	2.24%	$(9.4)	$(6.6)
Contracts maturing in 2019
Interest Rate Swaps – Pay Fixed	Cash Flow Hedge	$620	2.96%	$(7.3)	$(6.0)
Contracts settling prior to maturity
2017 – Pre-issuance Hedges	Cash Flow Hedge	$1,000	4.07%	$(136.2)	$(129.6)
2018 – Pre-issuance Hedges	Cash Flow Hedge	$350	3.08%	$(13.1)	$(12.2)

(1)	Interest rate derivative contracts are based on the one-month or three-month LIBOR.
(2)	The fair value is determined from quoted market prices at December 31, 2016 and 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustment gains of approximately $1.2 million and $3.9 million at December 31, 2016 and 2015, respectively.

COMMODITY PRICE RISK

Our net income and cash flows are subject to volatility stemming from fluctuations in commodity prices of natural gas, NGLs, condensate, related crude oil products, and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL sales and the corresponding commodity costs of natural gas and natural gas liquids we purchase for processing. Our exposure to commodity price risk exists within each of our segments. We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in commodity prices as well as to reduce volatility to our cash flows. Actively traded external market quotes, data from pricing services and published indices are used to value our derivative instruments. Our portfolio of derivative financial instruments is largely comprised of natural gas, NGL and crude oil sales and purchase contracts. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices.

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

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at December 31, 2016 and 2015.

	At December 31, 2016						At December 31, 2015
	Commodity	Notional(1)	Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
			Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	5,145,880	$3.51	$3.00	$2.6	$—	$—	$—
	NGL	4,356,500	$29.43	$24.51	$21.4	$—	$—	$(4.5)
	Crude Oil	736,750	$56.00	$62.53	$0.9	$(5.6)	$—	$(10.9)
Receive fixed/pay variable	NGL	6,006,000	$25.74	$30.32	$—	$(27.5)	$3.3	$(0.1)
	Crude Oil	1,095,510	$57.55	$55.82	$5.7	$(3.8)	$10.9	$—
Receive variable/pay variable	Natural Gas	22,230,000	$3.59	$3.49	$2.5	$(0.4)	$0.5	$(0.2)
Physical Contracts
Receive variable/pay fixed	Natural Gas	32,400	$3.68	$3.49	$—	$—	$—	$—
	NGL	412,090	$23.61	$21.56	$0.9	$—	$—	$—
Receive fixed/pay variable	Natural Gas	69,600	$3.56	$3.67	$—	$—	$—	$—
	NGL	264,380	$33.22	$37.21	$—	$(1.2)	$—	$—
Receive variable/pay variable	Natural Gas	49,299,457	$3.54	$3.52	$0.6	$—	$0.1	$—
	NGL	8,269,007	$21.85	$21.61	$2.6	$(0.6)	$—	$—
	Crude Oil	453,392	$50.34	$52.85	$0.7	$(2.0)	$—	$—
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	2,193,804	$3.16	$3.13	$0.1	$—	$0.1	$—
	NGL	6,756,250	$19.36	$19.15	$1.4	$—	$—	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,199,798	$2.92	$2.90	$0.1	$—	$0.1	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	365,634	$3.13	$3.10	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Weighted average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at December 31, 2016 and 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $0.5 million at December 31, 2015, as well as cash collateral received.

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at December 31, 2016 and 2015.

	At December 31, 2016						At December 31, 2015
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	1,642,500	$25.90	$35.05	$3.4	$—	$5.8	$—
	Crude Oil	638,750	$59.86	$56.35	$4.6	$—	$10.0	$—
Calls (written)	NGL	1,642,500	$30.06	$35.05	$—	$(13.4)	$—	$(0.8)
	Crude Oil	638,750	$68.19	$56.35	$—	$(1.1)	$—	$(0.6)
Portion of option contracts maturing in 2018
Puts (purchased)	Crude Oil	91,250	$42.00	$56.52	$0.2	$—	$—	$—
Calls (written)	Crude Oil	91,250	$51.75	$56.52	$—	$(0.8)	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at December 31, 2016 and 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $0.1 million and losses of approximately $0.4 million at December 31, 2016 and 2015, respectively, as well as cash collateral received.

COUNTERPARTY CREDIT RISK

We are subject to the risk of loss resulting from the possibility that the counterparties of our hedging contracts may prove unable or unwilling to perform its obligations under the contracts, particularly during periods of weak and volatile economic conditions. The ISDA® agreements and associated credit support, which govern our financial derivative transactions, contain no credit rating downgrade triggers that would accelerate the maturity dates of our outstanding transactions. A change in ratings is not an event of default under these instruments, and the maintenance of a specific minimum credit rating is not a condition to transacting under the ISDA® agreements. In the event of a credit downgrade, additional collateral may be required to be posted under the agreement if we are in a liability position to our counterparty, but the agreement will not automatically terminate and require immediate settlement of all future amounts due.

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

The table below summarizes our derivative balances by counterparty credit quality (negative amounts represent our net obligations to pay the counterparty):

	December 31,
	2016	2015
	(in millions)
Counterparty Credit Quality(1)
AA(2)	$(76.7)	$(12.4)
A	(68.2)	(10.5)
Lower than A	(28.8)	(35.0)
	$(173.7)	$(57.9)

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $12.6 million of cash collateral held at December 31, 2015.

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

Report of Independent Registered Public Accounting Firm

To the Partners of Enbridge Energy Partners, L.P.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, of comprehensive income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Enbridge Energy Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Partnership’s 2016 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 16, 2017

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2016	2015	2014
	(in millions, except per unit amounts)
Operating revenues:
Commodity sales (Note 21)	$1,776.2	$2,573.4	$5,487.8
Commodity sales – affiliate (Notes 21 and 24)	9.4	73.0	206.1
Transportation and other services (Note 21)	2,589.1	2,369.6	2,191.8
Transportation and other services – affiliate (Note 24)	107.2	130.1	79.0
	4,481.9	5,146.1	7,964.7
Operating expenses:
Commodity costs (Notes 9 and 21)	1,621.3	2,295.1	5,026.7
Commodity costs – affiliate (Note 24)	37.8	77.8	119.2
Environmental costs, net of recoveries (Note 25)	2.2	3.1	97.3
Operating and administrative	429.1	501.2	462.4
Operating and administrative – affiliate (Note 24)	437.4	470.1	472.0
Power	277.4	259.5	226.6
Depreciation and amortization (Notes 11 and 14)	580.9	536.2	458.2
Asset impairment (Note 11)	767.7	74.8	15.6
Goodwill impairment (Note 15)	—	246.7	—
	4,153.8	4,464.5	6,878.0
Operating income	328.1	681.6	1,086.7
Interest expense, net (Notes 17 and 21)	(445.5)	(322.0)	(403.2)
Allowance for equity used during construction (Note 6)	45.5	70.3	57.2
Other income (Note 13)	31.5	29.3	8.9
Income (loss) before income tax expense	(40.4)	459.2	749.6
Income tax expense (Note 22)	(0.9)	(4.9)	(9.6)
Net income (loss)	(41.3)	454.3	740.0
Less: Net income (loss) attributable to:
Noncontrolling interest (Note 19)	26.4	221.1	263.3
Series 1 preferred unit distributions	90.0	90.0	90.0
Accretion of discount on Series 1 preferred units	4.7	11.2	14.9
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(162.4)	$132.0	$371.8
Net income (loss) allocable to common units and i-units	$(376.5)	$(84.8)	$218.4
Net income (loss) per common unit and i-unit (basic and diluted) (Note 4)	$(1.08)	$(0.25)	$0.67
Weighted average common units and i-units outstanding (basic and diluted)	348.0	339.1	328.2
Cash distributions paid per limited partner unit outstanding	$2.33	$2.31	$2.20

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Net income (loss)	$(41.3)	$454.3	$740.0
Other comprehensive income (loss), net of tax expense (Note 21)	30.4	(164.4)	(127.7)
Comprehensive income (loss)	(10.9)	289.9	612.3
Less:
Net income attributable to noncontrolling interest (Note 19)	26.4	221.1	263.3
Net income attributable to Series 1 preferred unit distributions	90.0	90.0	90.0
Net income attributable to accretion of discount on Series 1 preferred units	4.7	11.2	14.9
Other comprehensive income (loss) allocated to noncontrolling interest	(0.3)	(5.8)	7.1
Comprehensive income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$(131.7)	$(26.6)	$237.0

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Cash provided by operating activities:
Net income (loss)	$(41.3)	$454.3	$740.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	580.9	536.2	458.2
Derivative fair value net (gains) losses (Note 21)	127.3	(25.1)	(72.0)
Inventory market price adjustments (Note 9)	—	5.8	11.4
Asset impairment (Note 11)	767.7	74.8	15.6
Environmental costs, net of recoveries (Note 25)	9.7	5.6	82.2
Distributions from investments in joint ventures	30.0	29.2	12.2
Equity earnings from investments in joint ventures	(30.0)	(29.2)	(13.2)
Goodwill impairment (Note 15)	—	246.7	—
Allowance for equity used during construction	(45.5)	(70.3)	(57.2)
Amortization of debt issuance and hedging costs	40.2	17.7	9.4
Other	1.6	5.9	15.1
Settlement of interest rate derivatives (Note 21)	—	(238.3)	(0.4)
Changes in operating assets and liabilities (Note 23)	(24.9)	17.5	(384.5)
Net cash provided by operating activities	1,415.7	1,030.8	816.8
Cash used in investing activities:
Additions to property, plant and equipment (Note 23)	(1,091.3)	(2,116.8)	(2,933.6)
Changes in restricted cash	10.1	65.4	(27.6)
Asset acquisitions	—	(85.0)	(0.2)
Proceeds from the sale of net assets	15.2	6.6	—
Investment in joint venture	(0.3)	(4.2)	(36.7)
Distributions from investments in joint ventures in excess of cumulative earnings	11.3	12.0	27.8
Other	(11.3)	(4.4)	(6.3)
Net cash used in investing activities	(1,066.3)	(2,126.4)	(2,976.6)
Cash provided by (used in) financing activities:
Net proceeds from unit issuances (Note 20)	—	294.8	—
Distributions to partners (Note 20)	(864.2)	(835.9)	(727.9)
Repayments to General Partner	—	(306.0)	(12.0)
Proceeds from issuance of debt, net of discounts (Note 17)	—	1,600.0	398.1
Repayments of debt (Note 17)	(300.0)	—	(200.0)
Net borrowings under credit facilities (Note 17)	85.0	80.0	1,185.0
Net commercial paper borrowings (repayments) (Note 17)	65.8	(286.1)	312.1
Debt issuance costs	(0.8)	(24.9)	—
Borrowings from General Partner and affiliates	750.0	—	—
Contribution from noncontrolling interest (Note 24)	117.3	863.3	1,391.6
Distributions to noncontrolling interest (Note 24)	(241.8)	(339.4)	(154.0)
Net cash provided by (used in) financing activities	(388.7)	1,045.8	2,192.9
Net increase (decrease) in cash and cash equivalents	(39.3)	(49.8)	33.1
Cash and cash equivalents at beginning of year	148.1	197.9	164.8
Cash and cash equivalents at end of period	$108.8	$148.1	$197.9

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2016	2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents (Note 8)	$108.8	$148.1
Restricted cash (Note 8)	24.5	37.6
Receivables, trade and other, net of allowance for doubtful accounts of $2.4 million and $2.5 million in December 31, 2016 and 2015, respectively	14.5	25.2
Due from General Partner and affiliates (Note 24)	90.6	59.4
Accrued receivables	39.7	77.9
Inventory (Note 9)	30.9	35.1
Other current assets (Notes 6, 10 and 21)	92.2	173.0
	401.2	556.3
Property, plant and equipment, net (Notes 6 and 11)	16,722.6	17,412.4
Equity investment in joint ventures (Note 13)	360.7	372.3
Intangible assets, net (Note 14)	258.5	280.0
Other assets, net (Note 21)	160.3	153.3
Assets held for sale (Note 11)	206.8	—
	$18,110.1	$18,774.3
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and other (Notes 6, 8, 16, 18 and 21)	$409.6	$654.9
Due to General Partner and affiliates (Note 24)	213.9	190.9
Accrued purchases	176.8	146.1
Interest payable	95.1	98.9
Environmental liabilities (Note 25)	99.9	95.8
Property and other taxes payable (Note 22)	106.9	103.7
Current maturities of long-term debt (Note 17)	—	300.0
	1,102.2	1,590.3
Long-term debt (Note 17)	7,884.4	7,728.4
Loans from General Partner and affiliate (Note 24)	750.0	—
Due to General Partner and affiliates (Note 24)	328.3	238.3
Other long-term liabilities (Notes 18, 21, 22 and 25)	222.7	305.2
	10,287.6	9,862.2
Commitments and contingencies (Note 25)
Partners’ capital: (Note 20):
Series 1 preferred units (48,000,000 authorized and issued at December 31, 2016 and 2015)	1,191.5	1,186.8
Class D units (66,100,000 authorized and issued at December 31, 2016 and 2015)	2,517.6	2,517.6
Class E units (18,114,975 authorized and issued at December 31, 2016 and 2015)	778.2	778.2
Class A common units (262,208,428 outstanding at December 31, 2016 and 2015)	—	—
Class B common units (7,825,500 authorized and issued at December 31, 2016 and 2015)	—	—
i-units (81,857,168 and 73,285,739 authorized and issued at December 31, 2016 and 2015, respectively)	—	212.6
Incentive distribution units (1,000 authorized and issued at December 31, 2016 and 2015)	495.2	495.0
General Partner	(666.8)	147.4
Accumulated other comprehensive loss (Note 21)	(339.3)	(370.0)
Total Enbridge Energy Partners, L.P. partners’ capital	3,976.4	4,967.6
Noncontrolling interest (Notes 19 and 20)	3,846.1	3,944.5
Total partners’ capital	7,822.5	8,912.1
	$18,110.1	$18,774.3

Variable Interest Entities (VIEs) — see Note 12

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL

	For the year ended December 31,
	2016		2015		2014
	Units	Amount	Units	Amount	Units	Amount
	(in millions, except unit amounts)
Series 1 preferred units:
Beginning balance	48,000,000	$1,186.8	48,000,000	$1,175.6	48,000,000	$1,160.7
Net income allocation	—	90.0	—	90.0	—	90.0
Distributions payable	—	(90.0)	—	(90.0)	—	(90.0)
Accretion of discount on preferred units	—	4.7	—	11.2	—	14.9
Ending balance	48,000,000	1,191.5	48,000,000	1,186.8	48,000,000	1,175.6
Class D units:
Beginning balance	66,100,000	2,517.6	66,100,000	2,516.8	—	—
Net income allocation	—	154.1	—	153.2	—	106.5
Issuance of Class D Units	—	—	—	—	66,100,000	2,480.1
Distributions	—	(154.1)	—	(152.4)	—	(69.8)
Ending balance	66,100,000	2,517.6	66,100,000	2,517.6	66,100,000	2,516.8
Class E units:
Beginning balance	18,114,975	778.2	—	—	—	—
Net income allocation	—	42.2	—	42.0	—	—
Issuance of Class E Units	—	—	18,114,975	767.7	—	—
Distributions	—	(42.2)	—	(31.5)	—	—
Ending balance	18,114,975	778.2	18,114,975	778.2	—	—
Class A common units:
Beginning balance	262,208,428	—	254,208,428	235.5	254,208,428	2,979.0
Net income allocation	—	611.5	—	311.3	—	165.8
Allocation of proceeds and issuance costs
from unit issuances	—	—	8,000,000	288.8	—	—
Allocation of fair value to Class D and Class E units	—	—	—	(235.5)	—	(2,255.6)
Transfer of interests in subsidiary to Midcoast Energy Partners, L.P.	—	—	—	—	—	(95.2)
Distributions	—	(611.5)	—	(600.1)	—	(558.5)
Ending balance	262,208,428	—	262,208,428	—	254,208,428	235.5
Class B common units:
Beginning balance	7,825,500	—	7,825,500	—	7,825,500	65.3
Net income allocation	—	18.2	—	18.1	—	13.4
Allocation of fair value to Class D and Class E units	—	—	—	—	—	(58.5)
Transfer of interests in subsidiary to Midcoast Energy Partners, L.P.	—	—	—	—	—	(2.9)
Distributions	—	(18.2)	—	(18.1)	—	(17.3)
Ending balance	7,825,500	—	7,825,500	—	7,825,500	—
i-units:
Beginning balance	73,285,739	212.6	68,305,187	712.6	63,743,099	1,291.9
Net income (loss) allocation	—	(212.6)	—	(379.7)	—	43.6
Allocation of fair value to Class D and Class E units	—	—	—	(120.3)	—	(598.1)
Transfer of interests in subsidiary to Midcoast Energy Partners, L.P.	—	—	—	—	—	(24.8)
Distributions	8,571,429	—	4,980,552	—	4,562,088	—
Ending balance	81,857,168	—	73,285,739	212.6	68,305,187	712.6
Incentive distribution units:
Beginning balance	1,000	495.0	1,000	493.0	—	—
Net income allocation	—	21.1	—	19.0	—	4.1
Issuance of incentive distribution units	—	—	—	—	1,000	491.7
Distributions	—	(20.9)	—	(17.0)	—	(2.8)
Ending balance	1,000	495.2	1,000	495.0	1,000	493.0

The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL – (continued)

	For the year ended December 31,
	2016		2015		2014
	Units	Amount	Units	Amount	Units	Amount
	(in millions, except unit amounts)
General Partner:
Beginning balance		147.4		198.3		301.5
Net income (loss) allocation		(796.9)		(31.9)		38.4
Allocation of net proceeds from unit issuance		—		6.0		—
Allocation of fair value to Class D and Class E units		—		(8.2)		(59.6)
Transfer of interests in subsidiary to Midcoast Energy Partners, L.P.		—		—		(2.5)
Distributions		(17.3)		(16.8)		(79.5)
Ending balance		(666.8)		147.4		198.3
Accumulated other comprehensive income:
Beginning balance		(370.0)		(211.4)		(76.6)
Net realized gains (losses) on changes in fair value of derivative financial instruments reclassified to earnings		39.4		(3.1)		22.0
Unrealized net gain (loss) on derivative financial instruments		(8.7)		(155.5)		(156.8)
Ending balance		(339.3)		(370.0)		(211.4)
Total Enbridge Energy Partners, L.P. partners’ capital at December 31		3,976.4		4,967.6		5,120.4
Noncontrolling interest:
Beginning balance		3,944.5		3,609.0		1,975.6
Capital contributions		117.3		863.3		1,391.6
Transfer of interests in subsidiary to Midcoast Energy Partners, L.P.		—		—		125.4
Allocation of fair value of Class E units		—		(403.7)		—
Comprehensive income:
Net income allocation		26.4		221.1		263.3
Other comprehensive income (loss), net of tax		(0.3)		(5.8)		7.1
Distributions		(241.8)		(339.4)		(154.0)
Ending balance		3,846.1		3,944.5		3,609.0
Total partners’ capital at December 31		$7,822.5		$8,912.1		$8,729.4

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

Midcoast Energy Partners, L.P.

MEP is a publicly-traded Delaware limited partnership formed by us to serve as our primary vehicle for owning and growing our natural gas and natural gas liquids midstream business in the United States. MEP’s Class A common units are traded on the NYSE under the ticker symbol “MEP.” MEP is a consolidated subsidiary.

On January 26, 2017 MEP entered into the Merger Agreement with our General Partner, an indirect subsidiary, whereby our General Partner will acquire for cash, subject to terms and conditions thereof, all of the outstanding publicly held Class A common units of MEP at a price of $8 per common unit for an aggregate transaction value of $170.2 million. The public interest to be acquired by our General Partner represents an approximate 25% effective interest in our natural gas gathering and processing business. In connection with the execution of the Merger Agreement, we have entered into a support agreement with MEP and our General Partner whereby we have agreed, in our capacity as a holder of MEP units, to vote our units in favor of the merger agreement and the transactions contemplated by the merger agreement.

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

At December 31, 2016, our total ownership interest in MEP was approximately 53.9%, which includes 2.9% of MEP’s Class A common units, 100% of MEP’s outstanding subordinated units, and 100% of MEP’s general partner. In addition, we directly own 48.4% of the limited partner interests in Midcoast Operating. On February 15, 2017, the subordination period ended. On that date, the outstanding subordinated units converted into a new class of MEP’s common units, which we refer to as the MEP Class B common units.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS  – (continued)

Enbridge Inc.

Enbridge is the indirect parent of our General Partner, and its common shares are publicly traded on the NYSE in the United States and the Toronto Stock Exchange, or TSX, in Canada under the symbol “ENB.” Enbridge is a leader in energy transportation and distribution in North America, with a focus on crude oil and liquids pipelines, natural gas pipelines and natural gas distribution. At December 31, 2016 and 2015, Enbridge and its consolidated subsidiaries held an effective 41.7% and 42.2% outstanding ownership interest in us, respectively, through its ownership in Enbridge Management and our General Partner.

Business Segments

We conduct our business through two operating segments: Liquids and Natural Gas.

Liquids

Our Liquids segment includes the Lakehead, North Dakota and the Mid-Continent crude oil systems. Our Lakehead system consists of a series of interstate common carrier crude oil and liquid petroleum pipelines that are regulated by the FERC, and storage assets, all of which are located in the Great Lakes and Midwest regions of the United States. Our Lakehead system, together with the Enbridge system in Canada owned by Enbridge, forms the longest liquid petroleum pipeline in the world. The Lakehead system, which spans approximately 2,211 miles and includes approximately 5,022 miles of pipe and 75 pump stations, has been in operation for more than 60 years and is the primary transporter of crude oil and liquid petroleum from western Canada to the United States. The Lakehead system primarily serves all the major refining centers in the Great Lakes and Midwest regions of the United States and the province of Ontario, Canada. Our North Dakota crude oil system is approximately 660 miles long, has 20 pump stations, multiple delivery points and storage facilities with an aggregate working storage capacity of approximately 1.8 million barrels. The North Dakota system connects directly into the Lakehead system in the state of Minnesota. Our Mid-Continent system consists of approximately 433 miles of crude oil pipelines, including the FERC-regulated Ozark pipeline and approximately 25.1 million barrels of storage capacity, which serve refineries in the United States Mid-Continent region from Cushing, Oklahoma.

Natural Gas

Our Natural Gas segment consists of natural gas and NGL, rail and liquid marketing services, gathering and transportation pipeline systems, natural gas processing and treating facilities and an NGL fractionation facility, predominantly located in active producing basins in east and north Texas, as well as the Texas Panhandle and western Oklahoma. At December 31, 2016, our Natural Gas segment is comprised of four active and six standby natural gas treating plants and 15 active and 10 standby natural gas processing plants, excluding plants that are inactive based on current volumes. In addition, our Natural Gas segment includes approximately 10,800 miles of natural gas gathering and transmission pipelines, approximately 282 miles of NGL gathering and transportation pipelines, as well as rail cars used for transporting NGLs and crude oil.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. We regularly evaluate these estimates utilizing historical experience, consultation with experts and other methods we consider reasonable in the circumstances. Nevertheless, actual results may differ significantly from these estimates. We record the effect of any revisions to these estimates in our consolidated financial statements in the period in which the facts that give rise to the revision become known.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Principles of Consolidation

The consolidated financial statements include our accounts and accounts of our subsidiaries and VIEs for which we are the primary beneficiary. Upon inception of a contractual agreement, we perform an assessment to determine whether the arrangement contains a variable interest in a legal entity and whether that legal entity is a VIE. Where we conclude we are the primary beneficiary of a VIE, we consolidate the accounts of that entity.

We assess all aspects of our interests in an entity and use judgement when determining if we are the primary beneficiary. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Other qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual agreements with the VIE, voting rights and level of involvement of other parties. A reassessment of the primary beneficiary conclusion is conducted when there are changes in the facts and circumstances related to a VIE.

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

Allowance for Funds Used During Construction

During the construction of our pipelines that qualify for regulated accounting, we are allowed to capitalize costs that represent the estimated debt and equity costs of capital necessary to finance the construction of our pipelines. The debt and equity costs, referred to collectively as allowance for funds used during construction, or AFUDC, are capitalized as part of the costs of pipeline construction in “Property, plant and equipment, net” in our consolidated statements of financial position. The equity return component and interest costs related to the AFUDC are credited to “Allowance for equity used during construction” and “Interest expense, net” respectively, on our consolidated statements of income. Entities that do not qualify for regulated accounting are only allowed to capitalize interest costs related to its construction activities, while a component for equity is prohibited.

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

Regulatory Assets and Liabilities

Under our cost-of-service recovery model, the difference between forecast used to calculate the tolls and actual results causes an over or under recovery in any given year that is deferred through a revenue adjustment and is

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

returned to or recovered from shippers through future rate adjustments in the following year. Due to these over or under recovery adjustments made in accordance with the FERC’s authoritative guidance, we recognize assets and liabilities for regulatory purposes. The assets and liabilities that we recognize for regulatory purposes are recorded on a net basis in “Other current assets” or “Accounts payable and other,” respectively, on our consolidated statements of financial position. The net regulatory asset or liability balance is comprised of the cumulative over and under recovery adjustments made during the prior calendar year, less any amortizations, and the cumulative over and under recovery adjustments made during current calendar year to date. We track regulatory assets and liabilities by vintage, and our regulatory assets and liabilities are amortized on a straight-line basis over a one-year recovery period. Accordingly, amortization for a net regulatory asset or liability arising from over and under recovery adjustments related to any given calendar year does not begin until January of the following year.

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

Under the terms of each of our commodity-based service contracts, we retain natural gas and NGLs as our compensation for providing these customers with our services. We use derivative instruments to hedge a portion of our forecasted commodity cash flows. For any unhedged commodity price exposure, our gross margin, representing commodity sales less commodity costs, generally increases when the prices of these commodities are rising and generally decreases when the prices are declining. As a result of entering into derivative instruments, we may fix the amount of cash that we will pay and receive in the future when we sell the residue gas, NGLs and condensate, even though the market price of these commodities may fluctuate.

Marketing

Our marketing business derives its gross margin from purchasing and receiving natural gas, NGLs and other products from third-party pipeline systems and processing plants and selling and delivering them to wholesale customers, distributors, refiners, fractionators, utilities, chemical facilities and power plants. We contract for third-party pipeline capacity under firm and interruptible transportation contracts for which the pipeline capacity depends on volumes of natural gas from our natural gas assets, which provides us with access to several third-party

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

interstate and intrastate pipelines that can be used to improve value for the producers by transporting natural gas to premium markets and NGLs to primary market hubs where they can be sold to major customers for these products. Our marketing business also uses owned and leased railcars to transport products such as NGLs, condensate and other liquid hydrocarbons to market. In some instances, our margin per unit of volume sold can be higher if the commodity being marketed requires specialized handling, treating, stabilization or other services.

Our marketing business also derives gross margin from the relative difference in natural gas and NGL prices between the contracted index at which the natural gas and NGLs are purchased and the index price at which they are sold, otherwise known as the “basis spread,” which can vary over time or by location, as well as due to local supply and demand factors. Natural gas and NGLs purchased and sold by our marketing business is primarily priced at a published daily or monthly price index. Sales to wholesale customers typically incorporate a premium for managing their transmission and balancing requirements. Higher premiums and associated margins result from transactions that involve smaller volumes or that offer greater service flexibility for wholesale customers. We enter into long-term fixed price purchase or sales contracts with our customers and generally will enter into offsetting hedge positions under the same or similar terms.

Estimation of Revenue and Commodity Costs

In order to permit the timely preparation of our consolidated financial statements, we estimate our current month revenue and commodity costs. We generally cannot compile actual billing information nor obtain actual vendor invoices within a timeframe that would permit the recording of this actual data before our preparation of the consolidated financial statements. As a result, we record an estimate each month for our operating revenues and commodity costs based on the best available volume and price data for natural gas, natural gas liquids, and crude oil delivered and received, along with an adjustment of the prior month’s estimate to equal the prior month’s actual data. As a result, there is one month of estimated data recorded in our operating revenues and commodity costs for each of the years ended December 31, 2016, 2015 and 2014. We believe that the assumptions underlying these estimates are not significantly different from the actual amounts due to the routine nature of these estimates and the stability of our processes.

Derivative Financial Instruments

We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage our exposure to changes in commodity prices and interest rates. We record all derivative financial instruments at fair market value in our consolidated statements of financial position.

For those instruments that qualify for hedge accounting, the accounting treatment is dependent on the intended use and designation of each instrument. We record changes in the fair value of our derivative financial instruments that are not designated for hedge accounting in our consolidated statements of income as follows:

•	Natural Gas segment commodity-based derivatives — “Commodity costs” and “Commodity sales”
•	Liquids segment commodity-based derivatives — “Transportation and other services” and “Power”
•	Interest rate derivatives — “Interest expense, net”

Qualified Hedges

We may use cash flow hedges to manage our exposure to changes in commodity prices. To qualify for cash flow hedge accounting treatment, very specific requirements must be met in terms of hedge structure, hedge objective and hedge documentation. At inception, we formally document the relationship between the hedging instrument and the hedged item, the risk management objective, and the method used for assessing and testing correlation and hedge effectiveness. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. Furthermore, we regularly assess the creditworthiness of our counterparties to manage against the risk of default. If we determine that a derivative is no longer highly effective as a hedge, we discontinue hedge accounting prospectively by including changes in the fair value of the derivative in current earnings.

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

The effective portion of the change in fair value of a cash flow hedge is recorded in other comprehensive income (loss) and is reclassified into earnings when the hedge item impacts earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recognized each period in earnings. Gains and losses deferred in AOCI related to cash flow hedges for which hedge accounting has been discontinued remain in AOCI until the underlying physical transaction occurs unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two month period of time thereafter. Although we retain the ability to designate commodity hedges for cash flow hedge accounting, as of December 31, 2016, we have no remaining commodity hedges designated as cash flow hedges.

Non-Qualified Hedges

We have derivative financial instruments associated with our commodity activities where the hedge structure does not meet the requirements to apply hedge accounting. As a result, these derivative financial instruments do not qualify for hedge accounting and are referred to as non-qualifying. These non-qualifying derivative financial instruments are marked-to-market each period with the change in fair value, representing unrealized gains and losses, included in “Commodity costs,” “Commodity sales,” “Transportation and other services,” “Power” or “Interest expense, net” in our consolidated statements of income. These mark-to-market adjustments produce a degree of earnings volatility that can often be significant from period to period, but have no cash flow impact relative to changes in market prices. The cash flow impact occurs when the underlying physical transaction takes place in the future and the associated financial instrument contract settlement is made. Although we retain the ability to designate commodity hedges for cash flow accounting, as of December 31, 2016, we have no remaining commodity hedges that are designated. As such, all commodity hedges are marked-to-market with the changes in fair value recorded in earnings each period. Designated interest rate derivative financial instruments continue to be reported in AOCI.

Fair Value Measurements

We apply the authoritative accounting provisions for measuring fair value to our derivative instruments and disclosures associated with our outstanding commodity activities. Fair value is defined as the expected price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date.

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

We record all derivative financial instruments in our consolidated financial statements at fair market value, which we adjust on a recurring basis each period for changes in the fair market value, and refer to as marking to market, or mark-to-market. The fair market value of these derivative financial instruments reflects the estimated amounts that we would pay to transfer a liability or receive to sell an asset in an orderly transaction with market participants to terminate or close the contracts at the reporting date, taking into account the current unrealized losses or gains on open contracts. We apply a mid-market pricing convention, which we refer to as the “market approach,” to value substantially all of our derivative instruments.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or usage, in accordance with specific commercial arrangements, are presented as “Restricted cash” on our consolidated statements of financial position.

Allowance for Doubtful Accounts

We establish provisions for losses on accounts receivable when we determine that we will not collect all or part of an outstanding balance. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method.

Inventory

Inventory includes product inventory and materials and supplies inventory. We record all product inventories at the lower of our cost, as determined on a weighted average basis, or market value. Our product inventory consists of natural gas and liquid hydrocarbons, such as NGLs and condensate. Upon disposition, product inventory is recorded to “Commodity costs” at the weighted average cost of inventory, including any adjustments recorded to reduce inventory to market value.

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

Property, Plant and Equipment

We record property, plant and equipment at historical cost. We capitalize expenditures in excess of a minimum rule, which have a useful life greater than one year for: (1) assets purchased or constructed; (2) existing assets that are replaced, improved or the useful lives have been extended; or (3) all land, regardless of cost. Maintenance and repair costs, including any planned major maintenance activities, are expensed as incurred. Expenditures for project development are capitalized if they are expected to have a future benefit. During construction, we capitalize direct costs, such as labor and materials, and other costs, such as direct overhead and interest at our weighted average cost of debt.

We depreciate property, plant and equipment on a straight-line basis over the lesser of its estimated useful life or the estimated remaining lives of the crude oil or natural gas production in the basins the assets serve. Upon disposition of distinct assets, we recognize any gains or losses in our consolidated statements of income. For largely homogeneous groups of assets with comparable useful lives, we record depreciation using the group method of depreciation whereby similar assets are grouped and depreciated as a group. Under this method, when group assets are retired or otherwise disposed of, gains and losses are not reflected in our consolidated statements of income but are recorded as an adjustment to accumulated depreciation.

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

Impairment

We evaluate the recoverability of our long-lived assets when events or circumstances such as economic obsolescence, the business climate, legal and other factors indicate we may not recover the carrying amount of the assets. We evaluate the asset for recoverability by estimating the undiscounted future cash flows expected to be derived from operating the asset as a going concern. If the carrying amount of the asset exceeds the sum of the undiscounted future cash flows, we recognize an impairment loss in the amount of the excess carrying amount of the asset over its fair value.

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

3. CHANGES IN ACCOUNTING POLICY

Adoption of New Standards

Amendments to the Consolidation Analysis

Effective January 1, 2016, we adopted Accounting Standards Update, or ASU, No. 2015-02 on a modified retrospective basis, which amended and clarified the guidance on variable interest entities, or VIEs. There was a significant change in the assessment of limited partnerships and other similar legal entities as VIEs, including the removal of the presumption that the general partner should consolidate a limited partnership. As a result, we have determined that certain entities that we historically consolidated are VIEs. The amended guidance did not impact our accounting treatment of such entities. However, material disclosures for VIEs have been provided, as necessary.

Simplifying the Presentation of Debt Issuance Costs

Effective January 1, 2016, we adopted ASU No. 2015-03 on a retrospective basis which, as of December 31, 2015 resulted in a decrease in “Other assets, net” of $41.5 million and a corresponding decrease in long-term debt of $41.5 million. The new standard requires debt issuance costs related to a recognized debt liability to be presented

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. CHANGES IN ACCOUNTING POLICY  – (continued)

in the consolidated statements of financial position as a direct deduction from the carrying amount of that debt liability, as consistent with the presentation of debt discounts or premiums. ASU No. 2015-15 was adopted in conjunction with the above standard. ASU No. 2015-15 clarifies presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, whereby an entity may defer debt issuance costs as an asset and subsequently amortize them over the term of the line of credit.

Future Accounting Policy Changes

Restricted Cash Presentation on Statement of Cash Flows

ASU No. 2016-18, was issued in November 2016 with the intent to add or clarify guidance on the classification and presentation of changes in restricted cash and restricted cash equivalents within the cash flow statement. The amendments require that changes in restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the opening and closing period amounts shown on the statement of cash flows. We are currently assessing the impact of the new standard on our consolidated financial statements. The accounting update is effective for fiscal years beginning after December 15, 2017 and is to be applied on a retrospective basis.

Recognition of Leases

ASU No. 2016-02 was issued in February 2016 with the intent to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated statements of financial position and disclosing additional key information about leasing arrangements. We are currently assessing the impact of the new standard on our consolidated financial statements. The accounting update is effective for fiscal years beginning after December 15, 2018, and is to be applied using a modified retrospective approach.

Recognition and Measurement of Financial Assets and Liabilities

ASU No. 2016-01 was issued in January 2016 with the intent to address certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. The amendments revise accounting related to the classification and measurement of investments in equity securities, the presentation of certain fair value changes for financial liabilities measured at fair value, and the disclosure requirements associated with the fair value of financial instruments. We are currently assessing the impact of the new standard on our consolidated financial statements. The accounting update is effective for fiscal years beginning after December 15, 2017, and is to be applied by means of a cumulative-effect adjustment to the statements of financial position as of the beginning of the fiscal year of adoption.

Revenues from Contracts with Customers

Since May 2014, ASU Nos. 2014-09, 2015-14, 2016-08, 2016-10 and 2016-12 were issued with the intent of significantly enhancing consistency and comparability of revenue recognition practices across entities and industries. The new standard establishes a single, principles-based five-step model to be applied to all contracts with customers and introduces new and enhanced disclosure requirements. The standard is effective January 1, 2018. The new revenue standard permits either a full retrospective method of adoption with restatement of all prior periods presented, or a modified retrospective method with the cumulative effect of applying the new standard recognized as an adjustment to opening retained earnings in the period of adoption. We are currently assessing which transition method to use.

We reviewed a sample of our revenue contracts in order to evaluate the effect of the new standard on our revenue recognition practices. Based on our initial assessment, estimates of variable consideration which will be required under the new standard for certain contracts may result in changes to the pattern or timing of revenue recognition for those contracts. While we have not yet completed our assessment, we tentatively do not expect these changes to have a material impact on our consolidated net income (loss). We are also developing processes to generate the disclosures required under the new standard.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. NET INCOME PER LIMITED PARTNER UNIT

We allocate our net income among our Series 1 Preferred Units, or Preferred Units, our General Partner interest, and our limited partner units using the two-class method. Under the two-class method, we allocate our net income attributable to our General Partner and our limited partners according to the distribution formula for available cash as set forth in our partnership agreement. We allocate our net income to our limited partners owning Class D units and Class E units equal to the distributions that they receive. We also allocate any earnings in excess of distributions to our General Partner and limited partners owning Class A and B common units and i-units utilizing the distribution formula for available cash specified in our partnership agreement. We allocate any distributions in excess of earnings for the period to our General Partner and limited partners owning Class A and B common units and i-units based on their sharing of losses of 2% and 98%, respectively, as set forth in our partnership agreement. We allocate distributions to the General Partner and limited partners based upon the distribution rates and percentages set forth in the following table:

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

Equity Restructuring Transaction

On July 1, 2014, we entered into an equity restructuring transaction, or Equity Restructuring, with the General Partner in which the General Partner irrevocably waived its right to receive cash distributions and allocations of items of income, gain, deduction, and loss in excess of 2% in respect of its general partner interest in the incentive distribution rights, or Previous IDRs, in exchange for the issuance to a wholly-owned subsidiary of the General Partner of (i) 66.1 million units of a new class of limited partner interests designated as Class D units, and (ii) 1,000 units of a new class of limited partner interests designated as Incentive Distribution Units, or IDUs. For more information, refer to Note 20. Partners’ Capital. Prior to this transaction, we allocated distributions to the General Partner and limited partners as follows:

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to General Partner	Percentage Distributed to Limited partners
Minimum Quarterly Distribution	Up to $0.295	2%	98%
First Target Distribution	> $0.295 to $0.35	15%	85%
Second Target Distribution	> $0.35 to $0.495	25%	75%
Over Second Target Distribution	In excess of $0.495	50%	50%

Alberta Clipper Drop Down

On January 2, 2015, we completed a transaction to acquire from our General Partner the remaining 66.7% interest in the U.S. portion of the Alberta Clipper Pipeline. The consideration consisted of issuance to the General Partner of 18,114,975 units of a new class of limited partner interests designated as Class E units. For more information, refer to Note 20. Partners’ Capital.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. NET INCOME PER LIMITED PARTNER UNIT  – (continued)

We determined basic and diluted net income (loss) per common unit and i-unit as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions, except per unit amounts)
Net income (loss)	$(41.3)	$454.3	$740.0
Less: Net income attributable to:
Noncontrolling interest	26.4	221.1	263.3
Series 1 preferred unit distributions	90.0	90.0	90.0
Accretion of discount on Series 1 preferred units	4.7	11.2	14.9
Net income (loss) attributable to general and limited partner interests in Enbridge Energy Partners, L.P.	(162.4)	132.0	371.8
Distributions:
Incentive distributions	(21.0)	(18.9)	(39.1)
Distributed earnings attributed to our General Partner	(21.0)	(20.5)	(17.3)
Distributed earnings attributed to Class D and Class E units	(196.4)	(195.3)	(107.5)
Total distributed earnings to our General Partner, Class D and Class E units and IDUs	(238.4)	(234.7)	(163.9)
Total distributed earnings attributed to our common units and i-units	(813.8)	(791.4)	(731.0)
Total distributed earnings	(1,052.2)	(1,026.1)	(894.9)
Overdistributed earnings	$(1,214.6)	$(894.1)	$(523.1)
Weighted average common units and i-units outstanding	348.0	339.1	328.2
Basic and diluted earnings per unit:
Distributed earnings per common unit and i-unit(1)	$2.34	$2.33	$2.23
Overdistributed earnings per common unit and i-unit(2)	(3.42)	(2.58)	(1.56)
Net income (loss) per common unit and i-unit (basic and diluted)(3)	$(1.08)	$(0.25)	$0.67

(1)	Represents the total distributed earnings to common units and i-units divided by the weighted average number of common units and i-units outstanding for the period.
(2)	Represents the common units’ and i-unit’s share (98%) of distributions in excess of earnings divided by the weighted average number of common units and i-units outstanding for the period and overdistributed earnings allocated to the common units and i-units based on the distribution waterfall that is outlined in our partnership agreement.
(3)	For the years ended December 31, 2016, 2015 and 2014, 43,201,310 anti-dilutive Preferred Units and 66,100,000 anti-dilutive Class D units were excluded from the if-converted method of calculating diluted earnings per unit. For the years ended December 31, 2016 and 2015, 18,114,975 anti-dilutive Class E units were excluded from the if-converted method of calculating diluted earnings per unit.

5. SEGMENT INFORMATION

Our business is divided into operating segments, defined as components of the enterprise, about which financial information is available and evaluated regularly by our Chief Operating Decision Maker, collectively comprised of our senior management, in deciding how resources are allocated and performance is assessed.

Each of our reportable segments is a business unit that offers different services and products and are managed separately, because each business segment requires different operating strategies. We have segregated our business activities into two distinct operating segments:

•	Liquids; and
•	Natural Gas.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT INFORMATION  – (continued)

The following tables present certain financial information relating to our business segments and other activities. Interest expense, allowance for equity used during construction, income tax expense, noncontrolling interest, and certain other costs are not allocated to the business segments. These items are presented in “Other” in the tables below:

	As of and for the year ended December 31, 2016
	Liquids	Natural Gas	Other	Total
	(in millions)
Operating revenues:(1)
Commodity sales	$—	$1,785.6	$—	$1,785.6
Transportation and other services	2,515.9	180.4	—	2,696.3
	2,515.9	1,966.0	—	4,481.9
Operating expenses:
Commodity costs	—	1,659.1	—	1,659.1
Environmental costs, net of recoveries	2.2	—	—	2.2
Operating and administrative	561.9	290.9	13.7	866.5
Power	277.4	—	—	277.4
Depreciation and amortization	426.5	154.4	—	580.9
Asset impairment	757.1	10.6	—	767.7
	2,025.1	2,115.0	13.7	4,153.8
Operating income (loss)	490.8	(149.0)	(13.7)	328.1
Interest expense, net	—	—	(445.5)	(445.5)
Allowance for equity used during construction	—	—	45.5	45.5
Other income	—	30.0 (2)	1.5	31.5
Income (loss) before income tax expense	490.8	(119.0)	(412.2)	(40.4)
Income tax expense	—	—	(0.9)	(0.9)
Net income (loss)	490.8	(119.0)	(413.1)	(41.3)
Less: Net income attributable to:
Noncontrolling interest	—	—	26.4	26.4
Series 1 preferred unit distributions	—	—	90.0	90.0
Accretion of discount on Series 1 preferred units	—	—	4.7	4.7
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$490.8	$(119.0)	$(534.2)	$(162.4)
Total assets	$13,106.7	$4,857.2 (3)	$146.2	$18,110.1
Capital expenditures (excluding acquisitions)	$796.5	$54.2	$1.9	$852.6

(1)	There were no intersegment revenues for the year ended December 31, 2016.
(2)	Other income for our Natural Gas segment includes our equity investment in the Texas Express NGL system.
(3)	Total assets for our Natural Gas segment includes $360.7 million for our equity investment in the Texas Express NGL system.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT INFORMATION  – (continued)

	As of and for the year ended December 31, 2015
	Liquids	Natural Gas	Other	Total
	(in millions)
Operating revenues:(1)
Commodity sales	$—	$2,646.4	$—	$2,646.4
Transportation and other services	2,303.4	196.3	—	2,499.7
	2,303.4	2,842.7	—	5,146.1
Operating expenses:
Commodity costs	—	2,372.9	—	2,372.9
Environmental costs, net of recoveries	3.1	—	—	3.1
Operating and administrative	605.9	351.0	14.4	971.3
Power	259.5	—	—	259.5
Depreciation and amortization	378.4	157.8	—	536.2
Asset impairment	62.5	12.3	—	74.8
Goodwill impairment	—	246.7	—	246.7
	1,309.4	3,140.7	14.4	4,464.5
Operating income (loss)	994.0	(298.0)	(14.4)	681.6
Interest expense, net	—	—	(322.0)	(322.0)
Allowance for equity used during construction	—	—	70.3	70.3
Other income	—	29.3 (2)	—	29.3
Income (loss) before income tax expense	994.0	(268.7)	(266.1)	459.2
Income tax expense	—	—	(4.9)	(4.9)
Net income (loss)	994.0	(268.7)	(271.0)	454.3
Less: Net income attributable to:
Noncontrolling interest	—	—	221.1	221.1
Series 1 preferred unit distributions	—	—	90.0	90.0
Accretion of discount on Series 1 preferred units	—	—	11.2	11.2
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$994.0	$(268.7)	$(593.3)	$132.0
Total assets	$13,483.4	$5,142.3 (3)	$148.6	$18,774.3
Capital expenditures (excluding acquisitions)	$1,975.9	$173.6	$4.8	$2,154.3

(1)	There were no intersegment revenues for the year ended December 31, 2015.
(2)	Other income for our Natural Gas segment includes our equity investment in the Texas Express NGL system.
(3)	Total assets for our Natural Gas segment includes $372.3 million for our equity investment in the Texas Express NGL system.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT INFORMATION  – (continued)

	As of and for the year ended December 31, 2014
	Liquids	Natural Gas		Other	Total
	(in millions)
Operating revenues:(1)
Commodity sales	$—	$5,693.9		$—	$5,693.9
Transportation and other services	2,070.4	200.4		—	2,270.8
	2,070.4	5,894.3		—	7,964.7
Operating expenses:
Commodity costs	—	5,145.9		—	5,145.9
Environmental costs, net of recoveries	97.3	—		—	97.3
Operating and administrative	500.8	423.0		10.6	934.4
Power	226.6	—		—	226.6
Depreciation and amortization	306.8	151.4		—	458.2
Asset impairment	—	15.6		—	15.6
	1,131.5	5,735.9		10.6	6,878.0
Operating income (loss)	938.9	158.4		(10.6)	1,086.7
Interest expense, net	—	—		(403.2)	(403.2)
Allowance for equity used during construction	—	—		57.2	57.2
Other income (expense)	—	13.2	(2)	(4.3)	8.9
Income (loss) before income tax expense	938.9	171.6		(360.9)	749.6
Income tax expense	—	—		(9.6)	(9.6)
Net income (loss)	938.9	171.6		(370.5)	740.0
Less: Net income attributable to:
Noncontrolling interest	—	—		263.3	263.3
Series 1 preferred unit distributions	—	—		90.0	90.0
Accretion of discount on Series 1 preferred units	—	—		14.9	14.9
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$938.9	$171.6		$(738.7)	$371.8
Total assets	$11,870.4	$5,633.5	(3)	$222.6	$17,726.5
Capital expenditures (excluding acquisitions)	$2,563.4	$230.0		$6.0	$2,799.4

(1)	There were no intersegment revenues for the year ended December 31, 2014.
(2)	Other income for our Natural Gas segment includes our equity investment in the Texas Express NGL system.
(3)	Totals assets for our Natural Gas segment includes $380.6 million for our equity investment in the Texas Express NGL system.

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base. Our largest non-affiliated customer accounted for approximately 10.3% and 10.4% of our third-party revenues for the years ended December 31, 2016 and 2015, respectively. No other customers accounted for 10% or more of our third-party revenues during any of the three years ended December 31, 2016, 2015, and 2014.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. REGULATORY MATTERS

Regulatory Assets and Liabilities

Due to over or under recovery adjustments made in accordance with the FERC’s authoritative guidance and our cost-of-service recovery model, we recognize assets and liabilities for regulatory purposes. The assets and liabilities that we recognize for regulatory purposes are recorded on a net basis in “Other current assets” or “Accounts payable and other,” respectively, on our consolidated statements of financial position. These regulatory assets and liabilities are amortized on a straight-line basis over a one-year recovery period. Our over and under recovery revenue adjustments and net regulatory asset amortization for the years ended December 31, 2016, 2015, and 2014 are as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Net regulatory asset balance at beginning of period	$29.9	$6.0	$7.7
Current year under recovery adjustments	11.9	29.9	6.0
Amortization of prior year regulatory asset	(29.9)	(6.0)	(7.7)
Net regulatory asset balance at end of period	$11.9	$29.9	$6.0

Other Contractual Obligations

Qualifying Volumes

We have certain contractual obligations with our customers in which a portion of the revenue earned on volumes above certain predetermined shipment levels, or qualifying volumes, are returned to the shippers through future rate adjustments. We record the liabilities associated with this contractual obligation in “Accounts payable and other,” on our consolidated statements of financial position. The amortization for this contractual obligation reflects the related transportation rate adjustment in the subsequent year. At December 31, 2016 and 2015, we had no qualifying volume liabilities related to the original Southern Access and Alberta Clipper agreements on our consolidated statements of financial position.

We amortize the liability on a straight line basis as an adjustment to revenue in the following year, reflecting the related rate adjustment. There was no amortization for qualifying volume liabilities for the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, we amortized through revenue $6.1 million of qualifying volume liabilities on our consolidated statements of income with a corresponding amount reducing the contractual obligation on our consolidated statements of financial position.

Alberta Clipper Pipeline Property Taxes

A portion of the rates we charge our customers includes an estimate for annual property taxes. If the estimated property tax we collect from our customers is higher or lower than the actual property tax imposed, we are contractually obligated to refund to our customers or entitled to collect from our customers 50% of the property tax over or under recovery, respectively. At December 31, 2016 and 2015, we had $0.1 and $0.8 million, respectively, in property tax under recovery assets related to our Alberta Clipper Pipeline on our consolidated statements of financial position.

During 2015 and 2014, we incurred liabilities for contractual obligations with our customers on the Alberta Clipper Pipeline related to property taxes. As a result, in 2015 and 2014, we recorded a liability for the contractual amounts due back to our shippers with the corresponding amount as a reduction to revenue. We amortized the liability on a straight line basis as an adjustment to revenue in the following year. For the year ended December 31, 2016, we amortized through revenue $0.8 million of property tax under recovery assets, on our consolidated statements of income with a corresponding amount reducing the contractual obligation on our consolidated statements of financial position. For the years ended 2015 and 2014, we amortized through revenue $5.9 million and $6.9 million of property tax over recovery liabilities, respectively, on our consolidated statements of income with a corresponding amount reducing the contractual obligation on our consolidated statements of financial position.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. REGULATORY MATTERS  – (continued)

Allowance for Equity Used During Construction

We are permitted to capitalize and recover costs for rate-making purposes that include allowance for equity used during construction, or AEDC. In connection with construction of the Eastern Access Projects, Line 3 Replacement and Mainline Expansion projects, we recorded $45.5 million, $70.3 million, and $57.2 million of “Allowance for equity used during construction” on our consolidated statements of income at December 31, 2016, 2015 and 2014, respectively, with corresponding amounts to “Property, plant and equipment, net” on our consolidated statements of financial position for the respective periods.

7. ACQUISITIONS

On February 27, 2015, MEP acquired a midstream business which consisted of a natural gas gathering system in Leon, Madison and Grimes Counties, Texas. MEP acquired the midstream business for $85.0 million in cash and a contingent future payment of up to $17.0 million. Funding for the acquisition was provided by us and MEP based on our proportionate ownership percentages in Midcoast Operating, L.P., or Midcoast Operating, at the time of acquisition, which was 48.4% and 51.6%, respectively. This business is part of our Natural Gas segment.

Of the $85.0 million purchase price, $20.0 million was placed into escrow, pending the resolution of a legal matter and completion and connection of additional wells to the system by February 2016. Since the acquisition date, MEP released $17.0 million from escrow for additional wells connected to our system and for the resolution of the legal matter. During the first quarter of 2016, $3.0 million in escrow was returned to MEP as some of the additional wells were not connected to the system by February 2016. As a result, we recognized a $3.0 million gain as a reduction to “Operating and administrative” expense, which is reflected in our consolidated statements of income for the year ended December 31, 2016. At December 31, 2016, no amounts remained in escrow. At December 31, 2015, “Restricted cash” and “Other assets, net” included $6.0 million and $6.0 million of amounts in escrow, respectively, in our consolidated statements of financial position.

The purchase and sale agreement contained a provision whereby MEP would have been obligated to make future tiered payments of up to $17.0 million if volumes were delivered into the system at certain tiered volume levels over a five-year period. MEP determined at the time of the acquisition that the potential payment was contingent consideration. At the acquisition date, the fair value of this contingent consideration, using a probability-weighted discounted cash flow model was $2.3 million. The contingent consideration was re-measured on a fair value basis each quarter until December 31, 2015, which resulted in an addition to the liability of $0.3 million for accretion. During the first quarter of 2016, and in subsequent reassessments, MEP determined, based on current and forecasted volumes, that it was remote that MEP would be obligated to make any payments at the expiration of the five-year period. Consequently, we reversed the liability and recognized a $2.6 million gain as a reduction to “Operating and administrative” expense in our consolidated statements of income for the year ended December 31, 2016.

8. CASH AND CASH EQUIVALENTS

We extinguish liabilities when a creditor has relieved us of our obligation, which occurs when our financial institution honors a check that the creditor has presented for payment. Accordingly, obligations for which we have made payments that have not yet been presented to the financial institution totaling approximately $9.8 million and $21.5 million at December 31, 2016 and 2015, respectively, are included in “Accounts payable and other” on our consolidated statements of financial position.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. CASH AND CASH EQUIVALENTS  – (continued)

Restricted Cash

Restricted cash is comprised of the following:

	December 31,
	2016	2015
	(in millions)
Cash collected on behalf of Enbridge subsidiary for accounts receivable sales and not yet remitted to the Enbridge subsidiary (Note 24)	$24.5	$19.0
Cash held in escrow for acquisitions (Note 7)	—	6.0
Cash collateral for derivative activities (Note 21)	—	12.6
	$24.5	$37.6

9. INVENTORY

Our inventory is comprised of the following:

	December 31,
	2016	2015
	(in millions)
Materials and supplies	$1.8	$2.2
Crude oil inventory	1.3	1.6
Natural gas and NGL inventory	27.8	31.3
Total inventory	$30.9	$35.1

“Commodity costs” on our consolidated statements of income include charges totaling $5.8 million and $11.4 million for the years ended 2015 and 2014, respectively, that we recorded to reduce the cost basis of our inventory of natural gas and natural gas liquids, or NGLs, to reflect the current market value. For the year ended December 31, 2016, we did not have any similar material charges related to our inventory of natural gas and NGLs.

10. OTHER CURRENT ASSETS

Other current assets are comprised of the following:

	December 31,
	2016	2015
	(in millions)
Short-term portion of derivative assets (Note 21)	$44.1	$123.9
Regulatory assets (Note 6)	11.9	30.7
Prepaid expenses and other	36.2	18.4
Total other current assets	$92.2	$173.0

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment is comprised of the following:

	Depreciation Rates	December 31,
		2016	2015
		(in millions)
Land	-	$103.2	$62.9
Rights-of-way	1.80% – 13.00%	932.2	952.5
Pipelines	1.79% – 13.00%	10,448.6	10,376.3
Pumping equipment, buildings and tanks	1.48% – 13.00%	4,953.8	4,232.3
Compressors, meters and other operating equipment	1.80% – 20.00%	2,182.6	2,147.6
Vehicles, office furniture and equipment	1.33% – 33.33%	233.8	280.0
Processing and treating plants	2.21% – 4.00%	630.0	627.8
Construction in progress		896.8	1,968.8
Total property, plant and equipment		20,381.0	20,648.2
Accumulated depreciation		(3,658.4)	(3,235.8)
Property, plant and equipment, net		$16,722.6	$17,412.4

Depreciation expense for the years ended December 31, 2016, 2015, and 2014, was $552.5 million, $512.4 million, and $445.4 million, respectively.

In December 2016, we entered into an agreement to sell the Ozark pipeline system to a subsidiary of MPLX LP for cash proceeds of approximately $209.0 million plus an estimated $10.2 million in reimbursable capital costs up to the closing date of the transaction. Subject to certain pre-closing conditions, the transaction is expected to close by the end of the first quarter of 2017. These assets are part of our Liquids segment and have a carrying value of $206.8 million, which are presented in “Assets held for sale” on our consolidated statements of financial position. As of December 31, 2016, we reclassified these assets from property, plant and equipment to assets held for sale and measured them at the lower of carrying value or fair value less costs to sell, which did not result in a fair value adjustment. We ceased recognizing depreciation expense on these assets upon reclassification.

Impairments

During the years ended December 31, 2016, 2015, and 2014, we recorded non-cash impairment losses of $767.7 million, $74.8 million and $15.6 million, as discussed below, which is included in “Asset impairment” on our consolidated statements of income.

Liquids

On September 1, 2016, we announced that we applied for the withdrawal of regulatory applications pending with the MNPUC for the Sandpiper Project which is included in our Liquids segment. In connection with this announcement and other factors, we evaluated the project for impairment. As a result of the analysis, we recognized an impairment loss of $756.7 million for the year ended December 31, 2016. Of that amount, $267.4 million is attributable to noncontrolling interest, or NCI. The estimated remaining fair value of $54.5 million of the Sandpiper Project is based on the estimated price that would be received to sell unused pipe, land and other related equipment in its current condition, considering the current market conditions for sale of these assets. The valuation considered a range of potential selling prices from various alternatives that could be used to dispose of these assets. The estimated fair value, with the exception of $2.6 million in land, was reclassified to “Other assets, net” on our consolidated statement of financial position as of December 31, 2016.

During the year ended December 31, 2015, due to contracts that would not be renewed after 2016, we recorded a non-cash impairment loss of $62.5 million to write off the remaining carrying value of our Berthold rail facility.

Natural Gas

On August 15, 2016, MEP sold certain trucks, trailers and related facilities which we include in our Natural Gas segment. The sales price was $12.1 million and the assets had a total carrying amount of $14.0 million at the date of sale. The loss on disposal of $1.9 million for the year ended December 31, 2016, is included in “Operating

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. PROPERTY, PLANT AND EQUIPMENT  – (continued)

and administrative” expense on our consolidated statement of income. During the year ended December 31, 2016, MEP recorded $10.6 million in non-cash impairment charges on these assets.

On July 31, 2015, MEP sold its non-core Tinsley crude oil pipeline, storage facilities, and docks and its non-core Louisiana propylene pipeline for $1.3 million. These assets are part of our Natural Gas segment and had a combined carrying value of $4.5 million at the date of sale. The loss on disposal of $3.2 million for the year December 31, 2015, is included in “Operating and administrative” expense on our consolidated statement of income. In addition, for each of the years ended December 31, 2015 and 2014, MEP recorded $12.3 million and $15.6 million, respectively, in non-cash impairment charges on these assets.

12. VARIABLE INTEREST ENTITIES

Midcoast Energy Partners, L.P.

MEP is a publicly-traded Delaware limited partnership. As of December 31, 2016, we owned a 51.9% direct limited partner interest in MEP. In addition, we own MEP’s general partner, Midcoast Holdings GP, L.L.C. The public owns the remaining interests in MEP. We are the primary beneficiary of MEP because (1) through our ownership of MEP’s general partner and our majority limited partner interest, we have the power to direct the activities that most significantly impact MEP’s economic performance; and (2) we have the obligation to absorb losses and the right to receive residual returns that potentially could be significant to MEP.

As of December 31, 2016 and 2015, our consolidated statements of financial position include total assets of $4,913.9 million and $5,227.2 million, respectively, and total liabilities of $1,138.1 million and $1,220.7 million, respectively, related to MEP. Only the assets of MEP can be used to settle MEP’s obligations. We do not have an obligation to provide financial support to MEP other than through certain contractual obligations, as prescribed by the terms of certain indemnities and guarantees, to pay specified liabilities of MEP.

Midcoast Operating, L.P.

Midcoast Operating is a Texas limited partnership. As of December 31, 2016, we and MEP owned 48.4% and 51.6%, respectively, of direct limited partner interest in Midcoast Operating. In addition, MEP owns Midcoast Operating’s general partner, Midcoast OLP GP, L.L.C. MEP is the primary beneficiary of Midcoast Operating because (1) through MEP’s ownership in Midcoast Operating’s general partner and majority limited partner interest, MEP has the power to direct the activities that most significantly impact Midcoast Operating’s economic performance; and (2) MEP has the obligation to absorb losses and the right to receive residual returns that potentially could be significant to Midcoast Operating. In addition, MEP is the entity within the related party group that is most closely associated with Midcoast Operating. As such, MEP consolidates Midcoast Operating. As discussed above, we consolidate MEP, and by extension also consolidate Midcoast Operating.

Enbridge Energy, Limited Partnership

OLP is a Delaware limited partnership that has established several series of partnership interests. As of December 31, 2016, we owned, directly or indirectly, 100% of the general partner interests in each series of OLP, as well as 100% of the Series LH and Series AC limited partner interests in OLP. In addition, including our ownership of the general partner interests, we directly and indirectly owned 25% of the Series EA and Series ME interests in OLP. Our General Partner owns the remaining 75% interests in Series EA and Series ME interests in OLP. We are the primary beneficiary of OLP because (1) through our ownership of the general partner interests in each of the OLP’s series and our limited partner interests in each series, we have the power to direct the activities that most significantly impact OLP’s economic performance; and (2) we have the obligation to absorb losses and the right to receive residual returns that potentially could be significant to OLP. In addition, we are the entity within the related party group that is most closely associated with OLP.

As of December 31, 2016 and 2015, our consolidated statements of financial position include total assets of $11,386.6 million and $11,074.9 million, respectively, and total liabilities of $759.8 million and $998.2 million, respectively, related to OLP. Only the assets of OLP can be used to settle OLP’s obligations. We currently do not have any obligation to provide financial support to OLP, although from time to time, we may provide certain

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. VARIABLE INTEREST ENTITIES  – (continued)

indemnities and guarantees for payment of specified liabilities to third parties in the event that OLP becomes in default under contracts with those third parties.

North Dakota Pipeline Company, L.L.C.

North Dakota Pipeline Company, L.L.C., or NDPC, is a Delaware limited liability company. As of December 31, 2016, we directly owned 100% of the Class A units and 62.5% of the Class B units in NDPC. Williston Basin Pipeline LLC, or Williston, an affiliate of Marathon Petroleum Corporation, or MPC, owns the remaining 37.5% of Class B units in NDPC, which were used to fund the Sandpiper Project. We are the primary beneficiary of NDPC because (1) through our 100% ownership in NDPC’s Class A units and majority ownership in its Class B units, we have the power to direct the activities that most significantly impact NDPC’s economic performance; and (2) we have the obligation to absorb losses and the right to receive residual returns that potentially could be significant to NDPC.

As of December 31, 2016 and 2015, our consolidated statements of financial position include total assets of $1,045.1 million and $1,746.3 million, respectively, and total liabilities of $53.0 million and $84.8 million, respectively, related to NDPC. Only the assets of NDPC can be used to settle NDPC’s obligations. We currently do not have any obligation to provide financial support to NDPC, although from time to time we may provide certain indemnities and guarantees for payment of specified liabilities to third parties in the event that NDPC becomes in default under contracts with those third parties.

The following table includes assets to be used to settle liabilities of our consolidated VIEs and liabilities of our consolidated VIEs for which creditors do not have recourse to our general credit as the primary beneficiary. These assets and liabilities are included in our consolidated balance sheet.

	December 31,
	2016	2015
	(in millions)
ASSETS
Cash and cash equivalents	$44.7	$108.7
Restricted cash	$11.0	$20.6
Receivables, trade and other, net	$10.3	$22.8
Due from General Partner and affiliates	$76.1	$51.9
Accrued receivables	$38.1	$77.4
Inventory	$29.6	$35.1
Other current assets	$91.3	$165.3
Property, plant and equipment, net	$16,267.8	$16,766.6
Equity investment in joint ventures	$360.7	$372.3
Intangible assets, net	$258.4	$279.8
Other assets, net	$157.6	$147.9
LIABILITIES
Accounts payable and other	$236.3	$534.2
Due to General Partner and affiliates	$129.0	$123.4
Accrued purchases	$176.4	$144.1
Interest payable	$8.5	$8.7
Environmental liabilities	$99.8	$95.7
Property and other taxes payable	$103.8	$100.5
Long-term debt	$1,017.8	$1,087.4
Other long-term liabilities	$179.3	$209.7

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. EQUITY INVESTMENTS IN JOINT VENTURES

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated. We account for these investments using the equity method.

	Ownership Interest	December 31,
		2016	2015
		(in millions)
Natural Gas:
Texas Express Pipeline LLC	35.0%	332.8	343.5
Texas Express Gathering LLC	35.0%	27.9	28.8
Total equity investments in joint ventures		$360.7	$372.3

Natural Gas

We have a 35% aggregate indirect interest in the Texas Express NGL system, which is comprised of two joint ventures with third parties that together include a 593-mile NGL intrastate transportation pipeline and a related NGL gathering system. For the years ended December 31, 2016, 2015 and 2014, we recognized $30.0 million, $29.2 million and $13.2 million of equity earnings, respectively, in “Other income” on our consolidated statements of income related to our investment in the system.

14. INTANGIBLE ASSETS

The following table provides the estimated useful life, gross carrying value, accumulated amortization and net carrying value for each of our major classes of intangible assets:

		December 31, 2016			December 31, 2015
	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in millions)
Natural gas supply opportunities	15 – 30 years	$324.1	$(94.4)	$229.7	$324.1	$(81.8)	$242.3
Other intangible assets	3 – 25 years	94.6	(65.8)	28.8	102.2	(64.5)	37.7
Total intangible assets, net		$418.7	$(160.2)	$258.5	$426.3	$(146.3)	$280.0

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

For the years ended December 31, 2016, 2015 and 2014, our amortization expense related to intangible assets totaled $23.1 million, $22.2 million and $15.5 million, respectively. The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated as follows in millions:

2017	2018	2019	2020	2021
$18.5	$13.8	$13.8	$13.8	$13.8

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. GOODWILL IMPAIRMENT

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

During the second quarter of 2015, we performed the first step of our goodwill impairment analysis and determined that the carrying value of the natural gas reporting unit exceeded fair value. We completed the second step of the goodwill impairment analysis comparing the implied fair value of the reporting unit to the carrying amount of that goodwill, using amounts as of June 30, 2015, and determined that goodwill was completely impaired in the amount of $246.7 million. The impairment charge is presented as “Goodwill impairment” on our consolidated statement of income for the year ended December 31, 2015. We did not record any goodwill impairments during the years ended December 31, 2016 and 2014.

We measured the fair value of our reporting units primarily by using a discounted cash flow analysis. In addition, we also considered overall market capitalization of our business, cash flow measurement data and other factors. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement, including assumptions related to the future performance of our natural gas reporting unit.

16. ACCOUNTS PAYABLE AND OTHER

Accounts payable and other are comprised of the following:

	December 31,
	2016	2015
	(in millions)
Short-term portion of derivative liabilities (see Note 21)	$196.3	$130.9
Accounts payable	82.8	280.7
Accrued liabilities	66.1	138.3
Other current liabilities	64.4	105.0
Total accounts payable and other	$409.6	$654.9

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. DEBT

The following table presents the primary components of our outstanding indebtedness with third parties and the weighted average interest rates associated with each component as of December 31, 2016 and 2015, before the effect of our interest rate hedging activities. Our indebtedness with related parties is discussed in Note 24. Related Party Transactions.

	Interest Rate	December 31,
		2016	2015
		(in millions)
EEP debt obligations:
Commercial Paper(1)	1.656%	$392.5	$326.1
Credit Facilities due 2018 – 2020	1.919%	1,265.1	1,110.0
Senior Notes due December 2016	5.875%	—	300.0
Senior Notes due April 2018	6.500%	400.0	400.0
Senior Notes due March 2019	9.875%	500.0	500.0
Senior Notes due March 2020	5.200%	500.0	500.0
Senior Notes due October 2020	4.375%	500.0	500.0
Senior Notes due September 2021	4.200%	600.0	600.0
Senior Notes due October 2025	5.875%	500.0	500.0
Senior Notes due June 2033	5.950%	200.0	200.0
Senior Notes due December 2034	6.300%	100.0	100.0
Senior Notes due April 2038	7.500%	400.0	400.0
Senior Notes due September 2040	5.500%	550.0	550.0
Senior Notes due October 2045	7.375%	600.0	600.0
Junior subordinated notes due 2067	8.050%	400.0	400.0
OLP debt obligations:
Senior Notes due October 2018	7.000%	100.0	100.0
Senior Notes due October 2028	7.125%	100.0	100.0
MEP debt obligations:
MEP Credit Agreement	2.990%	420.0	490.0
MEP Series A Senior Notes due September 2019	3.560%	75.0	75.0
MEP Series B Senior Notes due September 2021	4.040%	175.0	175.0
MEP Series C Senior Notes due September 2024	4.420%	150.0	150.0
Total principal amount of debt obligations		7,927.6	8,076.1
Other:
Unamortized discount		(6.2)	(6.2)
Current maturities of long-term debt	5.875%	—	(300.0)
Unamortized debt issuance costs		(37.0)	(41.5)
Total long term debt		$7,884.4	$7,728.4

(1)	Individual issuances of commercial paper generally mature in 90 days or less, but are supported by our Credit Facilities and are therefore considered long-term debt.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. DEBT  – (continued)

Interest Cost

Our interest cost for the years ended December 31, 2016, 2015 and 2014 is comprised of the following:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Interest cost incurred	$493.1	$362.9	$448.5
Less: Interest capitalized	47.6	40.9	45.3
Interest expense, net	$445.5	$322.0	$403.2

Maturities of Third Party Debt

The scheduled maturities of outstanding third-party debt, excluding any discounts at December 31, 2016, are summarized as follows:

(in millions)
2017	$—
2018	920.0
2019	575.0
2020	2,657.6
2021	775.0
Thereafter	3,000.0
Total	$7,927.6

Credit Facilities

Our multi-year senior unsecured revolving credit facility, which we refer to as the Credit Facility, permits aggregate borrowings of up to, at any one time outstanding, $2.0 billion, a letter of credit subfacility and a swing line subfacility. On July 28, 2016, we amended the Credit Facility to increase the lending commitments by $25.0 million. The Credit Facility matures September 26, 2020; however, $175.0 million of commitments will expire on the original maturity date of September 26, 2018.

Our 364-day revolving credit agreement, which we refer to as the 364-Day Credit Facility, permits aggregate borrowings of up to $625.0 million: (1) on a revolving basis for a 364-day period, extendible annually at the lenders’ discretion, and (2) for a 364-day term on a non-revolving basis following the expiration of all revolving periods. The current revolving credit termination date is June 30, 2017. At that time, we may elect to convert any outstanding borrowings to term loans, which would mature on June 29, 2018.

At December 31, 2016, the Credit Facility and 364-Day Credit Facility, together referred to as the Credit Facilities, provide an aggregate amount of approximately $2.6 billion of bank credit, which we use to fund our general activities and working capital needs. The amounts we may borrow under the terms of our Credit Facilities are reduced by the face amount of our letters of credit outstanding. Under our Credit Facilities, we had net borrowings of approximately $155.0 million during the year ended December 31, 2016, which includes gross borrowings of $17.7 billion and gross repayments of $17.6 billion.

LIBOR rate borrowings under the terms of our Credit Facilities may be renewed as LIBOR rate borrowings or as base rate borrowings at the end of each LIBOR rate interest period, which is typically a period of three months or less. These renewals do not constitute new borrowings under the Credit Facilities and do not require any cash repayments or prepayments. All borrowings under our Credit Facilities were LIBOR rate borrowings at December 31, 2016 and 2015.

The Credit Facilities contain, among other affirmative and negative covenants, certain financial covenants. A failure to comply with these covenants could result in an event of default under the Credit Facilities, which would prohibit us from declaring or making distributions to our unitholders and would permit acceleration of, and

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. DEBT  – (continued)

termination of our access to, our indebtedness under the Credit Facilities, and may cause acceleration of our outstanding senior notes. Although we expect to be able to comply with these covenants under each of our Credit Facilities, there can be no assurance that in the future we will be able to do so or that our lenders will be willing to waive such non-compliance or further amend such covenants. As of December 31, 2016, we were in compliance with the terms of all of our financial covenants under the Credit Facilities.

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

In addition, we have a credit agreement with Enbridge (U.S.) Inc., or EUS, an affiliate of Enbridge and the owner of our General Partner, or the EUS 364-day Credit Facility, that permits aggregate borrowing of up to, at any one time outstanding, $750.0 million. The EUS 364-day Credit Facility is discussed in Note 24. Related Party Transactions.

Commercial Paper

Our commercial paper program provides for the issuance of up to an aggregate principal amount $1.5 billion of commercial paper and is supported by our Credit Facilities. We access the commercial paper market primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the available interest rates we can obtain are lower than the rates available under our Credit Facilities. Under our commercial paper program, we had net borrowings of approximately $65.8 million during the year ended December 31, 2016, which includes gross borrowings of $7.8 billion and gross repayments of $7.7 billion. Our policy is that the commercial paper we can issue is limited by the amounts available under our Credit Facility up to an aggregate principal amount of $1.5 billion, as mentioned above.

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

At December 31, 2016, we had approximately $0.8 billion of unutilized commitments under the terms of our Credit Facilities and the EUS 364-day Credit Facility, determined as follows:

(in millions)
Total commitments under our Credit Facilities	$2,625.0
Total commitments under the EUS 364-day Credit Facility	750.0
Less: Amounts outstanding under our Credit Facilities	1,265.1
Principal amount of commercial paper outstanding	392.5
Amounts outstanding under the EUS 364-day Credit Facility	750.0
Letters of credit outstanding	121.1
Total unutilized commitments at December 31, 2016	$846.3

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. DEBT  – (continued)

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

The OLP has $200.0 million of senior notes outstanding representing unsecured obligations that are structurally senior to our senior notes, which we refer to as the OLP Notes. The OLP Notes consist of $100.0 million of 7.000% senior notes due 2018 and $100.0 million of 7.125% senior notes due 2028. All of the OLP Notes pay interest semi-annually.

The OLP Notes do not contain any covenants restricting us from issuing additional indebtedness by the OLP. The OLP Notes are subject to make-whole redemption rights and were issued under an indenture, referred to as the OLP Indenture, containing certain covenants that restrict our ability, with certain exceptions, to sell, convey, transfer, lease or otherwise dispose of all or substantially all of our assets, except in accordance with the OLP Indenture. We were in compliance with these covenants at December 31, 2016.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. DEBT  – (continued)

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

MEP Credit Agreement

MEP, Midcoast Operating, and their material domestic subsidiaries, are party to a Credit Agreement, which we refer to as the MEP Credit Agreement, by and among MEP, as co-borrower and a guarantor, Midcoast Operating, as co-borrower and a guarantor, MEP’s material subsidiaries party thereto as guarantors.

The MEP Credit Agreement is a committed senior revolving credit facility (with related letter of credit and swing line facilities) that permits aggregate borrowings of up to, at any one time outstanding, $670.0 million, including up to initially: (1) $90.0 million under the letter of credit facility; and (2) $75.0 million under the swing line facility. Subject to customary conditions, MEP may request that the lenders’ aggregate commitments be increased to an amount not to exceed $1.0 billion. Under the MEP Credit Agreement, MEP had net repayments of approximately $70.0 million during the year ended December 31, 2016, which includes gross borrowings of $7.8 billion and gross repayments of $7.9 billion.

On September 3, 2015, MEP amended the MEP Credit Agreement and decreased the aggregate commitments from the initial aggregate borrowing availability of $850.0 million to $810.0 million. The original term of the MEP Credit Agreement was three years, with an initial maturity date of November 13, 2016, subject to four requests for one-year extensions at the lenders’ discretion, two of which we have utilized. On September 3, 2015, MEP further amended the MEP Credit Agreement to extend the maturity date from September 30, 2017 to September 30, 2018; however, $140.0 million of commitments expired on the original maturity date of November 13, 2016, and an additional $25.0 million of commitments will expire on September 30, 2017.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. DEBT  – (continued)

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

The MEP Credit Agreement also requires compliance with two financial covenants. MEP must not permit the ratio of consolidated funded debt to pro forma EBITDA (the total leverage ratio) of MEP and its consolidated subsidiaries (including Midcoast Operating), as of the end of any applicable four-quarter period, to exceed 5.00 to 1.00, or 5.50 to 1.00 during acquisition periods. MEP also must maintain (on a consolidated basis), as of the end of each applicable four-quarter period, a ratio of pro forma EBITDA to consolidated interest expense for such four-quarter period then ended of at least 2.50 to 1.00. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. At December 31, 2016, MEP was in compliance with the terms of their financial covenants.

On September 30, 2014, MEP entered into an amended and restated subordination agreement by and among MEP, Midcoast Operating, the other parties from time to time party thereto and us to accommodate the subordination agreement entered into in connection with the Purchase Agreement, described below under “MEP Senior Notes.”

MEP Senior Notes

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

The Purchase Agreement contains events of default, indemnities, and covenants customary for transactions of this nature. These covenants and restrictive provisions are subject to exceptions and qualifications set forth in the Purchase Agreement. At such time as MEP obtains an investment grade rating from either Moody’s or S&P, the obligation to provide security in certain circumstances will no longer be applicable to MEP or the guarantors and certain restrictions on prepayments of certain subordinated and affiliate will become less restricted.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. DEBT  – (continued)

The Purchase Agreement also requires compliance with two financial covenants. MEP must not permit the ratio of consolidated funded debt to pro forma EBITDA (the total leverage ratio) as of the end of any applicable four-quarter period, to exceed 5.00 to 1.00, or 5.50 to 1.00 during acquisition periods. MEP also must maintain, on a consolidated basis, as of the end of each applicable four-quarter period, a ratio of pro forma EBITDA to consolidated interest expense for such four quarter period then ended of at least 2.50 to 1.00. At December 31, 2016, MEP was in compliance with the terms of its financial covenants under the Purchase Agreement.

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

In connection with MEP’s entry into the Purchase Agreement, MEP, along with the guarantors and us, entered into a subordination agreement in which we agreed to subordinate our right to payment on obligations owed by Midcoast Operating under the Financial Support Agreement entered into by and between Midcoast Operating and us, and liens, if secured, to the rights of the holders under the Purchase Agreement, subject to the terms and conditions of the subordination agreement in favor and for the benefit of the holders of the Notes.

Fair Value of Debt Obligations

The carrying amounts of our outstanding commercial paper, borrowings under our Credit Facilities, the EUS 364-day Credit Facility and the MEP Credit Agreement approximate their fair values at December 31, 2016 and 2015, respectively, due to the short-term nature and frequent repricing of the amounts outstanding under these obligations. The fair value of our outstanding commercial paper and borrowings under our Credit Facilities, the EUS 364-day Credit Facility and the MEP Credit Agreement are included with our long-term debt obligations above since we have the ability and the intent to refinance the amounts outstanding on a long-term basis.

The approximate fair value of our fixed-rate debt obligations was $6.5 billion and $5.9 billion at December 31, 2016 and 2015, respectively. We determined the approximate fair value using a standard methodology that incorporates pricing points that are obtained from independent, third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding. The fair value of our long-term debt obligations is categorized as Level 2 within the fair value hierarchy.

18. ASSET RETIREMENT OBLIGATIONS

We do not have any assets that are legally restricted for purposes of settling our AROs at December 31, 2016 and 2015. The following is a reconciliation of the beginning and ending aggregate carrying amounts of our ARO liabilities for each of the years ended December 31, 2016 and 2015:

	2016	2015
	(in millions)
Balance at beginning of period	$103.6	$96.8
Revisions in estimates	(1.0)	14.1
Accretion expense	4.6	1.5
Liabilities settled	(6.1)	(8.8)
Balance at end of period	$101.1	$103.6

ARO liabilities of $1.8 million and $99.3 million are included in “Accounts payable and other” and “Other long-term liabilities,” respectively, on our consolidated statements of financial position. We did not record any AROs for the years ended December 31, 2016 and 2015.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. NONCONTROLLING INTERESTS

We have noncontrolling interests in the following consolidated subsidiaries: OLP, NDPC, and MEP. The noncontrolling interest in the OLP arises from the joint funding arrangements with our General Partner and its affiliate to finance certain expansion projects on our Lakehead system, which we refer to as the Eastern Access and Mainline Expansion Projects. Noncontrolling interest in NDPC arose from our agreement with Williston, an affiliate of MPC, to, among other things, fund 37.5% of the Sandpiper Project. Noncontrolling interest in MEP arises from its public unitholders’ ownership interests in MEP. On January 26, 2017 MEP entered into a definitive merger agreement with our General Partner, whereby our General Partner will acquire, for cash, all of the outstanding publicly held Class A common units of MEP. As a result, after the closing date, noncontrolling interest in MEP will be held by our General Partner.

The following tables present additional information regarding noncontrolling interests as presented on our consolidated statements of financial position and components of net income (loss) attributable to noncontrolling interests as presented on our consolidated statements of income:

	December 31
	2016	2015
	(in millions)
Eastern Access Interests	1,891.9	1,801.1
U.S. Mainline Expansion Interests	1,621.4	1,476.6
North Dakota Pipeline Company Interests	29.6	286.8
Midcoast Energy Partners, L.P.	303.2	380.0
Total	$3,846.1	$3,944.5

	For the year ended December 31
	2016	2015	2014
	(in millions)
Alberta Clipper Interests	$—	$(0.8)	$54.6
Eastern Access Interests	204.7	189.3	145.3
U.S. Mainline Expansion Interests	138.5	108.2	33.8
North Dakota Pipeline Company Interests(1)	(270.8)	—	—
Midcoast Energy Partners, L.P.	(46.0)	(75.6)	29.6
Total	$26.4	$221.1	$263.3

(1)	Inclusive of impairment on the Sandpiper Project attributable to noncontrolling interest for the year ending December 31, 2016. For further details, see Note 10. Property, Plant and Equipment.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. PARTNERS’ CAPITAL

Our capital accounts are comprised of a 2% general partner interest and 98% limited partner interests. Our limited partner interests at December 31, 2016, include Series 1 preferred units, Class D units, Class E units, Class A and Class B common units, i-units and incentive distribution units, or IDUs. We refer to our Class A and Class B common units collectively as common units. Our limited partners have limited rights of ownership as provided for under our partnership agreement and, as discussed below, the right to participate in our distributions. Our General Partner manages our operations, subject to a delegation of control agreement with Enbridge Management, and participates in our distributions. At December 31, 2016 and 2015, our outstanding ownership interests were as follows:

	2016	2015
Series 1 preferred units	9.7%	9.9%
Class D units owned by our General Partner	13.3%	13.6%
Class E units owned by our General Partner	3.7%	3.7%
Class A common units owned by the public	43.7%	44.5%
Class A common units owned by our General Partner	9.4%	9.6%
Class B common units owned by our General Partner	1.6%	1.6%
i-units owned by Enbridge Management(1)	16.6%	15.1%
Incentive distribution units owned by our General Partner	—%	—%
General Partner interest	2.0%	2.0%
	100.0%	100.0%

(1)	For the years ended December 31, 2016 and 2015, our General Partner owned 11.7% of Enbridge Management, which owns all of our i-units.

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

Equity Restructuring Transaction

On July 1, 2014, we entered into an equity restructuring transaction, or Equity Restructuring, with the General Partner in which the General Partner irrevocably waived its right to receive cash distributions and allocations of

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. PARTNERS’ CAPITAL  – (continued)

items of income, gain, deduction, and loss in excess of 2% in respect of its general partner interest in the incentive distribution rights, or Previous IDRs, in exchange for the issuance to a wholly-owned subsidiary of the General Partner of (i) 66.1 million units of a class of limited partner interests designated as Class D units, and (ii) 1,000 units of a class of limited partner interests designated as Incentive Distribution Units, or IDUs.

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

The IDUs entitle the holder thereof to receive 23% of the incremental distributions we pay in excess of $0.5435 per common unit and Class D unit per quarter. In the event of any decrease in the Class A common unit distribution below the quarterly distribution level of $0.5435 per unit in any quarter during the five years commencing with the fourth quarter of 2014, the distribution we pay on the Class D units will be decreased to the amount that we would have paid in respect of the Previous IDRs had the Equity Restructuring not occurred. The difference in the distribution as a result of this adjustment would be allocated to the Class A and Class B common units, Class E units and the i-units on a pro-rata basis. In addition, we reduced the third quarter 2014 distribution on the Class D units so that the aggregate distributions paid in calendar year 2014 with respect to the previous IDRs, the Class D units, and the IDUs did not exceed the distribution that we would have paid in calendar year 2014 in respect to the Previous IDRs had the Equity Restructuring not occurred.

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

Alberta Clipper Drop Down

On January 2, 2015, we completed a transaction, or the Drop Down, pursuant to which we acquired the remaining 66.7% interest in the U.S. segment of the Alberta Clipper Pipeline from our General Partner. The consideration consisted of approximately 18,114,975 units of a class of limited partner interests designated as Class E units issued to the General Partner. The Class E units were issued at a notional value of $38.31 per unit, which was determined based on the trailing five-day volume-weighted average price of our Class A common units as of that date, which was the date on which we and the General Partner entered into a contribution agreement setting forth the terms of the Drop Down. In addition, we repaid the borrowings outstanding of $306.0 million on the A1 Term Note owed to the General Partner.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. PARTNERS’ CAPITAL  – (continued)

The Class E units have a liquidation preference equal to their notional value at December 23, 2014 of $38.31 per unit, which is also the liquidation value of the units. If the aggregate EBITDA attributable to the Series AC interest in the OLP for calendar years 2015 and 2016 is less than $265.9 million, then 1,305,142 of the Class E units will be cancelled by us effective as of June 15, 2017, for no consideration and will no longer be deemed outstanding for any purposes under our partnership agreement. Aggregate EBITDA attributable to the Series AC interest in the OLP for calendar years 2015 and 2016 exceeded the threshold, and therefore no Class E units will be cancelled.

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

Curing

Our limited partnership agreement does not permit capital deficits to accumulate in the capital accounts of any limited partner and thus requires that such capital account deficits be “cured” by additional allocations from the positive capital accounts of the common units, i-units, and our General Partner, generally on a pro-rata basis. For the years ended December 31, 2016 and 2015, the carrying amounts for the capital accounts of the Class A and Class B common units were reduced below zero due to distributions to limited partners in excess of earnings attributable to such limited partners. As a result, for the year ended December 31, 2016, the capital balances of the i-units and our General Partner interests were reduced by $126.0 million and $789.5 million, respectively, to cure the applicable deficit balances. For the year ended December 31, 2015, the capital balances of the i-units and our General Partner interests were reduced by $362.3 million and $30.5 million, respectively, to cure the applicable deficit balances.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. PARTNERS’ CAPITAL  – (continued)

Issuance of Class A Common Units

The following table presents the net proceeds from our Class A common unit issuances for the year ended December 31, 2015. There were no issuances of Class A common units for the years ended December 31, 2016 and 2014.

2015 Issuance Date	Number of Class A common unit Issued	Offering Price per Class A common units	Net Proceeds to the Partnership(1)	General Partner Contribution(2)	Net Proceeds Including General Partner Contribution
	(in millions, except units and per unit amounts)
March	8,000,000	$36.70	$288.8	$6.0	$294.8

(1)	Net of underwriters’ fees and discounts, commissions and issuance expenses.
(2)	Contributions made by the General Partner to maintain its 2% general partner interest.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. PARTNERS’ CAPITAL  – (continued)

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. PARTNERS’ CAPITAL  – (continued)

Distribution to Partners

The following table sets forth our distributions, as approved by the board of directors of Enbridge Management, during the years ended December 31, 2016, 2015 and 2014.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit	Cash available for distribution	Amount of Distribution of i-units to i-unit Holders(1)	Retained from General Partner(2)	Distribution of Cash
				(in millions, except per unit amounts)
2016
October 28	November 7	November 14	$0.5830	$263.7	$46.6	$1.0	$216.1
July 28	August 5	August 12	$0.5830	262.5	45.5	0.9	216.1
April 29	May 6	May 13	$0.5830	261.2	44.3	0.9	216.0
January 29	February 5	February 12	$0.5830	259.6	42.7	0.9	216.0
				$1,047.0	$179.1	$3.7	$864.2
2015
October 30	November 6	November 13	$0.5830	$258.7	$41.8	$0.9	$216.0
July 30	August 7	August 14	$0.5830	257.9	41.0	0.8	216.1
April 30	May 8	May 15	$0.5700	249.9	39.5	0.8	209.6
January 29	February 6	February 13	$0.5700	233.9	38.9	0.8	194.2
				$1,000.4	$161.2	$3.3	$835.9
2014
October 31	November 7	November 14	$0.5550	$221.8	$37.3	$0.8	$183.7
July 31	August 7	August 14	$0.5550	224.7	36.7	0.8	187.2
April 30	May 8	May 15	$0.5435	214.5	35.3	0.7	178.5
January 30	February 7	February 14	$0.5435	213.7	34.6	0.7	178.4
				$874.7	$143.9	$3.0	$727.8

(1)	We issued 8,571,429, 4,980,552 and 4,562,088 i-units to Enbridge Management, L.L.C., the sole owner of our i-units, during 2016, 2015 and 2014, respectively, in lieu of cash distributions.
(2)	We retained an amount equal to 2% of the i-unit distribution from our General Partner to maintain its 2% general partner interest in us.

21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	December
	2016	2015
	(in millions)
Other current assets	$44.1	$123.9
Other assets, net	3.2	39.7
Accounts payable and other(1)	(196.3)	(130.9)
Other long-term liabilities	(24.7)	(90.6)
	$(173.7)	$(57.9)

(1)	Includes $12.6 million of cash collateral held at December 31, 2015.

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

	December 31,
	2016	2015
	(in millions)
Counterparty Credit Quality(1)
AA(2)	$(76.7)	$(12.4)
A	(68.2)	(10.5)
Lower than A	(28.8)	(35.0)
	$(173.7)	$(57.9)

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $12.6 million of cash collateral held at December 31, 2015.

As the net value of our derivative financial instruments has decreased in response to changes in forward commodity prices and interest rates, our outstanding financial exposure to third parties has also decreased. When credit thresholds are met pursuant to the terms of our International Swaps and Derivatives Association, Inc., or ISDA®, financial contracts, we have the right to require collateral from our counterparties. We include any cash collateral received or posted in the balances listed above. At December 31, 2016, we did not have any cash collateral on our asset exposures. At December 31, 2015, we held $12.6 million of cash collateral on our asset exposures. Cash collateral is classified as “Restricted cash” in our consolidated statements of financial position.

We provided letters of credit totaling $119.5 million and $120.1 million relating to our liability exposures pursuant to the margin thresholds in effect at December 31, 2016 and 2015, respectively, under our ISDA® agreements. The ISDA® agreements and associated credit support, which govern our financial derivative transactions, contain no credit rating downgrade triggers that would accelerate the maturity dates of our outstanding transactions. A change in ratings is not an event of default under these instruments, and the maintenance of a specific minimum credit rating is not a condition to transacting under the ISDA® agreements. In the event of a credit downgrade, additional collateral may be required to be posted under the agreement if we are in a liability position to our counterparty, but the agreement will not automatically terminate and require immediate settlement of all future amounts due.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

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

In the event that our credit ratings were to decline below the lowest level of investment grade, as determined by Standard & Poor’s and Moody’s, we would be required to provide additional amounts under our existing letters of credit to meet the requirements of our ISDA® agreements. For example, if our credit ratings had been below the lowest level of investment grade at December 31, 2016 we would have been required to provide additional letters of credit in the amount of $60.1 million related to our positions.

At December 31, 2016 and 2015, we had credit concentrations in the following industry sectors, as presented below:

	December 31,
	2016	2015
	(in millions)
United States financial institutions and investment banking entities(1)	$(128.1)	$(30.9)
Non-United States financial institutions	(50.6)	(51.0)
Other	5.0	24.0
	$(173.7)	$(57.9)

(1)	Includes $12.6 million of cash collateral held at December 31, 2015.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on the Consolidated Statements of Financial Position

			Asset Derivatives		Liability Derivatives
			Fair Value at December 31,		Fair Value at December 31,
	Financial Position Location		2016	2015	2016	2015
			(in millions)
Derivatives designated as hedging instruments:(1)
Interest rate contracts	Accounts payable and other		$—	$—	$(144.0)	$(85.2)
Interest rate contracts	Other long-term liabilities		—	—	(21.1)	(72.3)
			—	—	(165.1)	(157.5)
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets		44.1	123.9	—	—
Commodity contracts	Other assets		3.2	39.7	—	—
Commodity contracts	Accounts payable and other	(2)	—	—	(52.3)	(33.1)
Commodity contracts	Other long-term liabilities		—	—	(3.6)	(18.3)
			47.3	163.6	(55.9)	(51.4)
Total derivative instruments			$47.3	$163.6	$(221.0)	$(208.9)

(1)	Includes items currently designated as hedging instruments. Excludes the portion of de-designated hedges which may have a component remaining in AOCI.
(2)	Liability derivatives exclude $12.6 million of cash collateral held at December 31, 2015.

Accumulated Other Comprehensive Income

We record the change in fair value of our highly effective cash flow hedges in AOCI until the derivative financial instruments are settled, at which time they are reclassified to earnings. As of December 31, 2016 and 2015, we included in AOCI unrecognized losses of approximately $223.8 million and $255.5 million, respectively, associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated, settled, or terminated. These losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings.

During the year ended 2015, unrealized commodity hedge gains of $1.5 million were de-designated as a result of the hedges no longer meeting hedge accounting criteria. No commodity hedges were de-designated during the year ended 2016. We estimate that approximately $39.9 million, representing unrealized net losses from our cash flow hedging activities based on pricing and positions at December 31, 2016, will be reclassified from AOCI to earnings during the next 12 months.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Location of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
		(in millions)
For the year ended December 31, 2016
Interest rate contracts	$(1.1)	Interest expense	$(39.4)	Interest expense	$(6.5)
Commodity contracts	—	Commodity costs	0.3	Commodity costs	—
Total	$(1.1)		$(39.1)		$(6.5)
For the year ended December 31, 2015
Interest rate contracts	$86.7	Interest expense	$(22.0)	Interest expense	$98.9
Commodity contracts	(24.2)	Commodity costs	32.9	Commodity costs	(4.1)
Total	$62.5		$10.9		$94.8
For the year ended December 31, 2014
Interest rate contracts	$(163.4)	Interest expense	$(16.2)	Interest expense	$(100.1)
Commodity contracts	29.9	Commodity costs	(5.8)	Commodity costs	5.6
Total	$(133.5)		$(22.0)		$(94.5)

(1)	Includes only the ineffective portion of derivatives that are designated as hedging instruments and does not include net gains or losses associated with derivatives that do not qualify for hedge accounting treatment.

Our earnings and cash flows are exposed to the variability in longer term interest rates ahead of the anticipated fixed rate debt issuances. Forward starting interest rate swaps are used as cash flow hedges against the effect of future interest rate movements on earnings and cash flow.

On October 6, 2015, we closed a public offering of $1.6 billion of senior unsecured notes for net proceeds of approximately $1.575 billion after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the offering, we paid $314.7 million to settle certain pre-issuance hedges. As of December 31, 2015, the remaining amount of the effective portion of the hedge of $232.1 million, which was net of $6.2 million in amortization that was reclassified into earnings, is recorded in AOCI and will be amortized as interest expense over a term of eight to ten years. For the year ended December 31, 2015, $82.6 million, inclusive of amounts reclassified into earnings, was included in “Interest expense, net” in the consolidated statement of income.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Components of Accumulated Other Comprehensive Income/(Loss)

	Cash Flow Hedges
	2016	2015
	(in millions)
Balance at January 1	$(370.0)	$(211.4)
Other comprehensive income before reclassifications(1)	(8.7)	(155.7)
Amounts reclassified from AOCI(2)(3)	39.4	(3.1)
Tax benefit	—	0.2
Net other comprehensive loss	$30.7	$(158.6)
Balance at December 31	$(339.3)	$(370.0)

(1)	Excludes NCI gains of $2.0 million reclassified from AOCI at December 31, 2015.
(2)	Excludes NCI losses of $0.3 million and $7.8 million reclassified from AOCI at December 31, 2016 and 2015, respectively.
(3)	For additional details on the amounts reclassified from AOCI, reference the Reclassifications from Accumulated Other Comprehensive Income table below.

Reclassifications from Accumulated Other Comprehensive Income

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Losses (gains) on cash flow hedges:
Interest Rate Contracts(1)	$39.6	$22.0	$16.2
Commodity Contracts(2)(3)	(0.2)	(25.1)	5.0
Total Reclassifications from AOCI	$39.4	$(3.1)	$21.2

(1)	Loss reported within “Interest expense, net” in the consolidated statements of income.
(2)	Loss (gain) reported within “Commodity costs” in the consolidated statements of income.
(3)	Excludes NCI gains (losses) of $(0.3) million, $(7.8) million and $0.8 million reclassified from AOCI for the years ending December 31, 2016, 2015 and 2014, respectively.

Effect of Derivative Instruments on Consolidated Statements of Income

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings	December 31,
		2016	2015	2014
		Amount of Gain (Loss) Recognized in Earnings(1)(2)
		(in millions)
Commodity contracts	Transportation and other services(3)	$(3.1)	$11.4	$17.4
Commodity contracts	Commodity sales	0.3	(23.3)	23.7
Commodity contracts	Commodity sales – affiliate	—	(0.3)	0.3
Commodity contracts	Commodity costs(4)	(41.7)	65.7	136.8
Commodity contracts	Power	—	—	0.7
Total		$(44.5)	$53.5	$178.9

(1)	Does not include settlements associated with derivative instruments that settle through physical delivery.
(2)	Includes only net gains or losses associated with those derivatives that do not receive hedge accounting treatment and does not include the ineffective portion of derivatives that are designated as hedging instruments.
(3)	Includes settlement gains of $5.6 million, $26.9 million, and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(4)	Includes settlement gains of $70.7 million and $96.3 million and $8.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

We record the fair market value of our derivative financial and physical instruments in the consolidated statements of financial position as current and long-term assets or liabilities on a gross basis. However, the terms of

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

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

Offsetting of Financial Assets and Derivative Assets

	As of December 31, 2016
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position	Net Amount
	(in millions)
Description:
Derivatives	$47.3	$—	$47.3	$(40.2)	$7.1

	As of December 31, 2015
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$163.6	$—	$163.6	$(41.5)	$122.1

(1)	Includes $12.6 million of cash collateral held at December 31, 2015.

Offsetting of Financial Liabilities and Derivative Liabilities

	As of December 31, 2016
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position	Net Amount
	(in millions)
Description:
Derivatives	$(221.0)	$—	$(221.0)	$40.2	$(180.8)

	As of December 31, 2015
	Gross Amount of Recognized Liabilities(1)	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$(221.5)	$—	$(221.5)	$41.5	$(180.0)

(1)	Includes $12.6 million of cash collateral held at December 31, 2015.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Inputs to Fair Value Derivative Instruments

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and 2015. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our valuation of the financial assets and liabilities and their placement within the fair value hierarchy.

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Interest rate contracts	$—	$(165.1)	$—	$(165.1)	$—	$(157.5)	$—	$(157.5)
Commodity contracts:
Financial	—	(4.1)	(0.1)	(4.2)	—	8.4	8.9	17.3
Physical	—	—	2.6	2.6	—	—	0.6	0.6
Commodity options	—	—	(7.0)	(7.0)	—	—	94.3	94.3
	$—	$(169.2)	$(4.5)	$(173.7)	$—	$(149.1)	$103.8	$(45.3)
Cash collateral				—				(12.6)
Total				$(173.7)				$(57.9)

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

Quantitative Information About Level 3 Fair Value Measurements

Contract Type	Fair Value at December 31, 2016(2)	Valuation Technique	Unobservable Input	Range(1)			Units
				Lowest	Highest	Weighted Average
	(in millions)
Commodity Contracts – Financial
Natural Gas	$4.7	Market Approach	Forward Natural Gas Price	3.18	3.93	3.58	MMBtu
NGLs	(4.8)	Market Approach	Forward NGL Price	0.27	1.23	0.64	Gal
Commodity Contracts – Physical
Natural Gas	0.7	Market Approach	Forward Natural Gas Price	2.72	4.16	3.49	MMBtu
Crude Oil	(1.2)	Market Approach	Forward Crude Oil Price	39.21	55.62	52.00	Bbl
NGLs	3.1	Market Approach	Forward NGL Price	0.27	1.31	0.48	Gal
Commodity Options
Natural Gas, Crude Oil and NGLs	(7.0)	Option Model	Option Volatility	22%	33%	25%
Total Fair Value	$(4.5)

(1)	Prices are in dollars per Millions of British Thermal Units, or MMBtu, for natural gas; dollars per Gallon, or Gal, for NGLs; and dollars per barrel, or Bbl, for crude oil.
(2)	Fair values include credit valuation adjustment gains of approximately $0.1 million.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Contract Type	Fair Value at December 31, 2015(2)	Valuation Technique	Unobservable Input	Range(1)			Units
				Lowest	Highest	Weighted Average
	(in millions)
Commodity Contracts – Financial
Natural Gas	$0.3	Market Approach	Forward Natural Gas Price	2.27	3.07	2.64	MMBtu
NGLs	8.6	Market Approach	Forward NGL Price	0.16	0.93	0.41	Gal
Commodity Contracts – Physical
Natural Gas	(2.5)	Market Approach	Forward Natural Gas Price	2.08	3.44	2.33	MMBtu
Crude Oil	—	Market Approach	Forward Crude Oil Price	26.50	38.41	37.29	Bbl
NGLs	3.1	Market Approach	Forward NGL Price	0.16	1.20	0.40	Gal
Commodity Options
Natural Gas, Crude Oil and NGLs	94.3	Option Model	Option Volatility	13%	74%	36%
Total Fair Value	$103.8

(1)	Prices are in dollars per MMBtu for natural gas, Gal for NGLs and Bbl for crude oil.
(2)	Fair values include credit valuation adjustment losses of approximately $0.3 million.

Level 3 Fair Value Reconciliation

The table below provides a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities measured on a recurring basis from January 1, 2016 to December 31, 2016. No transfers of assets between any of the Levels occurred during the period.

	Commodity Financial Contracts	Commodity Physical Contracts	Commodity Options	Total
	(in millions)
Beginning balance as of January 1, 2016	$8.9	$0.6	$94.3	$103.8
Transfer in (out) of Level 3(1)	—	—	—	—
Gains or losses included in earnings:
Reported in Commodity sales	—	(20.4)	—	(20.4)
Reported in Commodity costs	(2.2)	24.4	(32.5)	(10.3)
Gains or losses included in other comprehensive income:
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Sales	—	—	0.7	0.7
Settlements(2)	(6.8)	(2.0)	(69.5)	(78.3)
Ending balance as December 31, 2016	$(0.1)	$2.6	$(7.0)	$(4.5)
Amounts reported in Commodity sales	$—	$0.3	$—	$0.3
Amount of changes in net assets attributable to the change in derivative gains or losses related to assets and liabilities still held at the reporting date:
Reported in Commodity sales	$—	$(1.5)	$—	$(1.5)
Reported in Commodity costs	$0.9	$4.0	$(21.2)	$(16.3)

(1)	Our policy is to recognize transfers as of the last day of the reporting period.
(2)	Settlements represent the realized portion of forward contracts.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at December 31, 2016 and 2015.

	At December 31, 2016						At December 31, 2015
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	5,145,880	$3.51	$3.00	$2.6	$—	$—	$—
	NGL	4,356,500	$29.43	$24.51	$21.4	$—	$—	$(4.5)
	Crude Oil	736,750	$56.00	$62.53	$0.9	$(5.6)	$—	$(10.9)
Receive fixed/pay variable	NGL	6,006,000	$25.74	$30.32	$—	$(27.5)	$3.3	$(0.1)
	Crude Oil	1,095,510	$57.55	$55.82	$5.7	$(3.8)	$10.9	$—
Receive variable/pay variable	Natural Gas	22,230,000	$3.59	$3.49	$2.5	$(0.4)	$0.5	$(0.2)
Physical Contracts
Receive variable/pay fixed	Natural Gas	32,400	$3.68	$3.49	$—	$—	$—	$—
	NGL	412,090	$23.61	$21.56	$0.9	$—	$—	$—
Receive fixed/pay variable	Natural Gas	69,600	$3.56	$3.67	$—	$—	$—	$—
	NGL	264,380	$33.22	$37.21	$—	$(1.2)	$—	$—
Receive variable/pay variable	Natural Gas	49,299,457	$3.54	$3.52	$0.6	$—	$0.1	$—
	NGL	8,269,007	$21.85	$21.61	$2.6	$(0.6)	$—	$—
	Crude Oil	453,392	$50.34	$52.85	$0.7	$(2.0)	$—	$—
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	2,193,804	$3.16	$3.13	$0.1	$—	$0.1	$—
	NGL	6,756,250	$19.36	$19.15	$1.4	$—	$—	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,199,798	$2.92	$2.90	$0.1	$—	$0.1	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	365,634	$3.13	$3.10	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Weighted average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at December 31, 2016 and 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $0.5 million at December 31, 2015, as well as cash collateral received.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at December 31, 2016 and 2015.

	At December 31, 2016						At December 31, 2015
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	1,642,500	$25.90	$35.05	$3.4	$—	$5.8	$—
	Crude Oil	638,750	$59.86	$56.35	$4.6	$—	$10.0	$—
Calls (written)	NGL	1,642,500	$30.06	$35.05	$—	$(13.4)	$—	$(0.8)
	Crude Oil	638,750	$68.19	$56.35	$—	$(1.1)	$—	$(0.6)
Portion of option contracts maturing in 2018
Puts (purchased)	Crude Oil	91,250	$42.00	$56.52	$0.2	$—	$—	$—
Calls (written)	Crude Oil	91,250	$51.75	$56.52	$—	$(0.8)	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at December 31, 2016 and 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $0.1 million and losses of approximately $0.4 million at December 31, 2016 and 2015, respectively, as well as cash collateral received.

Fair Value Measurements of Interest Rate Derivatives

We enter into interest rate swaps, caps and derivative financial instruments with similar characteristics to manage the cash flow associated with future interest rate movements on our indebtedness. The following table provides information about our current interest rate derivatives for the specified periods.

Date of Maturity & Contract Type	Accounting Treatment	Notional	Average Fixed Rate(1)	Fair Value(2) at
				December 31, 2016	December 31, 2015
		(dollars in millions)
Contracts maturing in 2017
Interest Rate Swaps – Pay Fixed	Cash Flow Hedge	$500	2.21%	$(0.3)	$(7.0)
Contracts maturing in 2018
Interest Rate Swaps – Pay Fixed	Cash Flow Hedge	$810	2.24%	$(9.4)	$(6.6)
Contracts maturing in 2019
Interest Rate Swaps – Pay Fixed	Cash Flow Hedge	$620	2.96%	$(7.3)	$(6.0)
Contracts settling prior to maturity
2017 – Pre-issuance Hedges	Cash Flow Hedge	$1,000	4.07%	$(136.2)	$(129.6)
2018 – Pre-issuance Hedges	Cash Flow Hedge	$350	3.08%	$(13.1)	$(12.2)

(1)	Interest rate derivative contracts are based on the one-month or three-month LIBOR.
(2)	The fair value is determined from quoted market prices at December 31, 2016 and 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values are presented in millions of dollars and exclude credit valuation adjustment gains of approximately $1.2 million and $3.9 million at December 31, 2016 and 2015, respectively.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22. INCOME TAXES

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

We compute our income tax expense by applying a Texas state franchise tax rate to modified gross margin. For the years ended December 31, 2016, 2015 and 2014, our Texas state franchise tax rate was 0.4%. Our income tax expense is summarized below:

	2016	2015	2014
	(in millions)
Current state	$1.8	$5.6	$5.5
Deferred state	(0.9)	(0.7)	4.1
Total income tax expense	$0.9	$4.9	$9.6

Our effective tax rate is calculated by dividing the income tax expense by the pretax net book income or loss. The income base for calculating our income tax expense is modified gross margin for Texas rather than pretax net book income or loss. As a result, this difference is the only reconciling item between the statutory and effective income tax rate. Our effective tax rate for the years ended December 31, 2016, 2015 and 2014, is as follows:

	2016	2015	2014
	(in millions)
Income (loss) before income tax expense	$(40.4)	$459.2	$749.6
State income tax expense	$0.9	$4.9	$9.6
Effective income tax rate	(2.2)%	1.1%	1.3%

The Texas Franchise Tax Reduction Act of 2015 was signed into law on June 15, 2015. The law applies to original reports filed on or after January 1, 2016, and permanently reduces Texas franchise tax rates. Specifically, the general 1.0% rate will be reduced to 0.75%. As a result of this change, we recorded a reduction in our deferred income tax payable reflected in “Other long-term liabilities” on our consolidated statement of financial position of approximately $5.4 million at December 31, 2015.

At December 31, 2016 and 2015, we have a current income tax refund receivable of $1.0 million and a current income tax payable of $1.1 million, respectively. In addition, at December 31, 2016 and 2015, we included a deferred income tax payable of $20.0 million and $20.9 million, respectively, in “Other long-term liabilities,” on our consolidated statements of financial position to reflect the tax associated with the difference between the net basis in assets and liabilities for financial and state tax reporting. We recognize deferred income tax assets and liabilities for temporary differences between the relevant basis of our assets and liabilities for financial reporting and tax purposes. The impact of changes in tax legislation on deferred income tax liabilities and assets is recorded in the period of enactment.

Accounting for Uncertainty in Income Taxes

The following is a reconciliation of our beginning and ending balance of unrecognized tax benefits in millions:

	2016	2015	2014
	(in millions)
Unrecognized tax benefits at January 1	$36.5	$33.2	$29.8
Additions for tax positions taken in current period	2.3	3.3	3.4
Unrecognized tax benefits at December 31	$38.8	$36.5	$33.2

As of December 31, 2016, 2015 and 2014, the entire balance of unrecognized tax benefits would favorably affect our effective tax rate in future periods if recognized. It is reasonably possible that our liability for unrecognized tax benefits will decrease by $2.8 million during the next twelve months. We also recognized interest accrued related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2016, we

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22. INCOME TAXES  – (continued)

accrued penalties of $1.5 million and interest of $1.3 million. As of December 31, 2015, we accrued penalties of $1.2 million and interest of $0.8 million. Furthermore, we recognize accrued interest income related to unrecognized tax benefits in interest income when the related unrecognized tax benefits are recognized. As such, at December 31, 2016 and 2015, $1.0 million and $0.8 million of accrued interest income, respectively, has not been included in the balance of unrecognized tax benefits.

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for calendar years ended December 2015, 2014 and 2013.

23. SUPPLEMENTAL CASH FLOWS INFORMATION

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Cash paid during the year for:
Interest (net of capitalization)	$401.8	$379.5	$332.4
Income taxes	$1.8	$1.8	$1.5

Changes in our working capital accounts are shown in the following table:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Receivables, trade and other	$10.7	$20.9	$1.7
Due from General Partner and affiliates	(31.2)	(17.5)	0.7
Accrued receivables	38.2	182.4	(50.1)
Inventory	4.0	53.3	(10.7)
Current and long-term other assets	(1.8)	(29.5)	(47.1)
Due to General Partner and affiliates	23.0	46.0	22.4
Accounts payable and other	(79.1)	3.5	(101.1)
Environmental liabilities	(18.8)	(43.7)	(143.1)
Accrued purchases	30.7	(229.6)	(89.9)
Interest payable	(3.8)	24.5	6.6
Property and other taxes payable	3.2	7.2	26.1
Changes in operating assets and liabilities	$(24.9)	$17.5	$(384.5)

In the “Cash used in investing activities” section of the consolidated statements of cash flows, we exclude changes that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures (excluding “Investment in joint venture”):

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Total capital expenditures (excluding “Investment in joint venture”)	$852.6	$2,154.3	$2,799.4
(Increase) decrease in construction payables	238.7	(37.5)	141.0
Increase in capital leases	—	—	(6.8)
Cash used for additions to property, plant and equipment	$1,091.3	$2,116.8	$2,933.6

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. RELATED PARTY TRANSACTIONS

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

Enbridge and its affiliates allocated direct workforce costs to us for our construction projects of $28.4 million and $32.6 million for the year ended December 31, 2016 and 2015, respectively, that we recorded as additions to “Property, plant and equipment, net” on our consolidated statements of financial position.

Service Agreements

Our General Partner, Enbridge Management, Enbridge and affiliates of Enbridge provide managerial, administrative, operational and director services to us pursuant to service agreements, and we reimburse them for the costs of those services. Through an operational services agreement among Enbridge and Enbridge Operational Services, Inc., or EOSI, whom we refer to as the Canadian service provider, and us, we are charged for the services of Enbridge employees resident in Canada. Through a general and administrative services agreement among us, our General Partner, Enbridge Management and Enbridge Employee Services, Inc., or EES, we are charged for the services of employees resident in the United States. The charges related to these service agreements are included in “Operating and administrative — affiliate” expenses on our consolidated statements of income.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. RELATED PARTY TRANSACTIONS  – (continued)

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

The total amount we reimbursed the Canadian service providers pursuant to the operational services agreement for the years ended December 31, 2016, 2015 and 2014, was $322.7 million, $213.0 million and $150.9 million, respectively.

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

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. RELATED PARTY TRANSACTIONS  – (continued)

•	Costs are accumulated monthly for each cost center.
•	The actual costs accumulated monthly by each cost center are allocated to us or entities that are not directly affiliated with us based on the allocation model.
•	We reimburse EES for its share of the allocated costs.

The total amount reimbursed by us for services received pursuant to the general and administrative services agreement for the years ended December 31, 2016, 2015 and 2014, was $160.1 million, $294.0 million and $179.0 million, respectively.

Line 6A and 6B Expense Reimbursement

For the years ended December 31, 2016, 2015 and 2014, we reimbursed Enbridge $0.1 million, $0.1 million and $0.4 million, respectively, for its assistance with the administration and clean-up efforts for our Line 6A and 6B crude oil releases. For further details related to our Line 6A and 6B crude oil releases, refer to Note 22. Commitments and Contingencies — Lakehead Lines 6A and 6B Crude Oil Releases.

Enbridge Management

Pursuant to the delegation of control agreement between Enbridge Management, our General Partner and us, and our partnership agreement, we pay all expenses relating to Enbridge Management. These expenses were not material during the years ended December 31, 2016, 2015 and 2014. This includes Texas franchise taxes and other capital-based foreign, state and local taxes not otherwise paid or reimbursed pursuant to a tax indemnification agreement between Enbridge and Enbridge Management on behalf of Enbridge Management.

Insurance Allocation Agreement

Through an allocation agreement with Enbridge and another Enbridge subsidiary, we participate in the comprehensive insurance program that is maintained by Enbridge for it and its subsidiaries. Under this agreement, in the unlikely event multiple insurable incidents occur which exceed coverage limits within the same insurance period, the total insurance coverage will be allocated among the Enbridge entities on an equitable basis.

Sale of Accounts Receivable

Certain of our subsidiaries are party to a receivables purchase agreement, which we refer to as the Receivables Agreement, with an indirect wholly-owned subsidiary of Enbridge. Pursuant to the Receivables Agreement, the Enbridge subsidiary will purchase on a monthly basis, for cash, current accounts receivable and accrued receivables, or the receivables, of the respective subsidiaries initially up to a monthly maximum of $450.0 million. Following the sale and transfer of the receivables to the Enbridge subsidiary, the receivables are deposited in an account of that subsidiary, and ownership and control are vested in that subsidiary. The Enbridge subsidiary has no recourse with respect to the receivables acquired from these operating subsidiaries under the terms of and subject to the conditions stated in the Receivables Agreement.

We and MEP act in an administrative capacity as collection agents on behalf of the Enbridge subsidiary and can be removed at any time in the sole discretion of the Enbridge subsidiary. We have no other involvement with the purchase and sale of the receivables pursuant to the Receivables Agreement. The Receivables Agreement was amended in June 2016 to extend the termination date to December 30, 2019.

For the years ended December 31, 2016 and 2015, we sold and derecognized receivables of $3,486.3 million and $3,710.4, million respectively, to the Enbridge subsidiary and received cash proceeds of $3,484.7 million and $3,709.3 million, respectively.

Consideration for the receivables sold is equivalent to the carrying value of the receivables less a discount for credit risk. The difference between the carrying value of the receivables sold and the cash proceeds received is recognized in “Operating and administrative — affiliate” expense in our consolidated statements of income. For the years ended December 31, 2016 and 2015, the expense stemming from the discount on the receivables sold was not material.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. RELATED PARTY TRANSACTIONS  – (continued)

As of December 31, 2016 and 2015, we had $24.5 million and $19.0 million, respectively, in “Restricted cash” on our consolidated statements of financial position, for cash collections related to sold and derecognized receivables that have yet to be remitted to the Enbridge subsidiary. As of December 31, 2016 and 2015, outstanding receivables of $354.7 million and $317.0 million, respectively, which had been sold and derecognized, had not been collected on behalf of the Enbridge subsidiary.

Facilities Cost Reimbursement Agreement

We have an agreement with Enbridge Pipelines to install and operate certain sampling and related facilities for the purpose of improving the quality of crude oil and the transportation services on our Lakehead system, which directly increases the transportation services revenue of Enbridge Pipelines. As compensation for installing and operating these transportation facilities, Enbridge Pipelines makes annual payments to us on a cost of service basis. For the years ended December 31, 2016, 2015 and 2014, we recorded approximately $0.7 million, $0.8 million and $0.8 million, respectively, in “Transportation and other services — affiliate” on our consolidated statements of income for providing these transportation services.

Lease and Storage Services Agreement

We have an agreement with Illinois Extension Pipeline Company, L.L.C., or IEPC, an equity method investment of our General Partner, pursuant to which IEPC built two storage tanks at our storage facility in Flanagan, Illinois. We lease the tanks from IEPC and operate them. IEPC will pay us operating fees for the operation of the tanks. For the year ended December 31, 2016, IEPC paid no operating fees to us.

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

For the years ended December 31, 2016, 2015 and 2014, we incurred $19.9 million, $18.4 million and $21.9 million, respectively, of pipeline transportation and demand fees from the Texas Express NGL system for our Natural Gas business. These expenses are included in “Commodity costs — affiliate” on our consolidated statements of income.

Our natural gas business has made commitments to transport up to 120,000 Bpd of NGLs on the Texas Express NGL system by 2022. The current commitment is 29,000 Bpd and the average commitment level will increase to 75,000 Bpd in 2017.

General Partner Equity Transactions

Our General Partner owns an effective 2% general partner interest in us. The cash distributions we make to our General Partner exclude an amount equal to 2% of the i-units, which we retain from the General Partner to maintain its 2% general partner interest in us.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. RELATED PARTY TRANSACTIONS  – (continued)

Our General Partner’s outstanding ownership interests on us at December 31, 2016 and 2015, and the total distributions we paid to the General Partner for the years ending December 31, 2016, 2015 and 2014 were as follows:

	General Partner’s Ownership Interests				Cash Distributions Paid to General Partner
	(in units)		(percentage)		(in millions)
Type of Unit	2016	2015	2016	2015	2016	2015	2014
Series 1 preferred units(1)	48,000,000	48,000,000	9.7%	9.9%	$—	$—	$—
Class D units	66,100,000	66,100,000	13.3%	13.6%	$154.1	$152.4	$69.8
Class E units	18,114,975	18,114,975	3.7%	3.7%	$42.2	$31.5	$—
Class A common units	46,518,336	46,518,336	9.4%	9.6%	$108.5	$107.3	$102.2
Class B common units	7,825,500	7,825,500	1.6%	1.6%	$18.2	$18.1	$17.3
IDUs	1,000	1,000	0.0%	0.0%	$20.9	$17.0	$2.8
General Partner interest(2)	—	—	2.0%	2.0%	$17.3	$16.8	$79.5
Enbridge Management shares (Listed and Voting)(3)	9,566,358	8,564,645	2.0%	1.8%	$—	$—	$—
Total	196,126,169	195,124,456	41.7%	42.2%	$361.2	$343.1	$271.6

(1)	For each of the years ended December 31, 2016, 2015 and 2014, total distributions of $90.0 million were accured for the series 1 preferred units in the consolidated statements of financial position.
(2)	For the year ended December 31, 2014, we paid $2.9 million in total incentive distributions to the General Partner before the IDUs were issued.
(3)	For the years ended December 31, 2016, 2015, and 2014, we made total non-cash distributions of $20.9 million, $18.9 million, and $16.8 million, respectively, to the Listed and Voting Shares of Enbridge Management owned by the General Partner.

Financing Transactions with Affiliates

EUS 364-day Credit Facility

On July 26, 2016, we entered into an unsecured revolving 364-day credit agreement with EUS, which we refer to as the EUS 364-day Credit Facility. The EUS 364-day Credit Facility is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to, at any one time outstanding, $750.0 million, (1) on a revolving basis for a 364-day period and (2) for a 364-day term on a non-revolving basis following the expiration of the revolving period. Loans under the EUS 364-day Credit Facility accrue interest based, at our election, on either the Eurocurrency rate or a base rate, in each case, plus an applicable margin. The EUS 364-day Credit Facility terminates on July 25, 2017. At that time, we may elect to convert any outstanding borrowings to term loans, which would mature on July 24, 2018. As of December 31, 2016, we had $750.0 million in outstanding borrowings under this facility.

The commitment under the EUS 364-day Credit Facility may be permanently reduced by EUS, from time to time, by up to an amount equal to the net cash proceeds to us from the sale by us of (1) debt or equity securities in a registered public offering, or (2) limited partnership interests in Midcoast Operating to MEP.

Joint Funding Arrangement for Line 3 Replacement

On January 26, 2017, our Board of Directors approved a joint funding agreement with our General Partner for the U.S L3R Program. Under the terms of the agreement, our General Partner will fund 99% and we will fund 1% of the capital cost of the U.S. L3R Program, with an option for us to increase our interest up to 40% in the U.S. portion at book value at any time up to four years after the project goes into service. Our General Partner paid us approximately $450 million for its 99% interest in the project, including our share of the construction costs to date.

Joint Funding Arrangement for Alberta Clipper Pipeline

Until January 2, 2015, we had a joint funding arrangement with several of our affiliates and affiliates of Enbridge to finance the construction of the United States segment of the Alberta Clipper Pipeline, which we refer to as the Series AC. On January 2, 2015, we completed the Drop Down transaction pursuant to which the General

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. RELATED PARTY TRANSACTIONS  – (continued)

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

As part of the Drop Down, we repaid the borrowings outstanding of $306.0 million on the A1 Term Note. We incurred interest expense under the A1 Term Note of $24.3 million for the year ended December 31, 2014. We have presented the amounts in “Interest expense, net” on our consolidated statements of income.

Distribution to Series AC Interests

The following table presents the distributions paid by the OLP during the years ended December 31, 2015 and 2014, to our General Partner and its affiliate, representing the noncontrolling interest in the Series AC, and to us, as the holders of the Series AC general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and the Series AC interests. Pursuant to the OLP’s partnership agreement, the final ownership distribution for the Series AC interests was distributed to Series AC partners of record as of the last day of the fourth quarter of 2014.

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

Amendment of OLP Limited Partnership Agreement

On July 30, 2015, the partners amended and restated the limited partnership agreement of the OLP pursuant to which our General Partner temporarily did not receive Series EA and ME, collectively, the Series, distributions from the quarter ended June 30, 2015, through the quarter ended March 31, 2016. The General Partner’s capital funding contribution requirements for each of those two Series, commencing in August 2015, were reduced by the amount of its foregone cash distributions from the respective Series, until the earlier of December 31, 2016 and the date aggregate reductions in capital contributions for such Series are equal to the foregone cash distributions for such Series. As of December 31, 2016, capital contributions offset foregone cash distributions.

Joint Funding Arrangement for Eastern Access Projects

We have a joint funding arrangement with the General Partner that established an additional series of partnership interests in the OLP, which we refer to as the EA interests. The EA interests were created to finance the Eastern Access Projects to increase access to refineries in the U.S. Upper Midwest and in Ontario, Canada for light crude oil produced in western Canada and the United States. As of December 31, 2016, our General Partner owned 75% of the EA interests, and, except as described above in Amendment of OLP Limited Partnership Agreement, the projects are jointly funded by our General Partner at 75% and us at 25%. On January 26, 2017, we exercised our option under the Eastern Access Joint Funding Agreement to acquire an additional 15% interest in the Eastern Access Projects, at its book value of approximately $360 million, which is now in service.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. RELATED PARTY TRANSACTIONS  – (continued)

Our General Partner made equity contributions totaling $13.8 million, $119.3 million and $622.5 million to the OLP for the years ended December 31, 2016, 2015 and 2014, respectively to fund its equity portion of the construction costs associated with the Eastern Access Projects. During December 2015, the OLP made equity distributions of $81.6 million to our General Partner, representing return of capital for excess capital funds contributed by our General Partner to the Eastern Access Projects. This is included in “Distributions to noncontrolling interest” presented in our statement of cash flows.

Distribution to Series EA Interests

The following table presents distributions paid by the OLP during the years ended December 31, 2016, 2015 and 2014, to our General Partner and its affiliate, representing the noncontrolling interest in the Series EA, and to us, as the holders of the Series EA general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead), L.L.C., the managing general partner of the OLP and the Series EA interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total Series EA Distribution
			(in millions)
2016
October 28	November 14	$21.6	$64.7	$86.3
July 28	August 12	21.0	63.0	84.0
April 29	May 13	79.0	—	79.0
January 29	February 12	79.2	—	79.2
		$200.8	$127.7	$328.5
2015
October 30	November 13	$76.1	$—	$76.1
July 30	August 14	75.4	—	75.4
April 30	May 15	17.5	52.3	69.8
January 29	February 13	22.3	67.0	89.3
		$191.3	$119.3	$310.6
2014
October 31	November 14	$14.6	$43.7	$58.3
July 31	August 14	5.6	16.7	22.3
April 29	May 15	2.5	6.5	9.0
		$22.7	$66.9	$89.6

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

Our General Partner made equity contributions totaling $90.0 million, $673.3 million and $577.5 million to the OLP for the years ended December 31, 2016, 2015 and 2014, respectively, to fund its equity portion of the construction costs associated with the U.S. Mainline Expansion Projects. During December 2015, the OLP made equity distributions of $71.5 million to our General Partner, representing return of capital for excess capital funds contributed by our General Partner to the U.S. Mainline Expansion Projects. This is included in “Distributions to noncontrolling interest” presented in our statement of cash flows.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. RELATED PARTY TRANSACTIONS  – (continued)

Distribution to Series ME Interests

The following table presents distributions paid by the OLP during the years ended December 31, 2016, 2015 and 2014, to our General Partner and its affiliate, representing the noncontrolling interest in the Series ME, and to us, as the holders of the Series ME general and limited partner interests. The distributions were declared by the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead), L.L.C., the managing general partner of the OLP and the Series ME interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total Series ME Distribution
			(in millions)
2016
October 28	November 14	$14.8	$44.3	$59.1
July 28	August 12	13.1	39.4	52.5
April 29	May 13	43.2	—	43.2
January 29	February 12	40.8	—	40.8
		$111.9	$83.7	$195.6
2015
October 30	November 13	$32.5	$—	$32.5
July 30	August 14	19.7	—	19.7
April 30	May 15	1.5	4.5	6.0
January 29	February 13	1.8	5.2	7.0
		$55.5	$9.7	65.2
2014
October 31	November 14	$0.6	$1.9	$2.5

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. RELATED PARTY TRANSACTIONS  – (continued)

Distribution from MEP

The following table presents distributions paid by MEP during the years ended December 31, 2016, 2015 and 2014, to its public Class A common unitholders, representing the noncontrolling interest in MEP, and to us for our ownership of Class A common units.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to the noncontrolling interest	Total MEP Distribution
			(in millions)
2016
October 27	November 14	$8.9	$7.6	$16.5
July 27	August 12	8.9	7.6	16.5
April 28	May 13	8.9	7.6	16.5
January 28	February 12	8.9	7.6	16.5
		$35.6	$30.4	$66.0
2015
October 29	November 13	$8.9	$7.6	$16.5
July 29	August 14	8.8	7.5	16.3
April 29	May 15	8.6	7.4	16.0
January 28	February 13	8.5	7.3	15.8
		$34.8	$29.8	$64.6
2014
October 30	November 14	$8.4	$7.2	$15.6
July 31	August 14	8.1	6.9	15.0
April 29	May 15	7.8	6.6	14.4
January 29	February 14	4.2	3.5	7.7
		$28.5	$24.2	$52.7

Other Agreements with MEP

Omnibus Agreement

We, Midcoast Holdings, L.L.C., or the MEP General Partner, MEP, and Enbridge, are party to the Omnibus Agreement to which we agreed to indemnify MEP for certain matters, including environmental, right-of-way and permit matters, and we granted MEP a license to use the Enbridge logo and certain other trademarks and tradenames. The Omnibus Agreement may be terminated by the mutual agreement of the parties, or by either Enbridge or MEP in the event that we cease to control the MEP General Partner, provided that our indemnification obligations will remain in full force and effect until they expire in accordance with their respective terms.

Under the Omnibus Agreement, we also agreed to indemnify MEP for all known and certain unknown environmental liabilities that are associated with the ownership or operation of MEP’s assets arising prior to the closing of MEP’s initial public offering, or the Offering, in each case that are identified prior to the third anniversary of the closing of that offering. Our obligation to indemnify MEP for any environmental liabilities is subject to a $500,000 aggregate deductible before MEP is entitled to indemnification. We will also indemnify MEP for failure to have certain rights-of-way, consents, licenses and permits necessary to own and operate its assets in substantially the same manner in which they were owned and operated prior to the closing of the Offering, including the cost of curing certain such failures that do not allow its assets to be operated in accordance with prudent industry practice, in each case that are identified prior to the third anniversary of the closing of the Offering. Our obligation to indemnify MEP for any right-of-way, consent, license or permit matters will be subject to a $500,000 aggregate deductible before MEP is entitled to indemnification. There will be a $15.0 million aggregate cap on the amounts for which we will indemnify MEP for environmental, right-of-way, consents, licenses and permit matters under the Omnibus Agreement.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. RELATED PARTY TRANSACTIONS  – (continued)

During the year ended December 31, 2016, we paid indemnification proceeds to MEP under the Omnibus Agreement of $12.2 million for the acquisition of title to right-of-way assets that were pending at the time of MEP’s initial public offering and associated legal fees. No other payments have been made to MEP under the Omnibus Agreement.

Intercorporate Services Agreement

We are party to an Intercorporate Service Agreement, or the Intercorporate Services Agreement, with MEP, pursuant to which we will provide MEP with the following services:

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

Financial Support Agreement

We are party to a Financial Support Agreement with Midcoast Operating, or the Financial Support Agreement, pursuant to which we will provide letters of credit and guarantees, not to exceed $700.0 million in the aggregate at any time outstanding, in support of Midcoast Operating’s and its wholly owned subsidiaries’ financial obligations under derivative agreements and natural gas and NGL purchase agreements to which Midcoast Operating, or one or more of its wholly owned subsidiaries, is a party. Under the Financial Support Agreement, our support of Midcoast Operating’s and its wholly owned subsidiaries’ obligations will terminate on the earlier of (1) November 13, 2017, and (2) the date on which we own, directly or indirectly (other than through our ownership interests in MEP), less than 20% of the total outstanding limited partner interests in Midcoast Operating.

The Financial Support Agreement also provides that if MEPs bank credit agreement is secured, the Financial Support Agreement also will be secured to the same extent on a second-lien basis. We also have agreed to subordinate our right to payment on obligations owed under the Financial Support Agreement and liens, if secured, to the rights of the lenders under the MEP credit agreement.

At December 31, 2016, we had no letters of credit outstanding and utilized $39.9 million of guarantees to Midcoast Operating under a Financial Support Agreement with Midcoast Operating. At December 31, 2015, we provided $7.5 million of letters of credit outstanding and utilized $21.7 million of guarantees to Midcoast Operating under this agreement.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2016 and 2015, our consolidated statements of financial position included $99.9 million and $95.8 million, respectively, in “Environmental liabilities,” and $50.8 million and $64.0 million, respectively, and in “Other long-term liabilities,” that we have accrued for costs we have recognized primarily to address remediation of contaminated sites, asbestos containing materials, management of hazardous waste material disposal, outstanding air quality measures for certain of our liquids and natural gas assets and penalties we have been or expect to be assessed.

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

The total cost estimate for this crude oil release was approximately $53.0 million, before insurance recoveries and including fines and penalties. These costs included the emergency response, environmental remediation and cleanup activities associated with the crude oil release. For the year ended December 31, 2015, we paid $0.6 million related to the costs on the Line 6A release, with no such costs paid in 2016 and 2014. We have no remaining estimated liability as of December 31, 2016.

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

We continue to evaluate the need for additional remediation activities and are performing the necessary restoration and monitoring of the areas affected by the Line 6B crude oil release. All the initiatives we are undertaking in the monitoring and restoration phase are intended to restore the crude oil release area to the satisfaction of the appropriate regulatory authorities.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. COMMITMENTS AND CONTINGENCIES  – (continued)

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

As of December 31, 2016, our cumulative cost estimate for the Line 6B crude oil release remains at $1.2 billion. This includes a $15.0 million increase in cost accruals for estimated fees and civil penalties, under the Clean Water Act of the United States, as described below under Fines and Penalties, offset by a reduction of estimated remediation efforts. In addition, in the fourth quarter of 2016, the cost accruals were reduced by $8.0 million mainly due to optimization of our remedial investigation reporting and savings related to our residual oil monitoring and maintenance.

For purposes of estimating our expected losses associated with the Line 6B crude oil release, we have included those costs that we considered probable and that could be reasonably estimated at December 31, 2016. Our estimates exclude: (1) amounts we have capitalized, (2) any claims associated with the release that may later become evident, (3) amounts recoverable under insurance, and (4) fines and penalties from other governmental agencies except as described in the Fines and Penalties section below. Our assumptions include, where applicable, estimates of the expected number of days the associated services will be required and rates that we have obtained from contracts negotiated for the respective service and equipment providers. As we receive invoices for the actual personnel, equipment and services, our estimates will continue to be further refined. Our estimates also consider currently available facts, existing technology and presently enacted laws and regulations. These amounts also consider our and other companies’ prior experience remediating contaminated sites and data released by government organizations. Despite the efforts we have made to ensure the reasonableness of our estimates, changes to the recorded amounts associated with this release are possible as more reliable information becomes available. We continue to have the potential of incurring additional costs in connection with this crude oil release due to variations in any or all of the categories described above, including modified or revised requirements from regulatory agencies, in addition to fines and penalties as well as expenditures associated with litigation and settlement of claims.

The components underlying our cumulative estimated loss for the cleanup, remediation and restoration associated with the Line 6B crude oil release, the majority of which have been paid, include the following:

(in millions)
Response personnel and equipment	$547.3
Environmental consultants	224.3
Professional, regulatory, fines and penalties and other	443.4
Total	$1,215.0

For the years ended December 31, 2016, 2015 and 2014, we made payments of $20.8 million, $37.2 million and $141.4 million, respectively, for costs associated with the Line 6B crude oil release. For the years ended

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. COMMITMENTS AND CONTINGENCIES  – (continued)

December 31, 2016 and 2015, we had a remaining estimated liability of $138.8 million and $149.8 million, respectively. We did not recognize any insurance recoveries for the years ended December 31, 2016, 2015 and 2014.

Fines and Penalties

At December 31, 2016, our total estimated costs related to the Line 6B crude oil release include $68.5 million in fines and penalties. Of this amount, $61.0 million relates to civil penalties under the Clean Water Act of the United States, which we have fully reserved in our contingency accrual but have not yet paid, pending approval of the Consent Decree, as described below.

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

In addition to the monetary fines and penalties, the Consent Decree calls for replacement of Line 3, which we initiated in 2014 and is currently under regulatory review in the State of Minnesota; refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Line 3 Replacement Program for further details. The Consent Decree contains a variety of injunctive measures, including, but not limited to, enhancements to our comprehensive in-line inspection (ILI)-based spill prevention program; enhanced measures to protect the Straits of Mackinac; improved leak detection requirements; installation of new valves to control product loss in the event of an incident; continued enhancement of control room operations; and improved spill response capabilities. Collectively, these measures build on continuous improvements we have implemented since 2010 to our leak detection program, control center operations, and emergency response program. We estimate the total cost of these measures to be approximately $110.0 million, most of which is already incorporated into existing long-term capital investment and operational expense planning and guidance. Compliance with the terms of the Consent Decree is not expected to materially impact our overall financial performance.

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

A majority of the costs incurred for the crude oil release for Line 6B are covered by the insurance policy that expired on April 30, 2011, which had an aggregate limit of $650.0 million for pollution liability for Enbridge and its affiliates. Including our remediation spending through December 31, 2016, costs related to Line 6B exceeded the limits of the coverage available under this insurance policy. Through December 31, 2016, we have received total

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. COMMITMENTS AND CONTINGENCIES  – (continued)

insurance recoveries of $547.0 million for the Line 6B crude oil release, out of the $650.0 million aggregate limit. We will record receivables for additional amounts we claim for recovery pursuant to our insurance policies during the period that we deem realization of the claim for recovery to be probable.

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

Of the remaining $103.0 million coverage limit, $85.0 million is the subject matter of a lawsuit Enbridge filed against one particular insurer described above. In March 2015, Enbridge reached agreement with that insurer to submit the $85.0 million claim to binding arbitration. The recovery of the remaining $18.0 million is awaiting resolution of that arbitration, which began in the fourth quarter of 2016. While we believe that those costs are eligible for recovery, there can be no assurance that we will prevail.

In addition, and separate from the Line 6B claim, during the year ended December 31, 2016, we recorded an insurance recovery of $10.0 million associated with the Line 6A crude oil release. We received the payment in October 2016. This is the total insurance recovery available for that incident.

Griffith Terminal Crude Oil Release

On February 25, 2014, a release of approximately 975 barrels of crude oil occurred within the Griffith Terminal in Griffith, Indiana. Subsequently, a repair plan was reviewed with PHMSA, repair work was completed in 2014 and final closure was received in early 2015. The released oil was fully contained within our facility and substantially all of the free product was recovered. The released oil did not affect the local community, wildlife or water supply. As of and for the years ended December 31, 2016 and 2015, we had no remaining estimated liability and made no payments. For the year ended December 31, 2014, we made payments of $6.3 million.

Legal and Regulatory Proceedings

We are a participant in various legal and regulatory proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We are also directly, or indirectly, subject to challenges by special interest groups to regulatory approvals and permits for certain of our expansion projects.

A number of governmental agencies and regulators have initiated investigations into the Line 6B crude oil release. Two actions or claims are pending against us and our affiliates, in state courts in connection with the Line 6B crude oil release. Based on the current status of these cases, we do not expect the outcome of these actions to be material to our results of operations or financial condition.

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

We have accrued a provision for future legal costs and probable losses associated with the Line 6B crude oil release as described above.

Oil and Gas in Custody

Our Liquids assets transport crude oil and NGLs owned by our customers for a fee. The volume of liquid hydrocarbons in our pipeline systems at any one time varies from approximately 30.0 million to 66.1 million barrels, virtually all of which is owned by our customers. Under the terms of our tariffs, losses of crude oil from identifiable incidents not resulting from our direct negligence may be apportioned among our customers. In addition, we maintain adequate property insurance coverage with respect to crude oil and NGLs in our custody.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. COMMITMENTS AND CONTINGENCIES  – (continued)

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

Rights-of-Way

As part of our pipeline construction process, we must obtain certain rights-of-way from landowners whose property the pipeline will cross. Rights-of-way that we buy are capitalized as part of “Property, plant and equipment, net” in our consolidated statements of financial position. Rights-of-way that we lease are expensed. We have recorded expenses of $2.6 million, $2.7 million and $3.6 million for the leased right-of-way agreements for the years ended December 31, 2016, 2015 and 2014, respectively.

Future Minimum Commitments

As of December 31, 2016, our future minimum commitments that have remaining non-cancelable terms in excess of one year are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
				(in millions)
Scheduled maturities of debt obligations(1)	$—	$920.0	$575.0	$2,657.6	$775.0	$3,000.0	$7,927.6
Estimated cash payments for interest(2)	363.2	318.0	273.4	233.0	198.1	2,537.9	3,923.6
Purchase commitments(3)	352.5	—	—	—	—	—	352.5
Power commitments(4)	20.5	20.5	20.0	18.5	5.2	129.5	214.2
Operating leases	21.2	16.3	14.8	14.5	14.2	45.5	126.5
Right-of-way	2.0	1.9	1.8	2.1	1.6	33.3	42.7
Product purchase obligations(5)	155.5	99.6	86.2	87.6	79.2	201.6	709.7
Transportation/Service contract obligations(6)	115.3	125.7	129.6	125.3	124.7	213.4	834.0
Fractionation agreement obligations(7)	74.8	74.8	74.8	75.0	74.8	81.3	455.5
Other long-term liabilities(8)	0.6	0.6	0.6	0.6	0.7	4.2	7.3
Total	$1,105.6	$1,577.4	$1,176.2	$3,214.2	$1,273.5	$6,246.7	$14,593.6

(1)	Represents scheduled future maturities of our consolidated debt principal obligations. For information regarding our consolidated debt obligations, see Item 8. Financial Statements and Supplementary Data, under Note 17. Debt.
(2)	Estimated cash payments for interest exclude adjustments for derivative agreements and cash payments for interest on variable-rate debt. We borrow and repay at varying amounts and interest rates. For more information on our debt obligations, see Item 8. Financial Statements and Supplementary Data, under Note 17. Debt.
(3)	Represents commitments to purchase materials, primarily pipe from third-party suppliers in connection with our growth projects.
(4)	Represents commitments to purchase power in connection with our Liquids segment. We included certain power commitments with obligations that are dependent on variable components. For these commitments, we only included the determinable portion of our commitment based on the contracted usage requirement and the current applicable contract rate.
(5)	Represents long-term product purchase obligations with several third-party suppliers to acquire natural gas and NGLs at the approximate market value at the time of delivery. Also represents commitments to purchase drag reducing agents.
(6)	Represents the minimum payment amounts for contracts for firm transportation and storage capacity we have reserved on third-party pipelines and storage facilities.
(7)	Represents the minimum payment amounts from contracts for firm fractionation of our NGL supply that we reserve at third party fractionation facilities.
(8)	Includes noncurrent portion of capital leases and deferred credits. We are unable to estimate deferred income taxes (see Note 22. Income Taxes) since cash payments for income taxes are determined primarily by taxable income for each discrete fiscal year. We are also unable to estimate asset retirement obligations (see Note 18. Asset Retirement Obligations), environmental liabilities (see Note 25. Commitments and Contingencies) and hedges payable (see Note 21. Derivative Financial Instruments and Hedging Activities) due to the uncertainty as to the amount and, or, timing of when cash payments will be required.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. COMMITMENTS AND CONTINGENCIES  – (continued)

The purchases made under purchase commitments, power commitments, product purchase obligations, transportation/service contract obligations and fractionation agreement obligations for the years ended December 31, 2016, 2015 and 2014 totaled $1.8 billion, $399.5 million and $1.9 billion, respectively.

Our consolidated operating expenses include lease and rental expense amounts of $13.0 million, $14.9 million and $18.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

26. QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(in millions, except per unit amounts)
2016 Quarters
Operating revenue	$1,061.6	$1,048.9	$1,120.6	$1,250.8	$4,481.9
Operating expense(1)	$793.6	$787.2	$1,599.5	$973.5	$4,153.8
Operating income (loss)	$268.0	$261.7	$(478.9)	$277.3	$328.1
Net income (loss)	$172.4	$177.7	$(574.6)	$183.2	$(41.3)
Net income (loss) attributable to noncontrolling interest	$68.8	$70.3	$(191.9)	$79.2	$26.4
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$80.0	$83.7	$(406.4)	$80.3	$(162.4)
Net income (loss) per common unit and i-unit (basic and diluted)	$0.07	$0.08	$(1.31)	$0.08	$(1.08)
2015 Quarters
Operating revenue	$1,428.6	$1,313.1	$1,267.7	$1,136.7	$5,146.1
Operating expense(2)	$1,189.0	$1,322.7	$1,012.9	$939.9	$4,464.5
Operating income (loss)	$239.6	$(9.6)	$254.8	$196.8	$681.6
Net income (loss)	$217.8	$(60.5)	$184.5	$112.5	$454.3
Net income attributable to noncontrolling interest	$51.3	$10.0	$77.8	$82.0	$221.1
Net income (loss) attributable to general and limited partner ownership interests in Enbridge Energy Partners, L.P.	$140.1	$(97.1)	$82.1	$6.9	$132.0
Net income (loss) per common unit and i-unit (basic and diluted)	$0.26	$(0.44)	$0.07	$(0.14)	$(0.25)

(1)	Third quarter 2016 operating expenses were impacted by an asset impairment of $756.7 million. For more information, refer to Note 11. Property, Plant and Equipment.
(2)	Second quarter 2015 operating expenses were impacted by a goodwill impairment of $246.7 million. For more information, refer to Note 15. Goodwill Impairment.

27. SUBSEQUENT EVENTS

Distribution to Partners

On January 26, 2017, the board of directors of Enbridge Management declared a distribution payable to our partners on February 14, 2017. The distribution was paid to unitholders of record as of February 7, 2017, of our available cash of $264.8 million at December 31, 2016, or $0.5830 per limited partner unit. Of this distribution, $216.1 million was paid in cash, $47.7 million was distributed in i-units to our i-unitholder, Enbridge Management, and due to the i-unit distribution, $1.0 million was retained from our General Partner from amounts otherwise distributable to it in respect of its general partner interest and limited partner interest to maintain its 2% general partner interest.

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27. SUBSEQUENT EVENTS  – (continued)

Distribution to Series EA Interests

On January 26, 2017, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and a holder of the Series EA interests, declared a distribution payable to the holders of the Series EA general and limited partner interests. The OLP paid $68.8 million to the noncontrolling interest in the Series EA, while $22.9 million was paid to us.

Distribution to Series ME Interests

On January 26, 2017, the board of directors of Enbridge Management, acting on behalf of Enbridge Pipelines (Lakehead) L.L.C., the managing general partner of the OLP and a holder of the Series ME interests, declared a distribution payable to the holders of the Series ME general and limited partner interests. The OLP paid $42.7 million to the noncontrolling interest in the Series ME, while $14.2 million was paid to us.

Distribution from MEP

On January 26, 2017, the board of directors of Midcoast Holdings, L.L.C., the general partner of MEP, declared a cash distribution payable to their partners on February 14, 2017. The distribution was paid to unitholders of record as of February 7, 2017, of MEP’s available cash of $16.5 million at December 31, 2016, or $0.3575 per limited partner unit. MEP paid $7.6 million to their public Class A common unitholders, while $8.9 million in the aggregate was paid to us with respect to our Class A common units, our subordinated units, and to Midcoast Holdings, L.L.C. with respect to its general partner interest.

Midcoast Operating Distribution

On January 26, 2017, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on February 14, 2017 to its partners of record as of February 7, 2017. Midcoast Operating paid $7.9 million to us and $27.9 million to MEP.

During any quarter until the quarter ending December 31, 2017, if MEP’s quarterly declared distribution exceeds its distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement, we receive a decreased quarterly distribution from Midcoast Operating, and MEP receives a corresponding increase to its quarterly distribution in the amount that MEP’s declared distribution exceeds its distributable cash. Midcoast Operating’s adjustment of our distribution will be limited by our pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by MEP. There is no requirement for MEP to compensate us for these adjusted distributions, except for settling our capital accounts with Midcoast Operating in a liquidation scenario. For the year ended December 31, 2016, our quarterly distribution from Midcoast Operating was reduced by $15.9 million.

Strategic Review

On January 27, 2017, we announced three initial strengthening actions which together alleviate short-term capital expenditure requirements and enhance our cash flows. For further details refer to Note 1. Organization and Nature of Operations — Midcoast Energy Partners, L.P. and Note 24. Related Party Transactions — Financing Transactions with Affiliates.

Bakken Pipeline System

On February 15, 2017, our joint venture with MPC, MarEn Bakken Company LLC, or MarEn, closed its acquisition, or the Transaction, with Bakken Holdings Company LLC, or Bakken Holdings, an affiliate of Energy Transfer Partners, L.P. and Sunoco Logistics Partners L.P., to, among other things, acquire a 49% equity interest in Bakken Pipeline Investments LLC, or BPI. BPI owns 75% of the Bakken Pipeline System. Under this arrangement, we and MPC indirectly hold 75% and 25%, respectively, of the joint venture’s 49% interest in BPI. The purchase price of our effective 27.6% interest in the Bakken Pipeline was $1.5 billion.

In connection with the Transaction, on February 15, 2017, we entered into an unsecured revolving 364-day credit agreement with EUS, or the EUS Credit Agreement. The EUS Credit Agreement is a committed senior

ENBRIDGE ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27. SUBSEQUENT EVENTS  – (continued)

unsecured revolving credit facility that permits aggregate borrowings of up to, at any one time outstanding for the purpose of funding the Transaction, $1.5 billion, (i) on a revolving basis for a 364-day period and (ii) for a 364-day term on a non-revolving basis following the expiration of the revolving period; provided that the EUS Credit Agreement will mature on the date any project financing is completed. Loans under the EUS Credit Agreement accrue interest based, at our election, on either the Eurocurrency rate or a base rate, in each case, plus an applicable margin. A facility fee will accrue at the applicable margin rate, which is based on our non-credit-enhanced, senior unsecured long-term debt rating at the applicable time.

In addition, on or before the maturity date, we may repay or prepay all, but not less than all, of the aggregate outstanding principal balance of the loans under the EUS Credit Agreement by payment-in-kind of our entire direct and indirect interest in the Bakken Pipeline System.

The EUS Credit Agreement also includes representations, warranties, financial covenants and events of default that are consistent with those in the EUS 364-Day Credit Facility. Amounts borrowed under the EUS Credit Agreement bear interest at rates that are consistent with the interest rates set forth in the EUS 364-Day Credit Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016, with the participation of our principal executive and principal financial officers, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2016.

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

Name	Age	Position
Jeffrey A. Connelly	70	Director and Chairman of the Board
J. Richard Bird	67	Director
J. Herbert England	70	Director
C. Gregory Harper	52	Director and Executive Vice President — Gas Pipelines & Processing
D. Guy Jarvis	53	Director and Executive Vice President — Liquids Pipelines
Mark A. Maki	52	Director and President and Principal Executive Officer
William S. Waldheim	60	Director
Dan A. Westbrook	64	Director
John K. Whelen	57	Director
Mark R. Boyce	53	Vice President — Liquids Pipelines, Law and Assistant Corporate Secretary
David W. Bryson	50	Senior Vice President — Liquids Pipelines, Operations
Leo J. Golden	50	Vice President — Major Projects
Noor S. Kaissi	44	Controller
E. Chris Kaitson	60	Vice President — Law and Assistant Corporate Secretary
Stephen J. Neyland	49	Vice President — Finance
Jonathan N. Rose	49	Treasurer
Allan M. Schneider	58	Vice President, Regulated Engineering and Operations
Bradley F. Shamla	48	Vice President — Liquids Pipelines, Operations
Leon A. Zupan	61	Executive Vice President — Liquids Pipelines, Operations

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

J. Richard Bird

J. Richard Bird was elected a director of the General Partner and Enbridge Management in October 2012. He retired from Enbridge in early 2015, having served as Executive Vice President, Chief Financial Officer and Corporate Development, and various other roles, including: Executive Vice President Liquids Pipelines, Senior Vice President Corporate Planning and Development, and Vice President and Treasurer during his tenure with Enbridge which began in 1995. Mr. Bird serves on the Board of Directors or Trustees of Enbridge Pipelines Inc., Enbridge Income Fund Holdings Inc. and Bird Construction Company Inc. He is a member of the Board of Directors of the Alberta Investment Management Company and chairman of its audit committee. Mr. Bird is also a member of the Investment Committee of the University of Calgary Board of Governors. He was named Canada’s CFO of the Year for 2010. He holds a Bachelor of Arts degree from the University of Manitoba, and a Masters of Business Administration and PhD from the University of Toronto and has completed the Advanced Management Program at Harvard Business School.

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

Mark A. Maki

Mark A. Maki was appointed President and Principal Executive Officer of the General Partner and Enbridge Management on January 30, 2014 and has served as a director of both companies since October 2010. Mr. Maki is also a director and Senior Vice President of Midcoast Holdings, L.L.C. Additionally, in October 2016, Mr. Maki was elected to serve Enbridge as Senior Vice President — Finance. Previously, Mr. Maki served as President of Enbridge Management and Senior Vice President of the General Partner from October 2010 to January 2014 and he served Enbridge in the functional title of Acting President, Gas Pipelines during 2013. Mr. Maki also previously served Midcoast Holdings, L.L.C. as Principal Executive Officer until February, 2014 and previously served as Vice President — Finance of the General Partner and Enbridge Management from July 2002. Prior to that time, Mr. Maki served as Controller of the General Partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Mr. Maki brings over thirty years of oil and gas experience to the board, having joined Enbridge in 1986 and progressing through a series of accounting and financial roles of increasing responsibility during his tenure with Enbridge in the United States and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry, Mr. Maki provides our Board with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

William S. Waldheim

William S. Waldheim was elected as a director of the General Partner and Enbridge Management in February 2016 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management, as well as on Special Committees of Enbridge Management. He previously served as President of DCP Midstream Partners LP where he had overall responsibility for DCP partnership affairs including commercial, trading and business development until his retirement in 2015. Prior to this, Mr. Waldheim was President of Midstream Marketing and Logistics for DCP Midstream and managed natural gas, crude oil and natural gas liquids marketing and logistics. From 2005 to 2008 he was Group Vice President of commercial for DCP Midstream, managing its upstream and downstream commercial business. Mr. Waldheim started his professional career in 1978 with Champlin Petroleum as an auditor and financial analyst and served in roles involving NGL and crude oil distribution and marketing. He served as Vice President of NGL and Crude Oil Marketing for Union Pacific Fuels from 1987 until 1998 at which time they were acquired by DCP.

Mr. Waldheim provides our Board with a broad range of industry experience through his long career in the petroleum industry, ranging from upstream, midstream and downstream and across oil and gas and liquids sectors.

Dan A. Westbrook

Dan A. Westbrook was elected a director of the General Partner and Enbridge Management in October 2007 and serves on the Audit, Finance & Risk Committee of the General Partner and Enbridge Management, as well as on Special Committees of Enbridge Management. Since 2008, he has also served on the board of the Carrie Tingley Hospital Foundation in Albuquerque, New Mexico. During 2013, Mr. Westbrook was named a director and chairman of the board of Midcoast Holdings, L.L.C., the general partner of Midcoast Energy Partners, L.P., and serves on their Audit Finance & Risk Committee. From 2013 to 2016, Mr. Westbrook served as a director of SandRidge Energy, Inc. From 2001 to 2005, Mr. Westbrook served as president of BP China Gas, Power & Upstream and as vice-chairman of the board of directors of Dapeng LNG, a Sino joint venture between BP subsidiary CNOOC Gas & Power Ltd. and other Chinese companies. He held executive positions with BP in Argentina, Houston, Russia, Chicago and the Netherlands before retiring from the company in January 2006. He is a former director of Ivanhoe Mines, now known as Turquoise Hill Resources Ltd., an international mining company, Synenco Energy Inc., a Calgary-based oil sands company, and Knowledge Systems Inc., a privately-held U.S. company that provided software and consultant services to the oil and gas industry.

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

OTHER EXECUTIVE OFFICERS

Mark R. Boyce was appointed Vice President, Liquids Pipelines Law and Assistant Corporate Secretary of the General Partner and Enbridge Management in June 2016. Mr. Boyce also currently serves as Vice President, Liquids Pipelines — Law of several Enbridge subsidiaries. Prior to that, from May 2015 to June 2016, he was Vice President, Chief Compliance & Privacy Officer for Enbridge and from April 2012 until May 2015 he was Vice President & Chief Compliance Officer for Enbridge, responsible for the development and performance of compliance, training and ethics programs. Prior to April 2012, Mr. Boyce served Enbridge Gas Distribution (“EGD”) as Vice President, Law & Information Technology, a position he had progressed to after joining Enbridge as a corporate solicitor for the predecessor of EGD in August 1993.

David W. Bryson was appointed Senior Vice President — Liquids Pipelines, Operations of the General Partner and Enbridge Management in October 2016. Since June 2016, Mr. Bryson also serves the Liquids Pipelines Division of Enbridge as Senior Vice President, Operations, Liquids Pipelines, responsible for North American field operations across the Mainline, Gathering and Storage assets of the Liquids Pipelines Division. Prior to that, from April 2014, he was Vice President, Customer Service, Liquids Pipelines, after serving from July 2012 to April 2014 as Vice President, Asset Performance & Development and Vice President, Strategy & Integrated Services. Mr. Bryson joined Enbridge in 1994 via Enbridge Gas Distribution as a manager and progressed into the Major Projects Division in 2008, where he held various roles directing several of the major projects and programs, and progressed to the Liquids Pipelines division in 2012.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and inquiries made to our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2016 were timely made.

GOVERNANCE MATTERS

We are a “controlled company,” as that term is used in NYSE Rule 303A, because all of our voting units are owned by the General Partner. Because we are a controlled company, the NYSE listing standards do not require that we or the General Partner have a majority of independent directors or a nominating or compensation committee of the General Partner’s board of directors.

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on February 24, 2016.

CODE OF ETHICS, STATEMENT ON BUSINESS CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics applicable to our senior officers, including the principal executive officer, principal financial officer and principal accounting officer of Enbridge Management. We also have a Statement on Business Conduct applicable to all of our employees, officers and directors. We also have a statement of Corporate Governance Guidelines that sets forth the expectation of how our board of directors should function and its position with respect to key corporate governance issues. Copies of the Code of Ethics for Senior Financial Officers, the Statement on Business Conduct and the statement of Corporate Governance Guidelines are available on our website at www.enbridgepartners.com. The Code of Ethics is also included herein as Exhibit 14.1. We post on our website any amendments to or waivers of our Code of Ethics for Senior Officers or the Statement on Business Conduct or amendments to the statement of Corporate Governance Guidelines, and we intend to satisfy any disclosure requirements that may arise under Form 8-K relating to this information through such postings. Additionally, these materials are available in print, free of charge, to any person who requests the information. Persons wishing to obtain this printed material should submit a request to Corporate Secretary, c/o Enbridge Energy Partners, L.P., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

AUDIT, FINANCE & RISK COMMITTEE

Enbridge Management has an Audit, Finance & Risk Committee, referred to as the “Audit Committee,” comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act. None of these members are relying upon any exemptions from the foregoing independence requirements. Mr. England is chairman of the Audit Committee. The members of the Audit Committee are Jeffrey A. Connelly, J. Herbert England, William Waldheim and Dan A. Westbrook. The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. The Audit Committee also reviews the scope and quality, including the independence and objectivity, of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the Board of Directors.

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

Enbridge Management’s Board of Directors has determined that Mr. England, Mr. Connelly and Mr. Waldheim each qualify as “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K. Each of the members of the Audit Committee is independent as defined by Section 303A of the listing standards of the NYSE.

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

Enbridge Management’s Audit Committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Persons wishing to communicate with our Audit Committee may do so by writing to the Chairman, Audit Committee, c/o Enbridge Energy Partners, L.P., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.

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

Since we do not have direct employees or directors, and our General Partner and Enbridge Management do not have responsibility for approving the elements of compensation for the NEOs, we, our General Partner and Enbridge Management do not have compensation policies. The compensation policies and philosophy of Enbridge govern the types and amounts of compensation of each of the NEOs. The NEOs at December 31, 2016 were:

•	Mark A. Maki, President, Principal Executive Officer and Director
•	Stephen J. Neyland, Vice President — Finance (Principal Financial Officer)
•	C. Gregory Harper, Executive Vice President — Gas Pipelines & Processing and Director
•	D. Guy Jarvis, Executive Vice President — Liquids Pipelines and Director
•	Bradley F. Shamla, Vice President — Liquids Pipelines, Operations

Messrs. Harper and Jarvis are also executive officers of Enbridge. Mr. Harper serves as President, Gas Pipelines & Processing of Enbridge and Mr. Jarvis serves as President, Liquid Pipelines of Enbridge. Since Messrs. Harper and Jarvis are also executive officers of Enbridge, the Human Resources and Compensation Committee of the board of directors of Enbridge, or the HRC Committee, approves the elements of compensation for them based on the recommendation of the President & Chief Executive Officer of Enbridge considering their position within Enbridge on an enterprise-wide basis.

The HRC Committee does not have responsibility for reviewing or approving compensation for employees, on an individual basis, who are not a part of Enbridge’s executive leadership team. Compensation for our NEOs, with the exception of Messrs. Harper and Jarvis, is determined as part of an Enbridge enterprise-wide review process. Each business unit develops a salary increase budget recommendation, in consultation with the Enbridge corporate compensation department, based on a competitive analysis of the labor market for that business unit. These recommendations are presented, in summary and on a business unit basis, to the HRC Committee for approval. Individual salary increases are implemented after the HRC Committee approves the overall budget. Compensation adjustments for the remaining NEOs are recommended by their supervisors and reviewed by the executive leadership team of Enbridge, including the President & Chief Executive Officer of Enbridge. Enbridge’s President & Chief Executive Officer approves the individual salary increase recommendations, on an enterprise-wide basis, to ensure that compensation expense is within the budget approved by the HRC Committee. Each of the NEOs provides services to other affiliates of Enbridge and, therefore, compensation is determined on the basis of overall performance with respect to Enbridge and all of its affiliates and not solely based on performance with respect to us.

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

2016	2015	2014	2013	2012
15%	19%	19%	14%	14%

The elements of total compensation in 2016 for senior management of Enbridge, which includes Messrs. Harper and Jarvis, are:

•	Base Salary — to provide a fixed level of compensation for performing day-to-day responsibilities, while balancing the individual’s role and competency, market conditions and issues of attraction and retention.
•	Short-term incentive — to provide a competitive, performance cash award based on pre-determined corporate, business unit and individual goals that measure the execution of the business strategy over a one-year period.
•	Medium-term and long-term incentives — to recognize contributions and provide competitive, compensation comprised of performance stock units, restricted stock units, performance stock options and incentive stock options that are tied to the share price of Enbridge common shares, MEP common units and other financial measures, and are considered at-risk to motivate performance over the medium and long term.
•	Pension plan — to provide a competitive retirement benefit.
•	Savings plan — to promote ownership of Enbridge common shares and to provide the opportunity to save additional funds for retirement or other financial goals.
•	Perquisites — to provide a competitive allowance to offset expenses largely related to the executive’s role.
•	Benefits — to provide a competitive benefits program including health and welfare, life insurance and disability programs.
•	Employment agreements — to provide specific total compensation terms in situations of involuntary termination or constructive dismissal.

The elements of compensation for NEOs other than Messrs. Harper and Jarvis are similar to those described above, except they are not eligible for Enbridge performance stock options. In addition, with the exception of

Messrs. Harper and Jarvis, no other NEOs have employment agreements. The HRC Committee makes determinations as to whether the enterprise-wide performance goals have been achieved, approves business unit results and makes adjustments as necessary to more accurately reflect whether those goals have been met or exceeded. For example, the HRC Committee may determine to disregard the impacts of certain long-term financing activities on cash flow when determining whether certain goals have been met.

Base Salary

Base salary for the NEOs reflects a balance of market conditions, role, individual competency and attraction and retention considerations and takes into account compensation practices at peer companies of Enbridge. Increases in base pay for all NEOs are based primarily on competitive considerations.

Short-Term Incentive Plan

The Enbridge short-term incentive plan, or STIP, is designed to provide incentive for and to reward the achievement of goals that are aligned with the Enbridge annual business plan. The target short-term incentive reflects the level of responsibility associated with the role and competitive practice and is expressed as a percentage of base salary. Actual incentive awards can range from zero to two times the target. Awards under the plan are based on performance relative to goals achieved at the Enbridge corporate level, business unit level and individual level. Performance relative to goals in each of these areas is reflected on a scale of zero to two; zero indicates performance was below threshold levels, one indicates that goals were achieved and two indicates that performance was exceptional.

The following is a summary for 2016 of the incentive targets, payout range, and relative weightings between the Enbridge corporate, business unit and individual performance:

	Target STIP%(1)	Pay Out Range	Relative Weighting
			Corporate	Business Unit	Individual
Mark A. Maki President, Principal Executive Officer and Director	40%	0 – 80%	33%	43%	24%
Stephen J. Neyland Vice President – Finance (Principal Financial Officer)	35%	0 – 70%	25%	50%	25%
C. Gregory Harper Executive Vice President – Gas Pipelines & Processing	65%	0 – 130%	25%	50%	25%
D. Guy Jarvis Executive Vice President – Liquids Pipelines and Director	75%	0 – 150%	25%	50%	25%
Bradley F. Shamla Vice President – Liquids Pipelines, Operations	35%	0 – 70%	25%	50%	25%

(1)	All values are expressed as percentages of base salary.

The overall performance multiplier and STIP are calculated as follows:

Performance multiplier	STIP
Corporate target incentive opportunity x (0 – 2) + Business unit target incentive opportunity x (0 – 2) + Individual target incentive opportunity x (0 – 2) = Overall performance multiplier (0 – 2)	Base Salary $ x Target STIP % x Overall performance multiplier (0 – 2) = $ Short term incentive award

Enbridge Corporate Performance

Corporate performance was measured by available cash flow from operations per share, or ACFFO, in 2016. This is a metric that provides enhanced transparency of Enbridge’s cash flow growth and increased comparability of results relative to peers and ensures full value recognition for Enbridge’s superior assets, growth and commercial arrangements.

The ACFFO metric represents a significant component of the named executives’ short-term incentive award at 25%. For incentive compensation purposes, Enbridge’s 2016 ACFFO payout range was $3.80 Canadian Dollars, or CAD, per share to $4.32 CAD per share, as approved by the Enbridge HRC Committee prior to the start of 2016. Adjustments are made to ensure the result is a fair reflection of performance, including adjustments for weather normalization, project development and transaction costs, realized inventory revaluation allowance, employee severance and restructuring costs, and other miscellaneous items. For incentive purposes, ACFFO also excludes the impact of certain long-term financing activities on cash flow. The corporate multiplier ranges from 0 to 2.0, with 1.0 meaning that the performance measure was met. To align with cost savings measures undertaken in 2016, the corporate multiplier was reduced by 0.05. The 2016 adjusted corporate STIP performance multiplier is 1.50.

Enbridge Business Unit Performance

Business unit performance measures vary among the NEOs to reflect the annual business plans and operations for which each NEO is accountable. Performance is measured against targets that are established at the beginning of the year. The business performance measure for each NEO is designed to reflect his multiple responsibilities at Enbridge. The weightings by unit for each NEO is calculated as follows:

Business Unit	Mark A. Maki	Stephen J. Neyland	C. Gregory Harper	D. Guy Jarvis	Bradley F. Shamla
Gas Pipelines and Processing – Midcoast Operating			50%
Gas Pipelines and Processing – Shared Services	90%	100%
Gas Pipelines and Processing – Canada & Joint Ventures			50%
Liquids Pipelines				87%	100%
Major Projects				13%
Corporate	10%

The detailed business unit performance measures which determine the business unit multipliers upon which the NEO’s STIP is calculated are included in the following tables. They reflect rounding and range from 0 to 2.0, with 1.0 meaning that the target performance measure was met. The business units include us, but also include portions of other Enbridge businesses. To align with cost savings measures undertaken in 2016, all business unit multipliers were reduced by 0.05.

Gas Pipelines & Processing — Midcoast Operating
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted Multiplier
Safety, Operations & Integrity	35%	Health and Safety Training Safety Observations Incident Investigation Action Items Total Recordable Injury Frequency Operational Risk Assessment – Inspections Operational Risk Reduction – Safety Audit Items Process Safety Incident Frequency	4% 4% 4% 8% 5% 4% 6%	1.77	0.62
Financial	40%	Midcoast Distributable Cash Flow Offshore Earnings before Interest and Taxes	25% 15%	2.00	0.80
Commercial	20%	Midcoast 5 Year Cumulative EBITDA Midcoast 2017 Minimum EBITDA Non-MOLP Capital Committed	10% 5% 5%	1.15	0.23
Employee Development	5%	Career Development Discussions	5%	2.00	0.10
Less: Management Adjustment					0.05
Business Unit Performance Multiplier					1.70

Gas Pipelines & Processing — Shared Services
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted Multiplier
Safety, Operations & Integrity	35%	Health and Safety Training Safety Observations Incident Investigation Action Items Total Recordable Injury Frequency Operational Risk Assessment – Inspections Operational Risk Reduction – Safety Audit Items Process Safety Incident Frequency	4% 4% 4% 8% 5% 4% 6%	1.77	0.62
Financial	40%	US Liquids Earnings before Interest and Taxes Midcoast Distributable Cash Flow Offshore EBIT Earnings before Interest and Taxes	16% 18% 6%	1.90	0.76
Commercial	20%	Midcoast 5 Year Cumulative EBITDA Midcoast 2017 Minimum EBITDA Non-MOLP Capital Committed	10% 5% 5%	1.15	0.23
Employee Development	5%	Career Development Discussions	5%	2.00	0.10
Less: Management Adjustment					0.05
Business Unit Performance Multiplier					1.66

Gas Pipelines & Processing — Canada & Joint Ventures
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted Multiplier
Safety, Operations & Integrity	35%	Health and Safety Training Safety Observations Incident Investigation Action Items Total Recordable Injury Frequency Operational Risk Assessment – Inspections Operational Risk Reduction – Safety Audit Items Process Safety Incident Frequency	4% 4% 4% 8% 5% 4% 6%	1.77	0.62
Financial	35%	Canadian Midstream Earnings before Interest and Taxes Alliance Earnings before Interest and Taxes Aux Sable Earnings before Interest and Taxes General & Administrative Costs	13% 10% 7% 5%	2.00	0.70
Commercial	25%	Tupper Plants 2016 EBITDA 5 Year Cumulative EBITDA 2017 Minimum EBITDA	5% 10% 10%	0.64	0.16
Employee Development	5%	Career Development Discussions	5%	2.00	0.10
Less: Management Adjustment					0.05
Business Unit Performance Multiplier					1.53

Liquids Pipelines
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted
Safety and Operational Reliability	40%	Safety Observations & Training Employee Total Recordable Injury Frequency Contractor Total Recordable Injury Frequency Incident Investigations & Inspections Significant Releases Mainline Integrity Reliability Facilities Integrity Reliability	6% 4% 4% 6% 8% 6% 6%	1.60	0.64
Maximize Financial Performance	40%	Liquids Earnings before Interest and Taxes	40%	1.21	0.48
Drive for Excellence	20%	Employee Engagement Stakeholder Alignment Project Implementation	10% 5% 5%	1.75	0.35
Less: Management Adjustment					0.05
Business Unit Performance Multiplier					1.42

Major Projects
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted
Safety and Operational Reliability	20%	Safety Observations Incident Investigations & Inspections Total Recordable Injury Frequency Contractor Safety Audit Items	4% 4% 8% 4%	1.20	0.24
Operational	40%	Environmental Incidents Quality Projects Delivered on Time Seamless Project Integration	10% 15% 10% 5%	1.63	0.65
Financial	35%	Projects Delivered on Budget Projects Delivered on Time Cash Flow Forecast Accuracy	15% 10% 10%	1.49	0.52
Workforce	5%	Quality Management Plans	5%	2.00	0.10
Less: Management Adjustment					0.05
Business Unit Performance Multiplier					1.46

Corporate
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted Multiplier
Safety, Operations & Integrity	10%	Health and Safety Training Safety Observations Incident Investigation Action Items Total Recordable Injury Frequency	2% 2% 3% 3%	1.92	0.19
Safety Performance: Other BUs	5%	Average Multiplier of other BU's Safety Performance	5%	1.53	0.08
Financial	65%	Corporate Office Cost Containment	65%	1.75	1.13
Employee Development	10%	Completion of Development Plan Career Development Discussions	5% 5%	1.00	0.10
Other BU's Non-Financial Performance	10%	Average Multiplier of other BU's Non-FinancialPerformance	10%	1.46	0.15
Less: Management Adjustment					0.05
Business Unit Performance Multiplier					1.60

Individual Performance

Each of the NEOs establishes individual goals at the beginning of each year by which individual performance is measured. These goals are based on areas of strategic and operational emphasis related to their respective portfolios, development of succession candidates, employee engagement, community involvement and leadership. Individual performance ratings are recommended to the HRC Committee by the President & Chief Executive Officer of Enbridge for Messrs. Harper and Jarvis. The individual performance ratings for the remaining NEOs are recommended by their supervisors to the Enbridge executive leadership team, including the President & Chief Executive officer of Enbridge.

Summary of 2016 Performance Multipliers

The following table summarizes the corporate, business unit and individual performance multipliers for each NEO, associated weights and overall performance multiplier result:

NEO	Corporate Performance (a) (Weight x Multiplier)	Business Unit Performance (b) (Weight x Multiplier)	Individual Performance (c) (Weight x Multiplier)	Overall Performance Multiplier (a+b+c)
Mark A. Maki	33% x 1.50 = 0.50	43% x 1.65 = 0.70	24% x 1.70 = 0.41	1.61
Stephen J. Neyland	25% x 1.50 = 0.38	50% x 1.66 = 0.83	25% x 1.65 = 0.41	1.62
C. Gregory Harper	25% x 1.50 = 0.38	50% x 1.62 = 0.81	25% x 1.65 = 0.41	1.60
D. Guy Jarvis	25% x 1.50 = 0.38	50% x 1.43 = 0.71	25% x 1.75 = 0.44	1.53
Bradley F. Shamla	25% x 1.50 = 0.38	50% x 1.42 = 0.71	25% x 1.60 = 0.40	1.49

Based on the overall performance multiplier determined from the above table, short term incentive awards for the NEOs were calculated as follows:

NEO	Base Salary (a)	Target (b)	Overall Performance Multiplier (c)	Calculated STIP(1) = (a) x (b) x (c)	Actual STIP(1)
Mark A. Maki(2)	$ 278,444	40%	1.61	$ 179,318	$ 179,600
Stephen J. Neyland	270,144	35%	1.62	153,172	192,937
C. Gregory Harper	424,300	65%	1.60	441,272	440,583
D. Guy Jarvis(2)	452,880	75%	1.53	519,680	518,269
Bradley F. Shamla	275,561	35%	1.49	143,705	143,224

(1)	Calculated and actual results may vary from mathematical results due to rounding and/or discretionary adjustments.
(2)	The dollar amounts presented for Messrs. Jarvis and Maki have been converted from CAD to United States dollars, or USD, using the average exchange rate for 2016 of $1.3248 CAD = $1 USD.

The calculated STIP may be adjusted for Messrs. Harper and Jarvis by a recommendation of the President & Chief Executive Officer of Enbridge to the HRC Committee, which must approve any such recommendation. Any adjustment for the remaining NEO’s would be reviewed by the executive leadership team of Enbridge, including the President & Chief Executive Officer of Enbridge. Enbridge’s President & Chief Executive Officer approves the awards on an enterprise-wide basis.

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

NEO	Target Medium & Long-term Incentives	Amount Each Plan Contributes to Total Target Grant
		Enbridge Performance Stock Units	MEP Performance Stock Units	Enbridge Performance Stock Options(1)	Enbridge Incentive Stock Options
Mark A. Maki	85.0%	25.5%	—	—	59.5%
Stephen J. Neyland	70.0%	12.6%	28.0%	—	29.4%
C. Gregory Harper	200.0%	30.0%	80.0%	60.0%	30.0%
D. Guy Jarvis	250.0%	87.5%	—	75.0%	87.5%
Bradley F. Shamla	70.0%	21.0%	—	—	49.0%

(1)	Performance stock options are granted approximately once every five years to Enbridge executive officers only, and they are intended to cover a five year period. The above table displays the intended annualized value. The last regular performance stock option grant was in 2012, which was intended to provide annual value over the period from 2012 to 2016; however, Mr. Harper was provided an initial grant of performance stock options upon his hire in 2014 to cover the period from 2014 to 2016.

With the exception of Messrs. Harper and Jarvis, actual award values, expressed as a percentage of base salary, range between 0% and 180% of the target medium and long-term incentive opportunity, based on individual performance history, succession potential, retention considerations and market competitiveness. Discretionary adjustments may also be considered.

Enbridge

Enbridge has four plans that make up its medium and long-term incentive program for our named executives:

•	A Performance Stock Unit Plan (2007), or PSUP, which includes three-year phantom shares with performance conditions that impact payout;
•	A Performance Stock Option Plan (2007), or PSOP, which includes eight-year stock options to acquire Enbridge common shares with performance and time vesting conditions;
•	An Incentive Stock Option Plan (2007), or ISOP, which includes 10-year stock options to acquire Enbridge common shares with time vesting conditions; and
•	A Restricted Stock Unit Plan (2006), or RSUP, which includes 35-month phantom shares with time vesting conditions.

Only the Enbridge Executive Leadership Team, which includes Messrs. Harper and Jarvis, are eligible to receive grants under the PSOP.

In 2014 upon hire, Mr. Harper received a one-time discretionary restricted stock unit, or RSU, grant which includes 35-month phantom shares with time vesting conditions. This was a one-time grant outside of his normal targets of medium and long-term incentives. Mr. Harper is the only NEO who received an RSU grant.

MEP

MEP has an additional plan that makes up its medium and long-term incentive program for senior management, for which the NEOs may be eligible:

•	A Long-term Incentive Plan, or LTIP, which includes restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights with performance conditions that impact payout. Beginning in 2015, MEP issued performance stock units, or PSUs, under this plan.

Enbridge Plans

PSUP

The PSUP is a three-year performance-based unit plan. PSUs vest at the end of a three year performance period that begins on January 1 of the year granted and during the term the PSUs are outstanding, a liability and expense are recorded by Enbridge based on the number of PSUs outstanding (including additional PSUs resulting from reinvesting dividends) and the current market price of an Enbridge common share with an assumed performance multiplier that is determined quarterly based on progress towards achieving the established performance criteria, until the end of the performance period at which point the performance multiplier is known. PSUs do not involve the issuance of any shares of common stock of Enbridge. Notional dividends are paid on the PSUs which are invested in additional PSUs at the then current market price for one share of Enbridge common stock, which are not included in the estimated future payout amounts for purposes of calculating grant date fair value, but have been included in the compensation associated with stock awards in the Summary Compensation Table.

The initial value of each of these PSUs on the grant date is equivalent to the volume weighted average closing price of one Enbridge common share as quoted on the TSX or NYSE for the 20 trading days immediately preceding the start of the performance period. Performance measures and targets are established at the start of the term to reflect levels of performance that would be considered weak, average or exceptional. Achievement of the performance targets can decrease or increase the final award value in a range of 0% to 200%. The target level at which PSUs are issued represents 100% of the number of PSUs initially granted and attainment of the established performance criteria. Payments under the PSUP may be increased up to 200% of the original award when Enbridge exceeds the established targets. If Enbridge fails to meet threshold performance levels, no payments are made under the PSUP. Awards are granted annually and paid in cash at the end of a three-year term based on two performance criteria that were established for the grant: For the 2016 grant, these measures are ACFFO growth and relative risk-adjusted total shareholder return, or risk-adjusted TSR, each of which are weighted at 50%. For the 2015 and 2014 grants, the performance measures were EPS and relative price to earnings ratio, or P/E Ratio, each of which were weighted at 50%.

ACFFO growth is a measure that represents a commitment to Enbridge shareholders to achieve operating cash flow growth that meets or exceeds the average industry rates forecast at the time of grant, demonstrate ability to deliver on its growth plan and continue dividend increases. The ACFFO growth required to achieve a two multiplier (the maximum) would demonstrate achievement of compound annual growth consistent with exceptional industry growth rate and would represent exceptional performance to the investment community.

Risk-adjusted TSR is total shareholder return divided by volatility over the measurement period and is used to compare Enbridge against its performance peers. Enbridge strongly believes risk-adjusted TSR resonates with the investor value proposition of strong, consistent total returns over the long term. Performance below the 25th percentile results in a multiplier of zero, performance at the median results in a multiplier of one, and performance above the 75th percentile results in a multiplier of two. Multipliers for performance between these anchors will be determined through linear interpolation. The following table presents the comparative group for risk-adjusted TSR for the 2016 grant:

Risk-adjusted TSR – Comparative Group of Companies

Canadian Utilities Limited	NiSource Inc.
Dominion Resources	ONEOK, Inc.
DTE Energy Company	Pembina Pipeline Corporation
Energy Transfer Equity	PG&E Corporation
Enterprise Products Partners, L.P.	Plains All American Pipeline, L.P.
Fortis Inc.	Sempra Energy
Inter Pipeline Ltd.	Spectra Energy Corp.
Kinder Morgan, Inc.	TransCanada Corporation
Magellan Midstream Partners, L.P.	Williams Companies, Inc.

This peer group of companies was selected because they are all capital market competitors of Enbridge, have a similar risk profile and are in a comparable sector. The peer group used to measure relative risk-adjusted TSR is reviewed annually. The 2016 peer group was amended to remove those no longer applicable due to acquisition or restructuring.

PSOP

PSOs align the Enbridge executive leadership team, including Messrs. Harper and Jarvis, with its shareholders by tying vesting to the achievement of defined performance criteria. Once the performance hurdles are met, exercisability is subject to time requirements. Enbridge grants performance stock options to its executives approximately every five years with eight year terms that become exercisable over a period of five years at a rate of 20% per year provided the performance criteria are met. The approach used to determine the common share price hurdles was determined from the Enbridge long-range plan which is integrated with the strategic growth plans of Enbridge and historic industry P/E Ratio information.

Enbridge granted performance stock options to Mr. Jarvis in 2012. The performance criteria for the 2012 performance stock options vest in equal annual installments over five years, subject to Enbridge common share price hurdles of $48.00 CAD, $53.00 CAD and $58.00 CAD on the Toronto Stock Exchange, or TSX, weighted at 40%, 40% and 20%, respectively, which must be met by February 2019. As of December 31, 2016, all three of the Enbridge common share price targets have been met, therefore 80% of the grant is exercisable. For clarity, the following table further describes the vesting provisions and performance criteria of the performance stock option grant:

	% Vested
Share price(1)	Year 1 (20%time vested)	Year 2 (40%time vested)	Year 3 (60%time vested)	Year 4 (80%time vested)	Year 5 (100%time vested)
Less than $48 (0% performance vested)	0%	0%	0%	0%	0%
Greater than $48 but less than $53 (40% performance vested)	8%	16%	24%	32%	40%
Greater than $53 but less than $58 (80% performance vested)	16%	32%	48%	64%	80%
Greater than $58 (100% performance vested)	20%	40%	60%	80%	100%

Attribution	Year 1	Year 2	Year 3	Year 4	Year 5
Intended annual value	20% of grant value	20% of grant value	20% of grant value	20% of grant value	20% of grant value

(1)	The weighted average trading price in CAD over a period of 20 consecutive trading days. The grant price was $39.34 CAD.

Enbridge granted performance stock options to Mr. Harper in 2014 in conjunction with his employment with Enbridge to cover the period from 2014 to 2016. The performance criteria for Mr. Harper’s 2014 performance stock options vest in equal annual installments over four years (normally over five years), subject to Enbridge common share price hurdles of $53.00 CAD and $58.00 CAD on the Toronto Stock Exchange, or TSX, weighted at 60% and 40%, respectively, which must be met by February 2019. As of December 31, 2016, both of the Enbridge common share price targets for the 2014 grant have been met, therefore 50% of the grant is exercisable. For clarity, the following table further describes the vesting provisions and performance criteria of Mr. Harper’s 2014 performance stock option grant:

	% Vested
Share price(1)	Year 1 (25%time vested)	Year 2 (50%time vested)	Year 3 (75%time vested)	Year 4 (100%time vested)
Less than $53 (0% performance vested)	0%	0%	0%	0%
Greater than $53 but less than $58 (60% performance vested)	15%	30%	45%	60%
Greater than $58 (100% performance vested)	25%	50%	75%	100%

Attribution	Year 1	Year 2	Year 3	Year 4
Intended annual value	33% of grant value	33% of grant value	34% of grant value	0% of grant value

(1)	The weighted average trading price in CAD over a period of 20 consecutive trading days. The grant price was $48.81 CAD.

ISOP

The ISOP provides regular stock options that focus the Enbridge executives on increasing shareholder value over the long-term through common share price appreciation. Stock options are granted annually to Enbridge executives entitling them to acquire Enbridge common shares at a price defined at the time of grant. These options become exercisable over a period of four years at a rate of 25% per year, and the term of each grant is ten years.

If an option is awarded at a time when a blackout period is in effect, the grant price and grant date of the option will be set on the sixth trading day following the termination of the blackout period, and will not be less than 100% the fair market value as of grant date (the weighted average trading price of an Enbridge common share on the TSX or NYSE for the five trading days immediately preceding grant date.) During 2016, each of the NEOs received grants of Enbridge incentive stock options where one option is equivalent to one share of Enbridge common stock.

RSUP

The RSUP is a plan that awards RSUs which have the same value as a common share of Enbridge stock, but are not traded in external financial markets. Throughout the term, units are added to the grants as if dividends were received and reinvested into additional units based on the actual dividend rate for common shares of Enbridge stock. At the end of the 35-month term, the units are paid in cash based on the weighted average price of an Enbridge common share on the NYSE for 20 trading days prior to the end of the term. Due to a one-time RSU grant made upon hire, Mr. Harper is the only NEO that participates in this plan.

LTIP

In 2015 and 2016, under the LTIP, MEP issued PSUs tied to MEP’s publicly traded Class A common units, similar to Enbridge’s PSUP. Performance measures and targets are established at the start of the term to reflect levels of performance that would be considered weak, average or exceptional. The provisions governing PSUs issued under the LTIP are consistent with those of Enbridge PSUs with the exception of the performance measures used. Achievement of the performance targets can decrease or increase the final award value in a range of 0% to 200%. PSUs issued under the LTIP do not involve the issuance of any MEP units. Throughout the term, units are added to the grants as if cash distributions were received and reinvested into additional units based on the actual cash distribution rate for MEP units. Awards are granted annually and paid in cash at the end of a three-year term based on two performance criteria that were established for the grant: for the 2016 grant, these measures are distributable cash flow per unit (DCF) growth and reduction in relative yield (Yield Ratio), each of which are weighted at 50%.

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

The second performance criterion is the Yield Ratio, which is a measure of how effective MEP is at deploying capital and growing cashflow and the underlying business relative to a selected comparative group of companies. A reduction in yield, relative to peers, represents improvement in both areas. The following table presents the comparative group for the Yield Ratio:

Yield Ratio – Comparative Group of Companies

Arc Logistics Partners, L.P.
American Midstream Partners, L.P.	Global Partners, L.P.
Azure Midstream Partners, L.P.	Martin Midstream Partners, L.P.
Crestwood Midstream Partners, L.P.	Rose Rock Midstream Partners, L.P.
DCP Midstream Partners, L.P.	Southcross Energy Partners, L.P.
Enable Midstream Partners, L.P.	Summit Midstream Partners, L.P.
EnLink Midstream Partners, L.P.	Targa Resources Partners, L.P.

This peer group of companies was selected because they are all U.S. gas gathering and processing MLPs whose strategies involve organic growth or drop-downs from general partners, similar to MEP. The peer group used to measure yield ratio is reviewed annually. The 2016 peer group was amended to remove those no longer applicable due to acquisition or restructuring.

The board of directors of MEP’s General Partner has the authority to approve any amendments to the performance measures, the expected levels of performance and term. Additionally, the board of directors of MEP’s General Partner has the authority to waive restrictions with respect to participation in the LTIP or the maturity of grants under the LTIP for any specific participants.

Due to a material deterioration in market fundamentals, and in consideration for the fact that the majority of peers in the MEP performance stock unit plan provide restricted stock units instead of performance stock units within their plans, a minimum payout of 0.5x was established. This minimum payout is applicable only to the 2016 grant.

On January 27, 2017 MEP announced that it had entered into a merger agreement with our General Partner, whereby our General Partner will acquire all of the outstanding common units not already held by our General Partner, us or our affiliates. As a result of the merger, other than grants previously provided in 2016 and 2015, no further grants under the LTIP will be made.

Service Agreements and Allocation of Compensation to the Partnership

As discussed above, our General Partner, Enbridge Management and affiliates of Enbridge provide managerial, administrative, and operational and director services to us pursuant to service agreements and we reimburse them for the costs of such services. Through an operational services agreement among Enbridge, affiliates of Enbridge and us, we are charged for the services of executive management resident in Canada, including the services of Messrs. Jarvis and Maki (for the portion of 2016 that he was resident in Canada). Through a general and administrative services agreement among us, our General Partner, Enbridge Management and Enbridge Employee Services, Inc., a subsidiary of our General Partner, which we refer to as EES, we are charged for the services of executive management resident in the United States, including Messrs. Harper, Maki (for the period prior to October 10, 2016 when he was resident in the United States), Neyland and Shamla. Certain Relationships and Related Transactions, and Director Independence — Other Related Party Transactions for a discussion of these two agreements.

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

The compensation of our NEOs included in the tables below is established by Enbridge as described above. We selected our three most highly compensated executives (other than our principal executed officer and our principal financial officer) based on current estimates regarding the amount of time such executives devoted to us. We have included in the following tables the full amount of compensation and related benefits provided for each of the NEOs together with an estimate of the approximate time spent by each NEO on our behalf and the estimated amount of compensation cost allocated to us for the years ended December 31, 2016, 2015 and 2014, as applicable. Since the amount of NEO compensation allocated to us is based on estimates of time spent on our behalf by the particular NEO, the compensation amounts allocated to us as presented below may not reflect the actual amount of compensation allocated to us for each particular NEO.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards(1) ($) (e)	Option Awards(2) ($) (f)	Non-Equity Incentive Plan Compensation(3) ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation(4) ($) (i)	Total ($) (j)	Approximate Percentage of Time Devoted to Enbridge Energy Partners, L.P. (%)	Approximate Amount Allocated to Enbridge Energy Partners, L.P. ($)
Mark A. Maki(5) President, Principal Executive Officer and Director	2016 2015 2014	348,534 366,649 361,529	460,592 129,831 592,158	443,244 397,563 392,221	179,600 197,729 164,251	377,000 (247,000) 1,326,000	291,071 40,227 50,872	2,100,041 884,999 2,887,031	90 90 90	1,890,037 796,499 2,598,328
Stephen J. Neyland Vice President – Finance (Principal Financial Officer)	2016 2015 2014	270,144 268,497 260,718	246,260 99,320 384,811	216,012 225,871 238,549	192,937 127,881 122,234	193,000 11,000 523,000	35,001 38,040 38,175	1,153,354 770,609 1,567,487	80 90 90	922,683 693,548 1,410,738
C. Gregory Harper(6) Executive Vice President – Gas Pipelines & Processing	2016	424,300	916,722	326,777	440,583	204,000	113,950	2,426,332	35	849,216
D. Guy Jarvis(7) Executive Vice President – Liquids Pipelines and Director	2016 2015 2014	443,615 426,718 463,867	1,453,975 494,158 1,311,835	552,107 546,466 651,694	518,269 405,332 421,236	694,000 (266,000) 902,000	80,636 88,473 99,144	3,742,602 1,695,147 3,849,776	30 30 30	1,122,781 508,544 1,154,933
Bradley F. Shamla Vice President – Liquids Pipelines, Operations	2016 2015 2014	275,561 273,881 266,630	282,075 123,435 469,675	278,249 266,749 318,858	143,224 135,990 126,323	401,000 (380,000) 831,000	49,636 61,271 70,053	1,429,745 481,326 2,082,539	75 75 75	1,072,309 360,995 1,561,904

(1)	The compensation expense is associated with PSUs granted on January 1 in 2016, 2015 and 2014 under the PSUP for each NEO. PSUs granted on January 1 in 2016 and 2015 under the LTIP for Messrs. Harper and Neyland and RSUs, awarded in January 2014, with respect to Mr. Harper, that are reflected in this column represent one-third of the market value for each year the PSUs are outstanding. The PSUs are measured based on the number of respective units granted, dividends reinvested, cliff-vested, the actual or forecast performance multiplier (RSUs do not have performance multipliers used in determining the payout amount). PSUs and RSUs are priced at the date of grant revalued each quarter using the 20 day weighted average share price preceding the last day of the quarter. For example, 2016 includes one-third of the market values for PSUs issued in 2016, 2015 and 2014 under the PSUP, one-third of the market values for PSUs issued in 2016 and 2015 under the LTIP and one-third of the market values for RSUs issued in 2014. In 2016, the compensation expense recorded for PSUs granted in 2016, 2015 and 2014 include performance multipliers for the years 2016 through 2014, which are estimated based upon the expected or achieved levels of performance in relation to established targets for each year. For years prior to the year a payout is made, a performance multiplier is forecast based upon the progress made in attaining the established performance criteria unless the actual multiplier has been determined. Refer also to Footnote 2 of the Grants of Plan — Based Awards table for additional discussion regarding the PSUs. The grant date fair value for each PSU and RSU grant represents the weighted average closing price of an Enbridge common share as quoted on the NYSE for the USD denominated PSUs and the Toronto Stock Exchange, or TSX, for CAD denominated PSUs for the 20 consecutive days prior to the grant date of January 1 of each year. The grant date fair value for each PSU granted under the LTIP represents the weighted average closing price of an MEP common unit as quoted on the NYSE for the 20 consecutive days prior to the grant date of January 1 of each year. RSUs were granted at a grant price of $41.65 in 2014. Compensation expense as reported in the Summary Compensation Table above for Stock Awards has been determined using the following assumptions:

PSU Grant Date Fair Market Value Prices	2016	2015	2014
Enbridge (20-day average before January 1 of listed year) USD (NYSE)	$31.85	$49.87	$41.65
Enbridge (20-day average before January 1 of listed year) CAD (TSX)	$43.81	$56.99	$44.30
MEP (20-day average before January 1 of listed year) USD (NYSE)	$7.98	$14.10	N/A

Revaluation Date	Mar-31	Jun-30	Sep-30	Dec-31
2014 – 2016 EI Grants
20-day volume weighted average USD (NYSE)	$37.19	$41.54	$43.65	$42.24
20-day volume weighted average CAD (TSX)	$49.41	$53.34	$56.26	$56.27
Quarterly average $1CAD to USD exchange rates	$1.3717	$1.2883	$1.3049	$1.3340
2014 PSUs assumed performance multiplier	1.77	1.77	1.77	1.77
2015 PSUs assumed performance multiplier	2.00	2.00	2.00	2.00
2016 PSUs assumed performance multiplier	1.50	1.50	1.50	1.50
2015 – 2016 MEP Grants
20-day volume weighted average USD (NYSE)	$4.41	$8.67	$8.67	$6.88
2015 PSUs assumed performance multiplier	1.00	1.00	1.00	0.25
2016 PSUs assumed performance multiplier	1.00	1.00	1.00	1.25

(2)	Under the authoritative accounting provisions for share-based payments, the annual expenses for option awards that are granted under the ISOP and the PSOP are determined by computing the fair value of the options on the grant date using the Black-Scholes option pricing model. Enbridge granted PSOs to Mr. Harper during 2014. The following assumptions were used in computing the fair value of the options on the grant date for the respective option pricing model employed and the indicated year:

	ISOP			PSOP
Assumption	2016	2015	2014	2016	2015	2014
Expected option term in years (USD)	6	6	6	N/A	N/A	N/A
Expected volatility (USD)	28.17%	22.36%	20.07%	N/A	N/A	N/A
Expected dividend yield (USD)	4.44%	3.20%	2.87%	N/A	N/A	N/A
Risk-free interest rate (USD)	1.55%	1.81%	1.90%	N/A	N/A	N/A
Expected option term in years (CAD)	6	6	6	N/A	N/A	6.5
Expected volatility (CAD)	23.67%	19.46%	17.07%	N/A	N/A	15.00%
Expected dividend yield (CAD)	4.44%	3.20%	2.87%	N/A	N/A	2.80%
Risk-free interest rate (CAD)	0.71%	0.87%	1.76%	N/A	N/A	1.70%
The fair value of options granted as computed using the above assumptions is expensed over the shorter of the vesting period for the options and the period to early retirement eligibility. The exercise price and fair value information for all option grants has been converted to USD using the exchange rates as set forth in the tables below.

	ISOP			PSOP
	2016	2015	2014	2016	2015	2014
Exercise price in CAD (TSX)	$44.06	$59.08	$48.81	N/A	N/A	48.81
Grant date exchange rate for $1 USD	$1.3523	$1.2535	$1.1057	N/A	N/A	1.1057
Exercise price in USD (NYSE)	$32.56	$47.41	$44.09	N/A	N/A	44.14
Vesting period in years	4	4	4	N/A	N/A	4
Option fair value on grant date in CAD	$7.05	$6.64	$6.03	N/A	N/A	5.77
Option fair value on grant date in USD	$6.92	$7.10	$6.68	N/A	N/A	5.22
Average year outstanding exchange rate for $1 USD	N/A	N/A	N/A	N/A	N/A	1.1055
(3)	Non-equity incentive plan compensation represents awards that are paid in February of each year for amounts that are earned in the immediately preceding fiscal year under the Enbridge STIP as discussed in the above Compensation Discussion and Analysis.
(4)	The table which follows labeled “All Other Compensation” sets forth the elements comprising the amounts presented in this column.
(5)	Effective October 10, 2016, Mr. Maki is compensated by Enbridge in CAD, which has been converted to USD using the weighted average exchange rate for the year ended December 31, 2016 of $1.3248 CAD to $1.00 USD.
(6)	Compensation is provided for each year in which the individual was a NEO. Mr. Harper’s was not a NEO for the years ended December 31, 2015 and 2014.
(7)	Mr. Jarvis is compensated by affiliates of Enbridge in CAD, which has been converted to USD using the weighted average exchange rates for the entire year ended December 31, 2016, 2015 and 2014 of $1.3248 CAD to $1.00 USD, $1.12787 CAD to $1.00 USD and $1.1045 CAD to $1.00 USD, respectively. The costs associated with the PSUs and options that Mr. Jarvis was granted in 2016, 2015 and 2014 were borne by Enbridge and other affiliates where they are also officers. We are allocated a portion of the remaining elements of Mr. Jarvis’ compensation pursuant to the terms of the Operational Services Agreement among Enbridge, Enbridge Operational Services, Inc., or EOSI, and Enbridge Pipelines, both subsidiaries of Enbridge.

ALL OTHER COMPENSATION
(For the years ended December 31, 2016, 2015 and 2014)

Name	Year	Flexible Benefits(1) $	401(k) Matching Contributions(2) $	Other Benefits(3) $	Total
Mark A. Maki(4)	2016 2015 2014	19,264 20,000 20,000	13,250 13,250 13,000	258,557 6,977 17,872	291,071 40,227 50,872
Stephen J. Neyland	2016 2015 2014	20,000 20,000 20,000	12,988 13,250 13,000	2,013 4,790 5,175	35,001 38,040 38,175
C. Gregory Harper(5)	2016	35,000	13,250	65,700	113,950
D. Guy Jarvis(6)	2016 2015 2014	43,151 50,510 58,138	— — —	37,485 37,963 41,006	80,636 88,473 99,144
Bradley F. Shamla	2016 2015 2014	20,000 20,000 20,000	13,248 13,250 13,000	16,388 28,021 37,053	49,636 61,271 70,053

(1)	Flexible benefits for our U.S.-domiciled NEOs represent a perquisite allowance that is paid in cash as additional compensation. Our NEOs domiciled in Canada also receive flexible benefits based on their family status and base salary. For our NEOs that are domiciled in Canada, the flexible benefits can be used to purchase additional benefits or paid in cash and they may receive up to 2.5% of base salary in matching contributions towards their flexible benefits if they make contributions into their Savings Plan to purchase Enbridge common shares.
(2)	Our NEOs that are domiciled in the United States and participate in the Enbridge Employee Services, Inc. Savings Plan, referred to as the 401(k) Plan, may contribute up to 50% of their base salary, which is matched up to 5% by Enbridge. Both individual and matching contributions are subject to limits established by the Internal Revenue Service. Enbridge contributions are used to purchase Enbridge common shares at market value and employee contributions may be used to purchase Enbridge common shares or 21 designated funds.
(3)	Other benefits include parking, relocation, fitness, health assessments and vacation not taken and paid out in cash for our U.S. NEOs. Other benefits for our Canadian NEOs include executive medical, parking, relocation, gifts and awards and vacation not taken and paid out in cash. Messrs. Maki and Shamla's 2016 amounts include relocation benefits of $255,777 and $16,388, respectively. Mr. Harper’s 2016 amount also includes a cash award of $63,000 to partially replace the value lost from long-term incentives of his former employer.
(4)	Effective October 10, 2016, Mr. Maki is compensated by Enbridge in CAD, which has been converted to USD using the weighted average exchange rate for the year ended December 31, 2016 of $1.3248 CAD to $1.00 USD.
(5)	Compensation is provided for each year in which the individual was a NEO. Mr. Harper’s was not a NEO for the years ended December 31, 2015 and 2014.
(6)	The amounts reported in this table for Mr. Jarvis, who is domiciled in Canada, has been converted from CAD to USD using the average exchange rate for the years ended December 31, 2016, 2015 and 2014 of $1.3248 CAD to $1.00 USD, $1.2787 CAD to $1.00 USD and $1.1045 CAD to $1.00 USD, respectively.

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

The PSUs are granted to the NEOs pursuant to the PSUP and LTIP. Stock options are granted pursuant to the ISOP. Awards under these plans provide long-term incentive and are administered by the HRC Committee of Enbridge. The PSUs and stock options granted in 2014 through 2016 to our U.S. domiciled NEOs are denominated in USD while those granted to NEOs domiciled in Canada are denominated in CAD. The three tables which follow set forth information concerning PSUs and stock options granted during the year ended December 31, 2016, outstanding at December 31, 2016 and the number of awards vested and exercised during the year ended December 31, 2016 by each of the NEOs.

GRANTS OF PLAN-BASED AWARDS

Name (a)	Plan Name (b)	Approval Date (b)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying Options(3) (#) (j)	Exercise or Base Price of Option Awards(3) ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards(3) ($) (l)
				Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Mark A. Maki	PSUP ISOP STIP	18-Feb-16 18-Feb-16 1-Feb-17	1-Jan-16 29-Feb-16 24-Feb-17	— — —	— — 111,378	— — 222,755	— — —	5,920 — —	11,840 — —	— 84,530 —	— 32.56 —	188,552 584,948 —
Stephen J. Neyland	PSUP LTIP ISOP STIP	18-Feb-16 19-Feb-16 18-Feb-16 1-Feb-17	1-Jan-16 1-Jan-16 29-Feb-16 24-Feb-17	— — — —	— — — 94,550	— — — 189,101	— — — —	2,160 17,060 — —	4,320 34,120 — —	— — 29,350 —	— — 32.56 —	68,796 136,139 203,102 —
C. Gregory Harper	PSUP LTIP ISOP STIP	18-Feb-16 19-Feb-16 18-Feb-16 1-Feb-17	1-Jan-16 1-Jan-16 29-Feb-16 24-Feb-17	— — — —	— — — 275,795	— — — 551,590	— — — —	6,360 55,070 — —	12,720 110,140 — —	— — 38,980 —	— — 32.56 —	202,566 439,459 269,742 —
D. Guy Jarvis	PSUP ISOP STIP	18-Feb-16 18-Feb-16 1-Feb-17	1-Jan-16 29-Feb-16 24-Feb-17	— — —	— — 339,660	— — 679,320	— — —	12,890 — —	25,780 — —	— 103,800 —	— 32.58 —	404,277 541,159 —
Bradley F. Shamla	PSUP ISOP STIP	18-Feb-16 18-Feb-16 1-Feb-17	1-Jan-16 29-Feb-16 24-Feb-17	— — —	— — 96,446	— — 192,893	— — —	3,270 — —	6,540 — —	— 46,830 —	— 32.56 —	104,150 324,064 —

(1)	The estimated future payouts under non-equity incentive award plans represents awards under the Enbridge STIP as presented above in the Compensation Discussion and Analysis under the section labeled Short-Term Incentive Plan.
(2)	The grant date fair value for each PSU granted to each of our U.S.-based NEOs in 2016 was $31.85 USD, representing the volume weighted average closing price of one Enbridge common share as quoted on the NYSE for the 20 trading days immediately preceding the start of the performance period that began on January 1, 2016. The grant date fair value for each PSU granted under the PSUP to each of our Canadian based NEOs was $43.81 CAD, representing the volume weighted average closing price of one Enbridge common share as quoted on the TSX for the 20 days immediately preceding the start of the performance period that began on January 1, 2016. We have converted the grant date fair value for the Canadian PSU grants made from CAD to USD using the exchange rate of $1.3968 CAD to $1.00 USD, at the grant date. The grant date fair value for each PSU granted under the LTIP in 2016 was $7.98 USD, representing the volume weighted average closing price of one MEP common unit as quoted on the NYSE for the 20 trading days immediately preceding the start of the performance period that began on January 1, 2016.
(3)	The exercise price of the incentive stock options at the time of grant was $44.06 CAD for Canadian-domiciled NEOs and $32.56 USD for NEOs domiciled in the United States.

The amounts included as the grant date fair value for the 2016 incentive stock option awards represent the amount determined by computing the fair value of the options in accordance with the authoritative guidance for share-based payments on the grant date using the Black-Sholes option pricing model with the following assumptions:

USD Option Value	CAD Option Value
6 years expected term;	6 years expected term;
28.17% expected volatility;	23.67% Expected volatility
4.44% expected dividend yield; and	4.44% expected dividend yield; and
1.55% risk free interest rate.	0.71% risk free interest rate.
The fair value of options granted as computed using these assumptions is $6.92 USD or $7.05 CAD. The $7.05 CAD option value and the $44.06 CAD exercise price have been converted to USD using an exchange rate of $1.3523 CAD = $1 USD representing the noon buying rate at the Bank of Canada for transfers of CAD on the grant date of February 29, 2016. The grant date fair value is expensed over the shorter of the vesting period for the options, generally 4 years, and in the year granted for employees age 55 and over and eligible for early retirement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1) (c)	Option Exercise Price(2) ($) (e)	Option Expiration Date(1) (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3) (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)	Unit Maturity Date (f)
Mark A. Maki	— 15,218 31,525 47,700 61,650 76,400	84,530 45,652 31,525 15,900 — —	32.56 47.41 44.09 43.84 38.65 28.99	1-Mar-26 2-Mar-25 13-Mar-24 27-Feb-23 2-Mar-22 14-Feb-21	6,174 3,876	260,775 163,734	31-Dec-18 31-Dec-17
Stephen J. Neyland	— 6,158 18,150 30,788 39,100 33,450 7,700 2,750	29,350 18,472 18,150 10,262 — — — —	32.56 47.41 44.09 43.84 38.65 28.99 21.97 15.80	1-Mar-26 2-Mar-25 13-Mar-24 27-Feb-23 2-Mar-22 14-Feb-21 16-Feb-20 25-Feb-19	2,253 20,776(4) 1,825 13,897(4)	95,147 142,938 77,078 95,613	31-Dec-18 31-Dec-18 31-Dec-17 31-Dec-17
C. Gregory Harper	— 4,525 17,325 —	38,980 13,575 17,325 69,040(5)	32.56 47.41 44.09 44.14(5)	1-Mar-26 2-Mar-25 13-Mar-24 15-Aug-20	6,632 67,065(4) 2,689 31,973(4)	280,156 461,406 113,564 219,976	31-Dec-18 31-Dec-18 31-Dec-17 31-Dec-17
D. Guy Jarvis	— 17,013 39,175 — 135,520	103,800 51,037 39,175 15,087 33,880(6)	32.58 47.13 44.14 43.74 39.77(6)	1-Mar-26 2-Mar-25 13-Mar-24 27-Feb-23 15-Aug-20	13,442 9,034	563,340 378,621	31-Dec-18 31-Dec-17
Bradley F. Shamla	— 10,803 17,750 39,000 50,350 65,400 25,400 30,000 23,000	46,830 32,407 17,750 13,000 — — — — —	32.56 47.41 44.09 43.74 38.77 29.11 22.34 15.78 19.90	1-Mar-26 2-Mar-25 13-Mar-24 27-Feb-23 2-Mar-22 14-Feb-21 16-Feb-20 25-Feb-19 19-Feb-18	3,410 2,753	144,043 116,301	31-Dec-18 31-Dec-17

(1)	Each ISO award has a 10-year term and vests pro-rata as to one fourth of the option award beginning on the first anniversary of the grant date; thus the vesting dates for each of the option awards in this table can be calculated accordingly. As an example, for Mr. Maki’s grant that expires on February 14, 2021, the grant date would be 10 years prior or February 14, 2011 and as a result, the remaining unexercisable amounts would become fully vested on February 14, 2015 representing four years following the grant date.

(2)	The exercise prices of the ISOs issued during 2007 are denominated in CAD and have been adjusted for the noon exchange rate on the date of grant. Where appropriate, all exercise prices and valuation prices prior to 2011 have been adjusted for the April 2011 Partnership stock split and Enbridge’s May 2011 stock split. Beginning in 2008, ISOs granted to NEOs domiciled in the United States are denominated in USD while those NEOs domiciled in Canada are denominated in CAD. PSOs are granted in CAD to NEOs domiciled in either Canada or the United States. The ISOs and PSOs denominated in CAD have been converted to USD using the exchange rate on the grant dates as set forth below:

Grant Date	Option Exercise Price CAD (TSX)	Exchange Rate $1 CAD/USD	Option Exercise Price USD (converted)
February 9, 2007	19.13	0.8519	16.30
August 15, 2007	18.29	0.9306	17.02
February 19, 2008	20.21	0.9843	19.89
February 25, 2009	19.81	0.7964	15.77
February 16, 2010	23.30	0.9591	22.34
February 14, 2011	28.78	1.0116	29.11
March 5, 2012	38.34	1.0113	38.77
August 15, 2012	39.34	1.0110	39.77
February 27, 2013	44.83	0.9756	43.74
March 13, 2014	48.81	0.9044	44.14
March 2, 2015	59.08	0.7978	47.13
February 29, 2016	44.06	0.7395	32.58
(3)	The unearned common shares, units or other rights that have not vested under stock awards represent PSUs that have not yet reached the end of their term. The PSUs become vested upon achieving the established performance criteria discussed in Medium and Long-Term Incentives table, at the end of the term. The amounts represented in the column are the number of units that have not vested at the 20-day volume weighted-average preceding December 31, 2016 of one Enbridge common share on the NYSE equating to $42.24 per share or on the TSX of $56.27 per common share converted to USD as $41.91 per share at the conversion rate of $1.3427 CAD to $1.00 USD or one MEP common unit on the NYSE at $6.88. The market or payout values presented assume a performance multiplier of 1.0 for PSUs granted under the PSUP in 2016 and 2015 and PSUs granted under the LTIP in 2016, which represents the target level.
(4)	These amounts represent stock awards granted under the LTIP.
(5)	PSOs were provided to Mr. Harper on March 13, 2014, and are similar to the incentive stock options, except that the quantities that become exercisable are subject to both time and performance requirements. PSOs are granted on an infrequent basis and provide the eligible NEO the opportunity to acquire one Enbridge common share for each option held when the specified time and performance conditions are met. Upon the performance hurdles being met, the PSOs are also time vested 25% annually over four years. As of December 31, 2016, both Enbridge common share price targets had been met and 50% of the grant is exercisable.
(6)	PSOs were provided to Mr. Jarvis on August 15, 2012 and are similar to the incentive stock options, except that the quantities that become exercisable are subject to both time and performance requirements. PSOs are granted on an infrequent basis and provide the eligible NEO the opportunity to acquire one Enbridge common share for each option held when the specified time and performance conditions are met. Upon the performance hurdles being met, the PSOs are also time vested 20% annually over five years. As of December 31, 2016, all three of the Enbridge common share price targets for the 2012 grant have been met, therefore 80% of the grant is exercisable.

OPTION EXERCISES AND STOCK VESTED

Name (a)	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting(1) (#) (d)	Value Realized on Vesting(2) ($) (e)
Mark A. Maki	—	—	5,603	437,844
Stephen J. Neyland	—	—	2,774	216,755
C. Gregory Harper	69,040	360,205	21,192(3)	1,124,320(3)
D. Guy Jarvis	116,363	927,083	12,255	957,192
Bradley F. Shamla	11,800	305,372	3,273	255,770

(1)	The number of common shares acquired on vesting for stock awards represents the number of PSUs issued in 2014 and the related dividends paid that were used to acquire additional PSUs, all of which matured on December 31, 2016. As discussed in Medium and Long-Term Incentives, no common shares are issued with respect to the PSUs that become vested; rather, cash is paid in an amount based on the value of an Enbridge common share at the maturity date and the level of achievement of the established performance goals. The payout for the PSUs granted in 2014 is expected to occur on or about March 10, 2017.
(2)	The value realized on vesting is determined based on the 20-day volume weighted-average preceding December 31, 2016 of an Enbridge common share of $42.24 USD for the NEOs domiciled in the U.S. or $56.27 CAD for the NEOs domiciled in Canada. In each case the common share price is multiplied by an estimated 1.85 performance factor multiplied by the number of PSUs, and is then converted to USD, as applicable, using an average exchange rate of $1.3329 CAD to $1.00 USD for the 20 trading days prior to the maturity date of December 31, 2016.
(3)	Includes RSUs which were granted to Mr. Harper in January 2014 and vested on December 31, 2016. The value realized on vesting is $41.82 USD, which is based on the 20-day volume weighted-average price for the period preceding December 1, 2016. The common share price is multiplied by the number of RSUs; there is no performance factor applicable to RSUs.

Pension Plan

Enbridge sponsors two qualified pension plans, the Retirement Plan for the Employees of Enbridge Inc. and its Canadian affiliates, or EI RPP, and the Enbridge Employee Services, Inc. Employees’ Pension Plan, or QPP. These pension plans provide defined benefits, and cover employees in Canada and the United States, respectively. Both plans are non-contributory. Enbridge also sponsors supplemental nonqualified retirement plans in both Canada, referred to as EI SPP, and the United States, referred to as US SPP, which provide defined benefits for the NEOs in excess of the tax-qualified plans’ limits. We collectively refer to the EI RPP, the QPP, the EI SPP and the US SPP as the Pension Plans. Defined benefits under the grandfathered benefit of the Pension Plans are based on the employees’ years of service and average final remuneration with an offset for Social Security benefits, while cash balance benefits provide annual pay and interest credits to notional member accounts.

For service prior to becoming a senior management employee, there are different pension benefits depending on an employee’s hire date with Enbridge. Employees hired before January 1, 2002 have grandfathered benefits equal to: (a) 1.6% of the average of the participant’s highest average annual salary multiplied by (b) the number of credited years of service. Other provisions are aligned with the senior management provisions described below. For employees hired after January 1, 2002, the Pension Plans provide cash balance benefits with pay credits ranging from 4% to 10% depending on the employees’ pensionable pay, age and years of service.

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

The table below illustrates the total annual pension entitlements at December 31, 2016 assuming the eligibility requirements for an unreduced pension have been satisfied. We have converted pensions payable in CAD into USD at the rate of $1.3427 CAD to $1.00 USD, the exchange rate for the year ended December 31, 2016. The present value of the accumulated benefits has been determined under the accrued benefit valuation method with the following assumptions:

Discount rate	3.98% at year end 2016
Salary increases	None
Inflation	2.25% per year
Retirement age	Age when first eligible for an unreduced pension(1)
Terminations	None
Mortality Rates:
Pre-retirement	None
Post-retirement	Society of Actuaries RP2014 annuity/non-annuitant table without collar adjustment with full generational mortality improvement under Scale MP 2016

(1)	This is age 60 for all executives except for Messrs. Maki and Shamla, who are eligible for an unreduced pension at age 55 and Mr. Neyland who is eligible for an unreduced pension at age 57.

PENSION BENEFITS

Name (a)	Plan Name (b)	Number of Years Credited Service(1) (#) (c)	Present Value of Accumulated Benefit ($) (d)
Mark A. Maki	EI RPP EI SPP US QPP US SPP	2.14 2.14 28.18 28.18	90,000 231,000 2,073,000 2,006,000
Stephen J. Neyland	US QPP US SPP	14.50 12.00	258,000 1,035,000
C. Gregory Harper	US QPP US SPP	2.92 2.92	57,000 396,000
D. Guy Jarvis	EI RPP EI SPP	16.50 16.50	540,000 2,267,000
Bradley F. Shamla	EI RPP EI SPP US QPP US SPP	14.44 14.44 11.44 3.64	524,000 919,000 731,000 199,000

(1)	For all NEOs with the exception of Messrs. Maki and Shamla, combined US SPP and EI SPP service represents years of service as a senior management employee. Mr. Maki has 17.00 years and Mr. Shamla has 15.67 years as a senior management employee.

Employment Agreements

In 2014, Enbridge entered into executive employment agreements with Messrs. Harper and Jarvis. The terms of the agreements continue until the earlier of voluntary retirement in accordance with Enbridge’s retirement policies for its senior employees, voluntary resignation, death or termination of employment by Enbridge. The agreements provide that Enbridge will pay severance benefits to Messrs. Harper and Jarvis as set forth in the table below, if employment is terminated. The remaining NEOs do not have an employment agreement with us or any other Enbridge affiliate. Since 2007, it has been Enbridge’s policy not to enter into employment agreements granting “single trigger” voluntary termination rights in favor of the executive.

The following table provides a summary of the incremental compensation that Enbridge would pay to Messrs. Harper and Jarvis under the terms of their employment agreements upon the occurrence of one of the foregoing events:

Type of Termination	Base Pay	Short-term Incentive	Long-term Incentive	Benefits	Pension
Resignation (Voluntary)	None	Payable in full if executive has worked the entire calendar year. Otherwise none.	Performance stock units are forfeited. Vested options must be exercised within 30 days of resignation or by the end of the original term, whichever is sooner. Unvested stock options are cancelled.	None	Credited service no longer earned.
Retirement (Voluntary)	None	Current year’s incentive is pro-rated based on retirement date.	Performance stock units are prorated to retirement date and the value and performance is assessed and paid at the end of the usual term. Non-qualified stock options continue to vest and vested options are exercisable for three years after the retirement date or until the end of the original term (whichever is sooner). Qualified stock options have immediate vesting (for that which would have vested in the three years following retirement) and vested options can be exercised for three months after the retirement date or until the end of the original term (whichever is sooner). Performance stock options are prorated for the period of active employment in the 5 year period starting January 1 of the year of grant. They are exercisable until the later of three years after retirement or 30 days after the date by which the share price targets must be met (or up to the date the option expires, whichever is earlier), as long as the share price targets are met.	Post retirement benefits begin.	Credited service no longer earned.
Constructive Dismissal (Involuntary) Not for Cause (Involuntary)	Base salary is paid out in a lump sum representing two years.	The average of short-term incentive awards received in the past two years multiplied by two times; plus the current year’s short-term incentive, prorated based on service prior to termination.	Performance stock units are prorated to date of termination (or notice period) and the value and performance is assessed and paid at the end of the term. Vested stock options are exercisable in accordance with their terms.(1) Unvested stock options are paid in cash.	Benefits of two years' value is paid out in a lump sum.(2)	Two additional years of pension accrual are added to the final pension calculation.
Change of Control			Performance stock units mature and value is assessed and paid based on performance measures achieved to date. All stock options vest.

(1)	Where applicable, both time and performance vesting conditions must have been met in order to be considered exercisable.
(2)	Not applicable to Mr. Harper.

Performance stock options have the same termination provisions as incentive stock options except:

•	For retirement, Enbridge prorates performance stock options for the period of active employment in the 5 year period starting January 1 of the year of grant. The executive officer can exercise these options until the later of three years after retirement or 30 days after the share price targets must be met (or up to the date the option expires, whichever is earlier), as long as the performance criteria are met;
•	For death, unvested options are pro-rated and the plan assumes performance requirements have been met;
•	For involuntary termination (not for cause), unvested options are pro-rated; and
•	For change of control, the plan assumes the performance requirements have been met.

In addition, Messrs. Harper and Jarvis will receive:

•	Up to a maximum of $20,000 for financial or career counseling assistance.

•	An amount in cash equal to the value of all of such executive officer’s accrued and unpaid vacation pay.
•	Annual flexible perquisite, flex credit allowance and savings plan matching contributions over the severance period (2 years).

After his departure, Mr. Harper is subject to restrictions on (1) any practice or business in competition with Enbridge or its affiliates for one year, (2) disclosure of the confidential information of Enbridge or its affiliates indefinitely and (3) recruitment for two years. Mr. Jarvis is subject to restrictions on (1) any practice or business in competition with Enbridge or its affiliates for one year (2) disclosure of the confidential information of Enbridge or its affiliates for two years and (3) recruitment for two years.

In the event of a termination that would result in severance benefits, Enbridge would owe incremental benefits to Mr. Harper with a value of approximately $4 million and Mr. Jarvis with a value of approximately $7 million. Such amounts assume that termination was effective as of December 31, 2016, and as a result include amounts earned through such time and are estimates of the amounts which would be paid out to Messrs. Harper and Jarvis upon termination under such circumstances. The actual amounts to be paid out can only be determined at the time of such executives’ separation from Enbridge.

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

The Corporate Governance Guidelines provide an expectation that independent directors will hold a personal investment in us or Enbridge Management or both, of at least two times the annual board retainer, which, based on the current annual retainer would equal $330,000. Directors would be expected to achieve the foregoing level of equity ownership five years from the date he or she became a director. All of our independent directors are in compliance with this requirement.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)
Jeffrey A. Connelly Chairman of the Board	239,500
J. Herbert England Audit, Finance and Risk Committee Chairman	184,500
J. Richard Bird(1)	137,750
William S. Waldheim(2)	177,500
Dan A. Westbrook	198,000
C. Gregory Harper, D. Guy Jarvis, Mark A. Maki and John K. Whelen(3)	—

(1)	During 2016, Mr. Bird ended his consulting arrangement with Enbridge and elected to receive director compensation from Enbridge Management and our General Partner.
(2)	On February 18, 2016, Mr. Waldheim was appointed as a director.
(3)	Messrs. Harper, Jarvis, Maki and Whelen are also employees of Enbridge or its subsidiaries and thus do not receive any compensation as a director in addition to their standard compensation as an employee of Enbridge or its subsidiaries.

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
/s/ William S. Waldheim William S. Waldheim Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 16, 2017 with respect to persons known to us to be the beneficial owners of more than 5% of any class of the Partnership’s units:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Enbridge Energy Management, L.L.C.	i-units	83,983,817	100.0
1100 Louisiana St., Suite 3300
Houston, TX 77002
Enbridge Energy Company, Inc.	Class A common units	46,518,336	17.7
1100 Louisiana St., Suite 3300	Class B common units	7,825,500	100.0
Houston, TX 77002	Series 1 Preferred Units	48,000,000	100.0
	Class D units	66,100,000	100.0
	Class E units	18,114,975	100.0
	Incentive distribution units	1,000	100.0
ALPS Advisors, Inc.(1)	Class A common units	14,571,433	5.6
1290 Broadway, Suite 1100
Denver, CO 80203
Alerian MLP ETF(1)	Class A common units	14,511,243	5.5
1290 Broadway, Suite 1100
Denver, CO 80203

(1)	ALPS Advisors, Inc. reported in Amendment 1 to its Schedule 13G, filed January 26, 2017, that it is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940 and, in that role, which furnishes investment advice to investment companies registered under the Investment Company Act of 1940 collectively referred to as the Funds. It also reported that in that role as investment adviser, it has voting or investment power or both over the Class A common units of the Partnership that are owned by the Funds, and may be deemed to be the beneficial owner of the Class A common units of the Partnership held by the Funds; however, all of the Class A common units in that amendment are owned by the Funds. ALPS Advisors, Inc. further disclaims beneficial ownership of such Class A common units. Alerian MLP ETF, which jointly filed that amendment is an investment company registered under the Investment Company Act of 1940 and is one of the Funds to which ALPS Advisors, Inc. provides investment advice.

We do not have any shares that have been approved for issuance under an equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 16, 2017 with respect to each class of our units and the listed shares of Enbridge Management beneficially owned by the NEOs and directors of the General Partner and Enbridge Management and all executive officers and directors of the General Partner and Enbridge Management as a group:

Name	Enbridge Energy Management, L.L.C.			Enbridge Energy Partners, L.P.
	Title of Class	Number of Shares(1)	Percent of Class	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Jeffrey A. Connelly(2)	Listed Shares	—	*	Class A common units	20,000	*
J. Richard Bird(3)	Listed Shares	115,653	*	Class A common units	—	*
J. Herbert England	Listed Shares	—	*	Class A common units	8,626	*
C. Gregory Harper	Listed Shares	—	*	Class A common units	—	*
D. Guy Jarvis	Listed Shares	—	*	Class A common units	—	*
Mark A. Maki	Listed Shares	7,149	*	Class A common units	4,000	*
William S. Waldheim(4)	Listed Shares	—	*	Class A common units	6,000	*
Dan A. Westbrook(5)	Listed Shares	—	*	Class A common units	23,000	*
John K. Whelen	Listed Shares	—	*	Class A common units	—	*
Stephen J. Neyland(6)(7)	Listed Shares	10,548	*	Class A common units	1,200	*
Bradley F. Shamla	Listed Shares	—	*	Class A common units	—	*
All executive officers, directors and nominees as a group (19 persons)	Listed Shares	133,350	*	Class A common units	62,826	*

(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units or Listed Shares attributed to him or her.
(2)	The 20,000 Class A common units deemed beneficially owned by Mr. Connelly, 20,000 Class A common units are held in the Susan K. Connelly Family Trust, of which Mr. Connelly is the trustee and a beneficiary.
(3)	The 115,653 Listed Shares owned by Mr. Bird are held by an investment holding corporation over which he exercises full control and direction.
(4)	The 6,000 Class A common units beneficially held by Mr. Waldheim are held in the Waldheim Family Trust.
(5)	Of the 23,000 Class A common units deemed beneficially owned by Mr. Westbrook, 16,000 Class A common units are held by The Westbrook Trust, for which Mr. Westbrook is the trustee and beneficiary, and 7,000 Class A common units are held by the Mary Ruth Westbrook Trust, for which Mr. Westbrook is the sole trustee and beneficiary.
(6)	The 10,548 Listed shares beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.
(7)	The 1,200 Class A common units beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties. For further discussion of these and other related party transactions, refer to Part II, Item 8. Financial Statements and Supplementary Data, under Note 24. Related Party Transactions.

INTEREST OF THE GENERAL PARTNER IN THE PARTNERSHIP

At December 31, 2016, our General Partner had the following ownership interests in us:

	Quantity	Effective Ownership %
Series 1 preferred units	48,000,000	9.7%
Class D units	66,100,000	13.3%
Class E units	18,114,975	3.7%
Class A common units	46,518,336	9.4%
Class B common units	7,825,500	1.6%
IDUs	1,000	0.0%
General Partner interest	—	2.0%
Enbridge Management shares (Listed and Voting)	9,566,358	2.0%
Total	196,126,169	41.7%

INTEREST OF ENBRIDGE MANAGEMENT IN THE PARTNERSHIP

At December 31, 2016, Enbridge Management owned 81,857,168 i-units, representing a 16.6% limited partner interest in us. The i-units are a special class of our limited partner interests. All of our i-units are owned by Enbridge Management and are not publicly traded. Enbridge Management’s limited liability company agreement provides that the number of all of its outstanding shares, including the voting shares owned by the General Partner, at all times will equal the number of i-units that it owns. Through the combined effect of the provisions in the partnership agreement and the provisions of Enbridge Management’s limited liability company agreement, the number of outstanding Enbridge Management shares and the number of our i-units will at all times be equal.

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

During 2016, we paid cash and incentive distributions to our General Partner for its general partner ownership interest of approximately $17.3 million and cash distributions of $154.1 million, $42.2 million, $108.5 million, $18.2 million, and $20.9 million in connection with its ownership of the Class D units, Class E units, Class A common units, Class B common units, and IDUs, respectively. The cash distributions we make to our General Partner for its general partner ownership interest exclude an amount equal to 2% of the i-unit distributions to maintain its 2% general partner interest. Further, during 2016, we accrued distributions of $90.0 million in connection with our General Partner’s ownership of the Series 1 preferred units.

IN-KIND DISTRIBUTIONS

Enbridge Management, as owner of our i-units, does not receive distributions in cash. Instead, each time that we make a cash distribution to the General Partner and the holders of our Class A and Class B common units, we issue additional i-units to Enbridge Management in an amount determined by dividing the cash amount distributed per limited partner unit by the average price of one of Enbridge Management’s listed shares on the NYSE for the 10-trading day period immediately preceding the ex-dividend date for Enbridge Management’s shares multiplied by the number of shares outstanding on the record date. In 2016, 2015 and 2014, we distributed a total of 8,571,429, 4,980,552 and 4,562,088 i-units to Enbridge Management, on a split-adjusted basis, and retained cash totaling approximately $179.1 million, $161.2 million and $143.9 million in connection with these in-kind distributions.

GENERAL PARTNER CONTRIBUTIONS

Pursuant to our partnership agreement, our General Partner is at all times required to maintain its 2% general partner ownership interest in us. In 2015, in connection with our various issuances and sales of Class A common units, our General Partner contributed approximately $6.0 million to us to maintain its 2% general partner ownership interest. The General Partner did not contribute during 2016 and 2014.

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

During 2016, we had the following “related person” transactions (as the term is defined in Item 404 of Regulation S-K):

•	An affiliate of Enbridge that provides employee services to the Partnership continued a previously existing employment relationship with Jordan Connelly, the son of Jeffrey A. Connelly, a member of the Board of Directors. Mr. Connelly is employed in our Houston office as a Gas Supply Representative. During 2016, he received total cash compensation of $96,574.08 and benefits estimated at approximately 34% of his base compensation for a total of $129,119.54.

DIRECTOR INDEPENDENCE

For a discussion of director independence, see Item 10. Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, our principal independent auditors, for each of our last two fiscal years.

	For the year ended December 31,
	2016	2015
	(in millions)
Audit fees(1)	$2.2	$2.8
Tax fees(2)	0.8	0.8
Total	$3.0	$3.6

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of our interim consolidated financial statements, audits of various subsidiaries for statutory and regulatory filing requirements and our debt and equity offerings.
(2)	Tax fees consist of fees billed for professional services rendered for federal and state tax compliance for Partnership tax filings and unitholder K-1’s.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit Committee of Enbridge Management’s board of directors; however, services up to $50,000 may be approved by the Chairman of the Audit Committee, under the board of directors’ delegated authority. All services in 2016 and 2015 were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements.

The following financial statements and supplementary data are incorporated by reference in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K.

a.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
b.	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.
c.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.
d.	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.
e.	Consolidated Statements of Financial Position as of December 31, 2016 and 2015.
f.	Consolidated Statements of Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.
g.	Notes to the Consolidated Financial Statements.
(2)	Financial Statement Schedules.

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

Enbridge Energy Partners, L.P. (Registrant)
By: Enbridge Energy Management, L.L.C., as delegate of the General Partner
Date: February 16, 2017	By: /s/ Mark A. Maki Mark A. Maki President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2017 by the following persons on behalf of the Registrant and in the capacities indicated.

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
/s/ William S. Waldheim William S. Waldheim Director

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Enbridge Energy Company, Inc., Enbridge Holdings (Leather) L.L.C., Midcoast Energy Partners, L.P. and Midcoast Holdings, L.L.C. dated as of January 26, 2017 (incorporated by reference to Exhibit 2.1 on Form 8-K, filed by Midcoast Energy Partners, L.P. on January 27, 2017).
3.1	Certificate of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.1 of our Registration Statement No. 33-43425).
3.2	Certificate of Amendment to Certificate of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.2 of our Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on October 9, 2001).
3.3	Seventh Amended and Restated Agreement of Limited Partnership of Enbridge Energy Partners, L.P., dated as of January 2, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on January 8, 2015).
3.4	Amendment No. 1 to Seventh Amended and Restated Agreement of Limited Partnership of Enbridge Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed on July 30, 2015).
3.5	Irrevocable Waiver dated as of June 18, 2014, made by Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 19, 2014).
4.1	Form of Certificate representing Class A common units (incorporated by reference to Exhibit 4.1 of our Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on October 9, 2001).
4.2	Series 1 Preferred Unit Purchase Agreement, dated May 7, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 13, 2013).
4.3	Thirteenth Supplemental Indenture dated as of October 6, 2015 between Enbridge Energy Partners, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on October 6, 2015).
4.4	Fourteenth Supplemental Indenture dated as of October 6, 2015 between Enbridge Energy Partners, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on October 6, 2015).
4.5	Fifteenth Supplemental Indenture dated as of October 6, 2015 between Enbridge Energy Partners, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on October 6, 2015).
10.1	Eighth Amended and Restated Agreement of Limited Partnership of Enbridge Energy, Limited Partnership, dated as of January 27, 2017 (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K, filed on January 27, 2017).
10.2	Support Agreement, dated January 26, 2017, by and among Enbridge Energy Partners, L.P., Enbridge Energy Company, Inc. and Midcoast Energy Partners, L.P., (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2017 by Midcoast Energy Partners, L.P.).
10.3	Intercorporate Services Agreement, dated as of November 13, 2013, by and between Midcoast Energy Partners, L.P. and Enbridge Energy Partners, L.P. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on November 19, 2013).
10.4	Financial Support Agreement, dated as of November 13, 2013, by and between Midcoast Operating, L.P. and Enbridge Energy Partners, L.P. (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on November 19, 2013).

Exhibit Number	Description
10.5	Contribution, Conveyance and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P. and Lakehead Pipe Line Company, Limited Partnership (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009).
10.6	LPL Contribution and Assumption Agreement, dated December 27, 1991, among Lakehead Pipe Line Company, Inc., Lakehead Pipe Line Partners, L.P., Lakehead Pipe Line Company, Limited Partnership and Lakehead Services, Limited Partnership (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009).
10.7	Contribution Agreement (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-3/A, filed on July 8, 2002).
10.8	First Amendment to Contribution Agreement (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1/A, filed on September 24, 2002).
10.9	Second Amendment to Contribution Agreement (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on October 31, 2002).
10.10	Contribution Agreement, dated as of December 23, 2014, by and among, Enbridge Energy Company, Inc., Enbridge Pipelines (Alberta Clipper) L.L.C. and Enbridge Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 30, 2014).
10.11	Contribution Agreement among Enbridge Energy Company, Inc., Enbridge Pipelines (Mainline Expansion) L.L.C., the OLP, the Partnership, and Enbridge Pipelines (Lakehead) L.L.C. dated December 6, 2012 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on December 6, 2012).
10.12	Contribution, Conveyance and Assumption Agreement, dated as of November 13, 2013, by and among Enbridge Energy Partners, L.P., Midcoast Energy Partners, L.P., Midcoast Holdings, L.L.C., Midcoast Operating, L.P. and Midcoast OLP GP, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 19, 2013).
10.13	Sixth Amended and Restated Agreement of Limited Partnership of Enbridge Energy, Limited Partners, dated January 2, 2015, by and among and Enbridge Energy Partners, L.P., Enbridge Pipelines (Lakehead) L.L.C., Enbridge Pipelines (Wisconsin) Inc., Enbridge Energy Company, Inc., Enbridge Pipelines (Eastern Access) L.L.C. and Enbridge Pipelines (Mainline Expansion) L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 8, 2015).
10.14	Seventh Amended and Restated Agreement of Limited Partnership of Enbridge Energy, Limited Partners, dated July 30, 2015, by and among and Enbridge Energy Partners, L.P., Enbridge Pipelines (Lakehead) L.L.C., Enbridge Pipelines (Wisconsin) Inc., Enbridge Energy Company, Inc., Enbridge Pipelines (Eastern Access) L.L.C. and Enbridge Pipelines (Mainline Expansion) L.L.C. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on July 30, 2015).
10.15	Delegation of Control Agreement (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 14, 2002).
10.16	First Amending Agreement to the Delegation of Control Agreement, dated February 21, 2005 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 5, 2005).
10.17	Amended and Restated Treasury Services Agreement (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.18	Operational Services Agreement (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.19	General and Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).
10.20	Omnibus Agreement (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q, filed on November 14, 2002).

Exhibit Number	Description
10.21	Omnibus Agreement, dated as of November 13, 2013, by and among Midcoast Energy Partners, L.P., Midcoast Holdings, L.L.C., Enbridge Energy Partners, L.P. and Enbridge Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 19, 2013).
10.22	Commercial Paper Dealer Agreement between the Partnership, as Issuer, and Banc of America Securities LLC, as Dealer, dated as of April 21, 2005 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 3, 2005).
10.23	Commercial Paper Dealer Agreement between the Partnership, as Issuer, and Deutsche Bank Securities Inc., as Dealer, dated as of April 21, 2005 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on May 3, 2005).
10.24	Commercial Paper Dealer Agreement between the Partnership, as Issuer, and Goldman, Sachs & Co., as Dealer, dated April 21, 2005 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on May 3, 2005).
10.25	Commercial Paper Dealer Agreement between the Partnership, as Issuer, Merrill Lynch, Pierce, Fenner, and Smith Incorporated and Merrill Lynch Money Markets Inc., as Dealer, dated April 21, 2005 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on May 3, 2005).
10.26	Commercial Paper Dealer Agreement dated as of March 20, 2015, between Enbridge Energy Partners, L.P., as Issuer, and Wells Fargo Securities, LLC, as Dealer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2015).
10.27	Commercial Paper Issuing and Paying Agent Agreement between the Partnership and Deutsche Bank Trust Company Americas, dated April 21, 2005 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on May 3, 2005).
10.28	Commercial Paper Issuing and Paying Agent Agreement between the Partnership and Citigroup Global Markets Inc., dated December 15, 2010 (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 18, 2011).
10.29	Commercial Paper Dealer Program [4(2) Program] dated as of December 15, 2010 between the Partnership, as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on February 18, 2011).
10.30	Assumption and Indemnity Agreement, dated December 18, 1992, between Interprovincial Pipe Line Inc. and Interprovincial Pipe Line System Inc. (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009).
10.31	Settlement Agreement, dated August 28, 1996, between Lakehead Pipe Line Company, Limited Partnership and the Canadian Association of Petroleum Producers and the Alberta Department of Energy (incorporated by reference to Exhibit 10.17 of our 1996 Annual Report on Form 10-K for the year ended December 31, 1996, filed on February 28, 1997).
10.32	Tariff Agreement as filed with the Federal Energy Regulatory Commission for the System Expansion Program Phase II and Terrace Expansion Project (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 22, 1999).
10.33	Offer of Settlement, dated December 21, 2005, as filed with the Federal Energy Regulatory Commission for approval to implement an additional component of the Facilities Surcharge to permit recovery by Enbridge Energy, Limited Partnership of the costs for the Southern Access Mainline Expansion and approval of the Offer of Settlement dated March 16, 2006 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on July 31, 2007).
+10.34	Executive Employment Agreement between Enbridge Inc. and D. Guy Jarvis entered into on March 14, 2014 (incorporated by reference to Exhibit 10.1 to our Amended Current Report on Form 8-K/A, filed on March 18, 2014).
+10.35	Executive Employment Agreement, entered into February 11, 2014, between C. Gregory Harper, the Executive, and Enbridge Employee Services, Inc., effective January 30, 2014 (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014).

Exhibit Number	Description
+10.36	Executive Employment Agreement, dated December 20, 2012, between Leon Zupan, the Executive, and Enbridge Inc., the company effective August 1, 2012. (incorporated by reference to Exhibit 10.1 on Form 10-K for the year ended December 31, 2012, filed on February 15, 2013).
+10.37	Executive Employment Agreement, dated May 11, 2001, between E. Chris Kaitson, as Executive, and Enbridge Inc., as Corporation (incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K, filed on March 28, 2003).
+10.38	Enbridge Incentive Stock Option Plan (2002), dated May 3, 2002 (incorporated by reference to Exhibit 10.2 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
+10.39	Enbridge Incentive Stock Option Plan (2007) dated January 1, 2007 (incorporated by reference to Exhibit 10.3 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
+10.40	Enbridge Performance Stock Option Plan (2007) dated January 1, 2007 (incorporated by reference to Exhibit 10.4 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
+10.41	Enbridge Performance Stock Option Plan (2007), amended and restated in 2011, further amended November 2012 (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 15, 2013).
+10.42	Enbridge Performance Stock Unit Plan (2007), dated January 1, 2007 (incorporated by reference to Exhibit 10.5 or our Quarterly Report on Form 10-Q, filed on July 27, 2009).
+10.43	Enbridge Performance Stock Unit Plan (2007), as amended November 2012 (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 15, 2013).
10.44	Indenture, dated May 27, 2003, between the Partnership, as Issuer, and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-4, filed on June 30, 2003).
10.45	Second Supplemental Indenture, dated May 27, 2003, between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-4, filed on June 30, 2003).
10.46	Fourth Supplemental Indenture, dated December 3, 2004, between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on December 3, 2004).
10.47	Fifth Supplemental Indenture, dated December 3, 2004, between the Partnership and SunTrust Bank (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on December 3, 2004).
10.48	Sixth Supplemental Indenture, dated December 21, 2006, between the Partnership and U.S. Bank National Association, successor to SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on December 21, 2006).
10.49	Seventh Supplemental Indenture, dated April 3, 2008, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on April 7, 2008).
10.50	Eighth Supplemental Indenture, dated April 3, 2008, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on April 7, 2008).
10.51	Ninth Supplemental Indenture, dated December 22, 2008, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on December 22, 2008).
10.52	Tenth Supplemental Indenture, dated March 2, 2010, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K, filed on March 2, 2010).

Exhibit Number	Description
10.53	Eleventh Supplemental Indenture, dated September 13, 2010, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K, filed on September 13, 2010).
10.54	Twelfth Supplemental Indenture, dated September 15, 2011, between the Partnership, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K, filed on September 15, 2011).
10.55	Indenture for Subordinated Debt Securities, dated September 27, 2007, between Enbridge Energy Partners, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on September 28, 2007).
10.56	First Supplemental Indenture to the Indenture, dated September 27, 2007, between Enbridge Energy Partners, L.P. and U.S. Bank National Association, as Trustee (including form of Note) (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on September 28, 2007).
10.57	Replacement Capital Covenant, dated September 27, 2007, by Enbridge Energy Partners, L.P. in favor of the debt holders designated therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 28, 2007).
10.58	Common Unit Purchase Agreement (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed on February 10, 2005).
10.59	Class A Common Unit Purchase Agreement, dated November 17, 2008, between the Partnership and Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 18, 2008).
10.60	International Joint Tariff Agreement, dated May 6, 2011, by and between Enbridge Pipelines Inc. and Enbridge Energy, Limited Partnership (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 29, 2011).
10.61	Credit Agreement, dated September 26, 2011, between the Partnership, as Borrower, and Bank of America, N.A., as Administrative Agent and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2011).
10.62	First Amendment to Credit Agreement, dated as of September 30, 2011, between the Partnership, as Borrower, the lenders parties thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on November 1, 2012).
10.63	Extension Agreement and Second Amendment to Credit Agreement, as of September 26, 2012, between the Partnership, as Borrower, the lenders parties thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on November 1, 2012).
10.64	Extension Agreement and Third Amendment to Credit Agreement, dated as of October 28, 2013, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on October 31, 2013).
10.65	Fourth Amendment to Credit Agreement, dated as of December 23, 2013, Enbridge Energy Partners, L.P., the lenders parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.82 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014).

10.66	Extension Agreement and Fifth Amendment to Credit Agreement, dated as of October 6, 2014, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 10, 2014).

Exhibit Number	Description
10.67	Credit Agreement, dated as of November 13, 2013, by and among Midcoast Energy Partners, L.P., as Co-Borrower, Midcoast Operating L.P., as Co-Borrower, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, Swing Line Lender and lender, and each of the other lenders party thereto (incorporated by reference to Exhibit 10.3 to our of our Current Report on Form 8-K, filed on November 19, 2013).
10.68	Extension Agreement And Sixth Amendment To Credit Agreement dated as of October 23, 2015 by and among Enbridge Energy Partners, L.P., the lender parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 27, 2015).
10.69	Credit Agreement (364-Day) dated as of March 9, 2015, by and among Enbridge Energy Partners, L.P. and Enbridge (U.S.) Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 9, 2015).
10.70	Subordination Agreement dated as of September 30, 2014, by and among Midcoast Energy Partners, L.P., other obligors from time to time party thereto, Enbridge Energy Partners, L.P., and certain of its subsidiaries and affiliates from time to time party thereto in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2014).
10.71	Amended and Restated Subordination Agreement Subordination Agreement, dated as of September 30, 2014, by and among Midcoast Energy Partners, L.P., Midcoast Operating, L.P., the other credit parties from time to time party thereto and Enbridge Energy Partners, L.P. in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on October 6, 2014).
10.72	Amended and Restated Allocation Agreement, dated as of November 13, 2013, by and among Midcoast Energy Partners, L.P., Enbridge Inc., Enbridge Energy Partners, L.P. and Enbridge Income Fund Holdings Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on November 19, 2013).
10.73	Amended and Restated Limited Liability Company Agreement of North Dakota Pipeline Company LLC, dated as of November 25, 2013, by and between Enbridge Energy Partners, L.P. and Williston Basin Pipe Line LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 2, 2013).
10.74	Operating and Construction Management Agreement, dated as of November 25, 2013, by and between North Dakota Pipeline Company LLC and Enbridge (U.S.) Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 2, 2013).
10.75	Credit Agreement dated as of July 6, 2012, by and among the Partnership, JP Morgan Chase Bank, National Association, as administrative agent for the lenders, letter of credit issuer, swing line lender and lender and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 14, 2013).
10.76	Amendment No. 1 to Credit Agreement, dated as of February 8, 2013, by and among the Partnership, JP Morgan Chase Bank, National Association, as administrative agent for the lenders, letter of credit issuer, swing line lender and lender and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on February 14, 2013).
10.77	Amendment No. 2 to Credit Agreement and Extension and Increase Agreement, dated as of July 3, 2013, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 5, 2013).
10.78	Amendment No. 2 to Credit Agreement and Extension Agreement, dated as of September 3, 2015, by and among Midcoast Energy Partners, L.P., Midcoast Operating, L.P., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 9, 2015).

Exhibit Number	Description
10.79	Incremental Commitment Activation Notice to Credit Agreement, dated July 24, 2013, between the Partnership, the Borrower, JP Morgan Chase Bank, National Association, as administrative agent for the lenders, letter of credit issuer, swing line lender and lender and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q, filed on July 31, 2013).
10.80	New Lender Supplement to Credit Agreement, dated July 24, 2013, between the Partnership, the Borrower, JP Morgan Chase Bank, National Association, as administrative agent for the lenders, letter of credit issuer, swing line lender and lender and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q, filed on July 31, 2013).
10.81	Amendment No. 3 to Credit Agreement, dated as of October 28, 2013, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on October 31, 2013).
10.82	Amendment No. 4 to Credit Agreement, dated as of December 23, 2013, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.81 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014).
10.83	Amendment No. 5 to Credit Agreement and Extension and Decrease Agreement, dated as of July 3, 2014, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2014).
10.84	Amendment No. 6 to Credit Agreement and Extension and Decrease Agreement, dated as of July 2, 2015, by and among Enbridge Energy Partners, L.P., the lenders parties thereto and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2015).
10.85	Incremental Commitment Activation Notice, dated as of August 7, 2015, by and among Enbridge Energy Partners, L.P., BNP Paribas and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 13, 2015).
10.86	Limited Liability Company Agreement of MarEn Bakken Company LLC dated as of August 2, 2016. (incorporated by reference 10.1 to our Quarterly Report on Form 10-Q, filed on October 31,2016).
10.87	Membership Interest Purchase Agreement dated as of August 2, 2016 by and between Bakken Holdings Company LLC and MarEn Bakken Company LLC. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on October 31, 2016).
10.88	New Lender Supplement, dated as of August 7, 2015, by and among Enbridge Energy Partners, L.P., BNP Paribas and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 13, 2015).
10.89	New Lender Joinder Agreement, dated July 28, 2016 by and among Enbridge Energy Partners, L.P., The Huntington National Bank, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and Royal Bank of Canada, as letter of credit issuer. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on October 31, 2016).
10.90	Credit Agreement dated as of June 26, 2016, by and among Enbridge Energy Partners, L.P. and Enbridge (U.S.) Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on July 29, 2016).
10.91	Option Interests Purchase Agreement, dated as of June 28, 2013, between Enbridge Energy Partners, L.P. and Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 5, 2013).
10.92	Form of Indemnification Agreement by Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on October 30, 2015).

Exhibit Number	Description
10.93	Form of Indemnification Agreement, and Schedule of Omitted Agreements (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q/A, filed on August 6, 2013).
10.94	Form of Indemnification Agreement by Enbridge Energy Company, Inc. together with a schedule of individuals who entered into an agreement in substantially the same form and the date of the agreement. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on October 30, 2015)
10.95	Form of Guarantee, and Schedule of Omitted Agreement (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q/A, filed on August 6, 2013).
10.96	Registration Rights Agreement, dated as of May 7, 2013, by and between the Partnership and Enbridge Energy Company, Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on May 13, 2013).
10.97	Purchase and Sale Agreement by and between Enbridge Energy Partners, L.P. and Midcoast Energy Partners, L.P., dated as of June 18, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 19, 2014).
10.98	Credit Agreement dated as of February 15, 2017, by and among Enbridge Energy Partners, L.P. and Enbridge (U.S.) Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 15, 2017).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K, filed on March 12, 2004).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
99.1	Charter of the Audit, Finance & Risk Committee of Enbridge Energy Management, L.L.C. (incorporated by reference to Exhibit 99.1 of our Annual Report on Form 10-K, filed February 25, 2005).

Copies of Exhibits may be obtained upon written request of any Unitholder to Investor Relations, Enbridge Energy Partners, L.P., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.