Form 10-Q
period 2018-03-31
ENBRIDGE ENERGY PARTNERS LP
filed 2018-05-10
CIK 880285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
(713) 627-5400
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 326,517,110 Class A common units outstanding as of May 7, 2018.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “evaluate,” “expect,” “explore,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the effectiveness of the various actions we have taken resulting from our strategic review process; (2) changes in the demand for the supply of, forecast data for, and price trends related to crude oil and liquid petroleum, including the rate of development of the Alberta Oil Sands; (3) our ability to successfully complete and finance expansion projects; (4) the effects of competition, in particular, by other pipeline systems; (5) shut-downs or cutbacks at our facilities or refineries, petrochemical plants, utilities or other businesses for which we transport products or to whom we sell products; (6) hazards and operating risks that may not be covered fully by insurance; (7) any fines, penalties and injunctive relief assessed in connection with any crude oil release; (8) state or federal legislative and regulatory initiatives or actions that affect cost and investment recovery or that have an effect on rate structure, or other changes in or challenges to our tariff rates; (9) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (10) permitting at federal, state and local level or renewals of rights of way. Forward-looking statements regarding sponsor support transactions or sales of assets (to Enbridge or otherwise) are further qualified by the fact that Enbridge is under no obligation to provide additional sponsor support and neither Enbridge nor any third party is under any obligation to offer to buy or sell us assets, and we are under no obligation to buy or sell any such assets. As a result, we do not know when or if any such transactions will occur. Any statements regarding sponsor expectations or intentions are based on information communicated to us by Enbridge, but there can be no assurance that these expectations or intentions will not change in the future.

For additional factors that may affect results, see “Item 1A. Risk Factors” included elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which is available to the public over the Internet at the United States Securities and Exchange Commission's (the SEC) website (www.sec.gov) and at our website (www.enbridgepartners.com).

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per unit amounts)

	Three months ended March 31,
	2018	2017
Operating revenues:
Transportation and other services	$559	$580
Transportation and other services - affiliate	33	25
Total operating revenues	592	605
Operating expenses:
Operating and administrative	70	88
Operating and administrative - affiliate	63	76
Power	77	74
Depreciation and amortization	110	109
Impairment of long-lived asset	35	—
Gain on sale of assets	—	(11)
Total operating expenses	355	336
Operating income	237	269
Interest expense, net	104	99
Allowance for equity used during construction	16	10
Income from equity investment in joint venture	23	—
Income from continuing operations before income taxes	172	180
Income tax expense	—	(1)
Income from continuing operations	172	179
Loss from discontinued operations, net of taxes	—	(22)
Net income	172	157
Noncontrolling interests	(98)	(68)
Series 1 preferred unit distributions	—	(23)
Accretion of discount on Series 1 preferred units	—	(1)
Net income - controlling interests	$74	$65
Net income allocable to common units and i-units:
Income from continuing operations	$62	$68
Loss from discontinued operations	—	(14)
Net income allocable to common units and i-units	$62	$54
Net income per common unit and i-unit (basic and diluted):
Income from continuing operations	$0.15	$0.19
Loss from discontinued operations	—	(0.04)
Net income per common unit and i-unit	$0.15	$0.15
Weighted average common units and i-units outstanding (basic and diluted)	425	353
Cash Distributions paid per limited partner unit	$0.350	$0.583
_____________________
The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three months ended March 31,
	2018	2017
Net income	$172	$157
Other comprehensive income, net of tax
Change in cash flow hedges	—	(1)
Reclassification to income on cash flow hedges	12	10
Other comprehensive income, net of tax	12	9
Comprehensive income	184	166
Comprehensive income attributable to noncontrolling interests	(98)	(68)
Series 1 preferred unit distributions	—	(23)
Accretion of discount on Series 1 preferred units	—	(1)
Comprehensive income attributable to common units and i-units	$86	$74
_____________________
The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three months ended March 31,
	2018	2017
Operating activities:
Net income from continuing operations	$172	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110	109
Changes in unrealized (gain) loss on derivative instruments, net	2	(2)
Income from equity investment in joint venture	(23)	—
Gain on sale of assets	—	(11)
Allowance for equity used during construction	(16)	(10)
Amortization of debt issuance and hedging costs	9	10
Impairment of long-lived asset	35	—
Other	5	10
Changes in operating assets and liabilities	28	(53)
Net cash provided by operating activities	322	232
Net cash provided by discontinued operations	—	2

Investing activities:
Capital expenditures	(180)	(135)
Proceeds from the sale of assets	—	216
Investments in joint venture	(5)	(1,511)
Other	—	(1)
Net cash used in investing activities	(185)	(1,431)
Net cash used in discontinued operations	—	(8)

Financing activities:
Distributions to partners	(130)	(200)
Repayments to General Partner and affiliates	(157)	(750)
Borrowings from General Partner and affiliates	297	1,500
Net (repayments) borrowings under credit facilities	(150)	260
Net commercial paper (repayments) borrowings	(15)	369
Acquisition of noncontrolling interest in subsidiary	—	(360)
Sale of noncontrolling interest in subsidiary	—	450
Contributions from noncontrolling interests	100	33
Distributions to noncontrolling interests	(94)	(111)
Other	(1)	(1)
Net cash (used in) provided by financing activities	(150)	1,190
Net cash provided by discontinued operations	—	1

Net decrease in cash and cash equivalents and restricted cash	(13)	(9)
Cash and cash equivalents and restricted cash at beginning of year – continuing operations	35	115
Cash and cash equivalents and restricted cash at beginning of year – discontinued operations	—	18
Cash and cash equivalents and restricted cash at end of period – continuing operations	$22	$106
Cash and cash equivalents and restricted cash at end of period – discontinued operations	$—	$13

_____________________
The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(unaudited; in millions, except number of Class F units)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22	$35
Receivables, trade and other	77	65
Due from General Partner and affiliates	87	101
Accrued receivables	101	105
Other current assets	18	24
	305	330
Property, plant and equipment, net	12,955	12,896
Equity investment in joint venture	1,593	1,565
Other assets, net	33	37
Total assets	$14,886	$14,828
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and other	$176	$173
Due to General Partner and affiliates	54	48
Interest payable	100	85
Environmental liabilities	17	23
Property and other taxes payable	107	106
Current portion of long-term debt	1,000	500
	1,454	935
Long-term debt	5,702	6,366
Loans from General Partner and affiliate	750	610
Other long-term liabilities	180	178
	8,086	8,089
Commitments and contingencies
Partners’ capital:
Class E units (18.1 authorized and issued at March 31, 2018 and December 31, 2017, respectively)	774	774
Class A common units (326.5 outstanding at March 31, 2018 and December 31, 2017, respectively)	737	860
Class B common units (7.8 authorized and issued at March 31, 2018 and December 31, 2017, respectively)	—	—
i-units (92.1 and 89.8 authorized and issued at March 31, 2018 and December 31, 2017, respectively)	—	—
Class F units (1,000 authorized and issued at March 31, 2018 and December 31, 2017, respectively)	267	267
General Partner	136	68
Accumulated other comprehensive loss	(187)	(199)
Total Enbridge Energy Partners, L.P. partners’ capital	1,727	1,770
Noncontrolling interests	5,073	4,969
Total Partners’ capital	6,800	6,739
Total Liabilities and Partners’ capital	$14,886	$14,828
_____________________
The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited; in millions)

	Three months ended March 31,
	2018	2017
Series 1 Preferred units:
Beginning balance	$—	$1,192
Net income	—	23
Distribution payable	—	(23)
Accretion of discount on preferred units	—	1
Ending balance	—	1,193
Class D units:
Beginning balance	—	2,518
Distributions	—	(39)
Ending balance	—	2,479
Class E units:
Beginning balance	774	778
Net income	6	6
Distributions	(6)	(10)
Ending balance	774	774
Class A common units:
Beginning balance	860	—
Net income (loss)	(9)	142
Distributions	(114)	(153)
Sale of noncontrolling interest in subsidiary	—	29
Other	—	(18)
Ending balance	737	—
Class B common units:
Net income	3	4
Sale of noncontrolling interest in subsidiary	—	1
Distributions	(3)	(5)
Ending balance	—	—
i-units:
Net loss	—	(3)
Sale of noncontrolling interest in subsidiary	—	9
Other	—	(6)
Ending balance	—	—
Class F units:
Beginning balance	267	—
Net income	4	—
Distributions	(4)	—
Ending balance	267	—
_____________________
The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL - (continued)
(unaudited; millions of dollars)

	Three months ended March 31,
	2018	2017
Incentive distribution units:
Beginning balance	—	495
Distributions	—	(5)
Ending balance	—	490
General Partner:
Beginning balance	68	(667)
Net income (loss)	70	(60)
Distributions	(3)	(5)
Sale of noncontrolling interest in subsidiary	—	1
Other	1	—
Ending balance	136	(731)
Accumulated other comprehensive loss:
Beginning balance	(199)	(339)
Changes in fair value of derivative financial instruments recognized in other comprehensive income	—	(1)
Changes in fair value of derivative financial instruments reclassified to income	12	10
Ending balance	(187)	(330)
Noncontrolling interests:
Beginning balance	4,969	3,846
Capital contributions	100	39
Sale of noncontrolling interest in subsidiary	—	411
Acquisition of noncontrolling interest in subsidiary	—	(360)
Net income	98	68
Distributions to noncontrolling interests	(94)	(119)
Ending balance	5,073	3,885
Total Partners’ Capital at end of period	$6,800	$7,760
_____________________
The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. GENERAL

The terms “we,” “our,” “us” and “Enbridge Energy Partners” as used in this report refer collectively to Enbridge Energy Partners, L.P. and its subsidiaries unless the context suggests otherwise. Those terms are used for convenience only and are not intended as a precise description of any separate legal entity within Enbridge Energy Partners.

Nature of Operations
We, together with our consolidated subsidiaries, provide crude oil and liquid petroleum gathering, transportation and storage services. In June 2017, we sold all of our ownership interest in our Midcoast gas gathering and processing business to our General Partner. The sale of this ownership interest represented a strategic shift in our business and met the criteria for classification as discontinued operations, which resulted in the results of operations, cash flows and financial position of our natural gas business for the prior periods being reflected as discontinued operations. For further information refer to Note 6 - Asset Held for Sale, Dispositions and Discontinued Operations.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all the information and notes required by U.S. GAAP for annual consolidated financial statements and should therefore be read in conjunction with our annual consolidated financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. These interim consolidated financial statements follow the same significant accounting policies as those included in our annual consolidated financial statements for the year ended December 31, 2017, except for the adoption of new standards.

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

2. CHANGES IN ACCOUNTING POLICIES

Adoption of New Standards
Clarifying Guidance on Derecognition and Partial Sales of Nonfinancial Assets
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2017-05 on a modified retrospective basis. The new standard clarifies the scope provisions of nonfinancial assets and how to allocate consideration to each distinct asset upon sale or partial sale and amends the guidance for derecognition of a distinct nonfinancial asset in partial sale transactions so that an in-scope partial sale results in the recognition of a full gain or loss. The adoption of this accounting update did not have a material impact on our consolidated financial statements.

Clarifying the Presentation of Restricted Cash in the Statement of Cash Flows
Effective January 1, 2018, we adopted ASU 2016-18 on a retrospective basis. The new standard clarifies guidance on the classification and presentation of changes in restricted cash and restricted cash equivalents within the statement of cash flows. The amendments require that changes in restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the opening and closing period amounts shown on the statement of cash flows. For current and comparative periods, we amended the presentation in our consolidated statements of cash flows to include restricted cash and restricted cash equivalents with cash and cash equivalents.

Simplifying Cash Flow Classification
Effective January 1, 2018, we adopted ASU 2016-15 on a retrospective basis. The new standard reduces diversity in practice of how certain cash receipts and cash payments are classified in the statement of cash flows. The new guidance addresses eight specific presentation issues. We assessed each of the eight specific presentation issues and the adoption of this ASU did not have a material impact on our consolidated financial statements.

Revenues from Contracts with Customers
Effective January 1, 2018, we adopted ASU 2014-09 on a modified retrospective basis to contracts that were not yet completed at the date of initial application. The new standard was issued with the intent of significantly enhancing consistency and comparability of revenue recognition practices across entities and industries. The new standard establishes a single, principles-based five-step model to be applied to all contracts with customers and introduces new and enhanced disclosure requirements. It also requires the use of more estimates and judgments than the present standards in addition to additional disclosures. The adoption of this new standard did not have a material impact on our consolidated financial statements, see Note 3 - Revenue for further details.

Future Accounting Policy Changes
Improvements to Accounting for Hedging Activities
ASU 2017-12 was issued in August 2017 with the objective of better aligning an organization's risk management activities and the resulting hedge accounting reflected in the financial statements. The amendments allow cash flow hedging of contractually specified components in financial and non-financial items. Under the new guidance, hedge ineffectiveness is no longer required to be measured and hedging instruments’ fair value changes will be recorded in the same income statement line as the hedged item. The ASU also allows the initial quantitative hedge effectiveness assessment to be performed at any time before the end of the quarter in which the hedge is designated. After initial quantitative testing is performed, an ongoing qualitative effectiveness assessment is permitted. The accounting update is effective January 1, 2019, with early adoption permitted and is to be applied on a modified retrospective basis. We are currently assessing the impact of the new standard on the consolidated financial statements.

Accounting for Credit Losses
ASU 2016-13 was issued in June 2016 with the intent of providing financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Current treatment uses the incurred loss methodology for recognizing credit losses that delays the recognition until it is probable a loss has been incurred. The accounting update adds a new impairment model, known as the current expected credit loss model, which is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses, which the Financial Accounting Standards Board believes will result in more timely recognition of such losses. The accounting update is effective January 1, 2020. We are currently assessing the impact of the new standard on our consolidated financial statements.

Recognition of Leases
ASU 2016-02 was issued in February 2016 with the intent to increase transparency and comparability among organizations. It requires lessees of operating lease arrangements to recognize lease assets and lease liabilities on the statement of financial position and disclose additional key information about lease agreements. The accounting update also replaces the current definition of a lease and requires that an arrangement be recognized as a lease when a customer has the right to obtain substantially all of the economic benefits from the use of an asset, as well as the right to direct the use of the asset. We are currently gathering a complete inventory of our lease contracts in order to assess the impact of the new standard on our consolidated financial statements. We will adopt the new standard on January 1, 2019 and we are currently evaluating options with respect to the transition practical expedients offered in connection with this update.

Further, ASU 2018-01 was issued in January 2018 to address stakeholder concerns about the costs and complexity of complying with the transition provisions of the new lease requirements as they relate to land easements. The amendments provide an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under existing guidance. We intend to elect this practical expedient in connection with the adoption of the new lease requirements.

3. REVENUE

Revenue from Contracts with Customers

Major Products and Services

Three months ended March 31,
2018
(in millions)
Operating revenues:
Transportation revenue	$571
Storage and other revenue	24
Intersegment revenue	—
Total revenue from contracts with customers	595
Other revenue	(3)
Total revenue	$592

Recognition and Measurement of Revenue

Three months ended March 31,
2018
(in millions)
Revenue from products transferred at a point in time - crude oil sales	$—
Revenue from products and services transferred over time - crude oil pipeline transportation and storage	595
Total revenue	$595

Payment terms
Payments are received monthly from customers under long-term transportation contracts.

Contract balances
We had Receivables balances of $250 million and $237 million at January 1, 2018 and March 31, 2018, respectively. We had no material Contract asset and Contract liabilities during the three months ended March 31, 2018.

Revenue to be Recognized from Unfulfilled Performance Obligations
Total revenue from performance obligations expected to be fulfilled in future periods is $418 million, of which $80 million and $102 million is expected to be recognized during the remaining nine months ending December 31, 2018 and for the year ended December 31, 2019, respectively.

Certain revenues such as flow-through operating costs charged to shippers are recognized at the amount for which we have the right to invoice our customers. Those revenues are not included in the amounts for revenue to be recognized in the future from unfulfilled performance obligations above. Variable consideration is excluded from the amounts above due to the uncertainty of the associated consideration, which is generally resolved when actual volumes and prices are determined. Additionally, the effect of escalation on certain tolls which are contractually escalated for inflation has not been reflected in the amounts above as it is not possible to reliably estimate future inflation rates. Finally, revenues from contracts with customers which have an original expected duration of one year or less are excluded from the amounts above.

Significant Judgments made in Recognizing Revenue
Judgment is required in estimating variable consideration for volumetric transportation and sales contracts. We estimate variable consideration for these contracts as the most likely amount based on actual volumes transported and delivered when those quantities are determined at the conclusion of each month using metered volumes and actual average monthly index prices for commodity sales contracts.

4. NET INCOME PER LIMITED PARTNER UNIT

We determined basic and diluted net income per limited partner unit as follows:

	Three months ended March 31,
	2018	2017
	(in millions, except per unit amounts)
Continuing operations:
Net income	$172	$179
Noncontrolling interests	(98)	(76)
Series 1 preferred unit distributions	—	(23)
Accretion of discount on Series 1 preferred units	—	(1)
Net income – continuing operations	74	79
Distributions:
Incentive distributions to Class F units	(4)	(4)
Distributed earnings attributed to our General Partner	(3)	(3)
Distributed earnings attributed to Class E units	(6)	(6)
Total distributed earnings to our General Partner, Class E and Class F units	(13)	(13)
Total distributed earnings attributed to our common units and i-units	(150)	(147)
Total distributed earnings	(163)	(160)
Overdistributed earnings	$(89)	$(81)

Discontinued operations:
Net loss	$—	$(22)
Noncontrolling interest	—	8
Net loss – discontinued operations	$—	$(14)
Weighted average common units and i-units outstanding	425	353

Basic and diluted earnings per unit:
Distributed earnings per common unit and i-unit – continuing operations(1)	$0.35	$0.41
Overdistributed earnings per common unit and i-unit(2)	(0.20)	(0.22)
Net income per common unit and i-unit (basic and diluted) – continuing operations(3)	0.15	0.19
Net loss per common unit and i-unit (basic and diluted) – discontinued operations(3)	—	(0.04)
Net income per common unit and i-unit (basic and diluted)	$0.15	$0.15
_____________________

(1)	Represents the total distributed earnings to common units and i-units divided by the weighted average number of common units and i-units outstanding for the period.

(2)
Represents the common units’ and i-units’ share (98%) of distributions in excess of earnings divided by the weighted average number of common units and i-units outstanding for the period and overdistributed earnings allocated to the common units and i-units based on the distribution waterfall that is outlined in our partnership agreement.

(3)
For the three months ended March 31, 2018, 18.1 million anti-dilutive Class E units were excluded from the if-converted method of calculating diluted earnings per share. For the three months ended March 31, 2017, 43.2 million anti-dilutive Preferred units and 18.1 million anti-dilutive Class E units were excluded from the if-converted method of calculating diluted earnings per unit. For the three months ended March 31, 2017, 66.1 million anti-dilutive Class D units were excluded from the if-converted method of calculating diluted earnings per unit as a wholly-owned subsidiary of our General Partner irrevocably waived all of its rights associated with the Class D units, effective April 27,2017.

5. REGULATORY MATTERS

Regulatory Accounting
Our over and under recovery revenue adjustments and net regulatory asset amortization are as follows:

	Three months ended March 31,
	2018	2017
	(in millions)
Net regulatory asset balance at beginning of period	$3	$12
Prior period true-up	4	(5)
Current period over recovery revenue adjustments	(16)	(39)
Amortization of prior year regulatory asset	(2)	(2)
Net regulatory liability balance at end of period	$(11)	$(34)

6. ASSET HELD FOR SALE, DISPOSITIONS AND DISCONTINUED OPERATIONS

Asset Held for Sale
At March 31, 2018, we satisfied the conditions as set out in our agreements for the sale of our Line 10 crude oil pipeline, a component of our Lakehead System. Line 10 originates near Hamilton, Ontario and terminates at West Seneca, New York. We own the United States portion of Line 10, while a subsidiary of the indirect parent of our General Partner, Enbridge Inc., (Enbridge) owns the Canadian portion.

We expect to close the sale of Line 10 within one year, subject to regulatory approval and certain closing conditions. As such, we classified our portion of Line 10 assets as held for sale and measured them at the lower of their carrying value or fair value less costs to sell, which resulted in a loss of $35 million included within “Impairment of long-lived asset” on our consolidated statements of income. The remaining held for sale assets and liabilities are not material.

Dispositions
In March 2017, we completed the sale of the Ozark Pipeline to a subsidiary of MPLX LP for cash proceeds of approximately $220 million, including reimbursement costs. A gain on disposal of $11 million before tax was included in “Gain on sale of assets” on our consolidated statements of income.

Discontinued Operations
Sale of Natural Gas Business
In June 2017, we completed the sale of all of our ownership interest in our Midcoast gas gathering and processing business to our General Partner for $2.26 billion, which included cash consideration of $1.31 billion and outstanding indebtedness at Midcoast Energy Partners, L.P. (MEP) of $953 million. This sale included our 48.4% limited partnership interest in Midcoast Operating, L.P., our 51.9% limited partnership interest in MEP, and our 100% interest in Midcoast Holdings, L.L.C., MEP’s general partner. We recorded no gain or loss on the sale as this transaction was between entities under common control of Enbridge. The carrying value of the net assets sold was $4.29 billion. As a result of the transaction, partners’ capital decreased by $2.13 billion, all of which was allocated to the General Partner’s capital account. Noncontrolling interest (NCI) in MEP of $297 million was eliminated.

The following table presents the operating results from discontinued operations of our Midcoast gas gathering and processing business, which have been segregated from our continuing operations in our consolidated statements of income:

Three months ended March 31,
2017
(in millions)
Operating revenues	$574
Operating expenses:
Commodity costs	488
Operating and administrative	70
Depreciation and amortization	37
595
Operating loss	(21)
Interest expense, net	8
Other income	8
Loss before income taxes	(21)
Income tax expense	(1)
Loss from discontinued operations, net of taxes	$(22)

7. EQUITY INVESTMENT IN JOINT VENTURE

The following table presents our equity investment in a joint venture and ownership interest in MarEn Bakken Company LLC (MarEn).

	Ownership Interest	March 31, 2018	December 31, 2017
		(in millions)
MarEn Bakken Company LLC	75%	$1,593	$1,565

In February 2017, our joint venture with Marathon Petroleum Corporation (MPC), MarEn, closed its acquisition to acquire a 49% interest in Bakken Pipeline Investments LLC (BPI). BPI owns 75% of the Dakota Access Pipeline and the Energy Transfer Crude Oil Pipeline, collectively the Bakken Pipeline System. The Bakken Pipeline System was placed into service June 1, 2017. Our investment subsidiary, Enbridge Holdings (DakTex) L.L.C. (DakTex) and MPC indirectly hold 75% and 25% interests, respectively, of MarEn. The purchase of DakTex's effective 27.6% interest in the Bakken Pipeline System was $1.5 billion and funded through a bridge loan from Enbridge (U.S.) Inc., (EUS) an affiliate of our General Partner and was re-paid and terminated on April 27, 2017, as a result of the finalization by our Board of Directors the joint funding arrangement with our General Partner. The joint funding arrangement with our General Partner, which resulted in DakTex now being owned 75% by our General Partner and 25% by us. Refer to Note 11 - Related Party Transactions for further details on our joint funding arrangements.

We account for our investment in MarEn under the equity method of accounting. For the three months ended March 31, 2018, we recognized $23 million in “Income from equity investment in joint venture" in our consolidated statements of income representing our equity earnings for this investment, net of amortization of the excess of the purchase price over the underlying net book value (basis difference).

Our equity investment includes basis difference of the investees’ assets at the purchase date, which is comprised of $14 million in goodwill and $931 million in amortizable assets. We amortized $10 million for the three months ended March 31, 2018, which was recorded as a reduction to equity earnings.

8. DEBT

Credit Facilities

	Maturity Dates(1)	Total Facilities(2)	Draws(3)	Available

	(in millions)
Enbridge Energy Partners, L.P.	2019 – 2022	$2,625	$1,288	$1,337
_______________________

(1)	Includes $175 million and $185 million of commitments that expire in 2018 and 2020, respectively.

(2)	Includes our $2.0 billion multi-year revolving credit facility (Credit Facility) and our $625 million credit agreement (364-Day Credit Facility).

(3)
Includes facility draws, letters of credit and commercial paper issuances that are back-stopped by the credit facility and excludes our unsecured revolving 364 day credit agreement with EUS (the EUS 364-day Credit Facility).

Our commercial paper program provides for the issuance of up to an aggregate principal amount of $1.5 billion of commercial paper and is supported by the availability of long-term committed credit facilities, and therefore classified as long-term debt as of March 31, 2018 and December 31, 2017, respectively.

In addition to the committed credit facilities noted in the above table, we also have $175 million available under an uncommitted letters of credit arrangement, of which $172 million and $174 million were unutilized as of March 31, 2018 and December 31, 2017, respectively.

Under our multi-year senior unsecured revolving credit facility and our 364-day revolving credit agreement (the Credit Facilities), we had net repayments of approximately $150 million as of March 31, 2018, which includes gross borrowings of $250 million and gross repayments of $400 million.

Under our commercial paper program, we had net repayments of approximately $15 million as of March 31, 2018, which includes gross borrowings of $4.59 billion and gross repayments of $4.61 billion.

As of March 31, 2018, we had approximately $1.3 billion of unutilized commitments under the terms of our Credit Facilities.

Debt Covenants
We and our consolidated subsidiaries were in compliance with the terms of our financial covenants under our consolidated debt agreements as of March 31, 2018.

Fair Value of Debt Obligations
The carrying amounts of our outstanding commercial paper, borrowings under our Credit Facilities, and the EUS 364-day Credit Facility approximate their fair values due to the short-term nature and frequent repricing of the amounts outstanding under these obligations. The fair value of our outstanding commercial paper and borrowings under our Credit Facilities and the EUS 364-day Credit Facility are included with our long-term debt obligations above since we have the ability and the intent to refinance the amounts outstanding on a long-term basis.

The approximate fair value of our fixed-rate debt obligations was $5.7 billion and $5.8 billion as of March 31, 2018 and December 31, 2017, respectively. We determined the approximate fair values using a standard methodology that incorporates pricing points that are obtained from independent, third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding. The fair value of our long-term debt obligations is categorized as Level 2 within the fair value hierarchy.

9. NONCONTROLLING INTERESTS

The following table presents income attributable to our noncontrolling interests as outlined below:

	Three months ended March 31,
	2018	2017
	(in millions)
Eastern Access	$34	$40
U.S. Mainline Expansion	35	33
North Dakota Pipeline Company	—	(2)
U.S. Line 3 Replacement Program	12	5
Enbridge Holdings (DakTex) L.L.C.	17	—
Midcoast Energy Partners, L.P. – Discontinued Operations	—	(8)
Total	$98	$68

10. PARTNERS' CAPITAL

Curing
Our limited partnership agreement does not permit capital deficits to accumulate in the capital accounts of any limited partner and thus requires that such capital account deficits be “cured” by additional allocations from the positive capital accounts of the common units, i-units, and our General Partner, generally on a pro-rated basis. For the three months ended March 31, 2018, the carrying amounts for the capital accounts of the Class B common units were reduced below zero due to distributions to limited partners in excess of earnings and were subsequently cured. Class A units and i-units had positive capital balances and therefore, as outlined in the partnership agreement, we allocated earnings of $69 million to our General Partner to recover previous curing allocations made by the General Partner.

11. RELATED PARTY TRANSACTIONS

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

The affiliate amounts incurred by us for services received pursuant to the services agreements are reflected in “Operating and administrative - affiliate” on our consolidated statements of income.

Enbridge and its affiliates allocated direct workforce costs to us for our construction projects of $3 million and $4 million for the three months ended March 31, 2018 and 2017, respectively, that we recorded as additions to “Property, plant and equipment, net” on our consolidated statements of financial position.

Affiliate Revenues
We record operating revenues for storage, transportation and terminalling services we provide to affiliates, which are presented in “Transportation and other services - affiliate” on our consolidated statements of income.

Financial Transactions with Affiliates
EUS 364-day Credit Facility

We are party to the EUS 364-day Credit Facility, with EUS. The EUS 364-day Credit Facility is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to, $750 million. As of March 31, 2018, we had $750 million outstanding under this facility, excluding any accrued interest to date.

Joint Funding Arrangement for Bakken Pipeline System
We have a joint funding arrangement with our General Partner which established ownership in the Class A units of DakTex, the entity through which we and our General Partner own our interest in MarEn. Our General Partner owns a 75% interest and we own a 25% interest in DakTex, with an option for us to increase our interest by 20% at a price equal to net book value, at any time during the five years subsequent to the June 1, 2017 in-service date of the Bakken Pipeline System.

Our General Partner made contributions of $3 million to DakTex for the three months ended March 31, 2018. Equity income for the three months ended March 31, 2018, was $23 million, of which 75% is attributable to our General Partner and recorded as part of NCI.

Joint Funding Arrangement for U.S. Line 3 Replacement Program
We have a joint funding arrangement with our General Partner for the U.S. Line 3 Replacement Program (U.S. L3R Program). Under the terms of the arrangement, our General Partner funds 99% and we fund 1% of the capital cost of the U.S. L3R Program. We have an option to increase our interest in the U.S. L3R Program assets up to 40% in the U.S. portion at book value at any time up to four years after the project goes into service. Our General Partner paid $450 million for its 99% interest in the project in January 2017, including our share of the construction costs and other incremental amounts. The carrying amount of our General Partner's 99% interest in the project was recorded as an increase to noncontrolling interest. The $40 million difference between the cash received and the carrying amount was recorded as an increase to the capital accounts of our common units, i-units, and General Partner interest on a pro-rated basis.

Our General Partner made contributions totaling $91 million and $19 million, respectively, to Enbridge Energy, Limited Partnership (OLP) for the three months ended March 31, 2018 and 2017, respectively, to fund its portion of the construction costs associated with the U.S. L3R Program.

Joint Funding Arrangement for Eastern Access Projects
We have a joint funding arrangement with our General Partner that established the Series EA interests in the OLP (the EA interest), which were created to finance the Eastern Access Project to increase access to refineries in the U.S. Upper Midwest and in Ontario, Canada for light crude oil produced in western Canada and the United States.

In January 2017, we exercised our option under the Eastern Access joint funding arrangement to acquire an additional 15% interest in the Eastern Access Project, thereby increasing our ownership interest from 25% to 40% and reducing the interest of our General Partner from 75% to 60%. The exercise of our option occurred at book value of approximately $360 million and reduced noncontrolling interest by approximately $360 million. The Eastern Access Project was placed into service in June 2016.

Our General Partner made contributions totaling $1 million and $6 million to the OLP for the three months ended March 31, 2018 and 2017, respectively, to fund its portion of the construction costs associated with the Eastern Access Project.

Joint Funding Arrangement for U.S. Mainline Expansion Projects
The OLP also has a series of partnership interests (the ME interests) which were created to finance the Mainline Expansion Projects to increase access to the markets of North Dakota and western Canada for light oil production on our Lakehead System between Neche, North Dakota and Superior, Wisconsin. Our General Partner owns 75% of the ME interests and we own 25% of the ME interests, with an option for us to increase our ownership interest by an additional 15% at cost, under the Mainline Expansion joint funding arrangement.

Our General Partner made contributions totaling $5 million and $15 million to the OLP for the three months ended March 31, 2018 and 2017, respectively, to fund its portion of the construction costs associated with the Mainline Expansion Projects.

Distributions
Distribution to Series EA Interests
The following table presents distributions paid by the OLP during the three months ended March 31, 2018, to our General Partner and its affiliate, representing the noncontrolling interest in the Series EA, and to us, as the holders of the Series EA general partner interests and certain limited partner interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to Noncontrolling Interest	Total Series EA Distribution
			(in millions)
January 31, 2018	February 14, 2018	$34	$50	$84

Distribution to Series ME Interests
The following table presents distributions paid by the OLP during the three months ended March 31, 2018, to our General Partner and its affiliate, representing the noncontrolling interest in the Series ME, and to us, as the holders of the Series ME general partner and certain limited partner interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to Noncontrolling Interest	Total Series ME Distribution
			(in millions)
January 31, 2018	February 14, 2018	$15	$44	$59

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

As of March 31, 2018 and December 31, 2017, our consolidated statements of financial position included $17 million and $23 million, respectively, in “Environmental liabilities,” and $52 million and $51 million, respectively, in “Other long-term liabilities,” that we have accrued for costs to address remediation of contaminated sites, asbestos containing materials, management of hazardous waste material disposal, outstanding air quality measures for certain of our liquids assets and penalties we have been or expect to be assessed.

Legal and Regulatory Proceedings
We are subject to various legal and regulatory actions and proceedings that arise in the normal course of business, including interventions in regulatory proceedings and challenges to regulatory approvals and permits by special interest groups. Some of these proceedings are covered, in whole or in part, by insurance.

We are in discovery in relation to a unitholder class and derivative action, with trial scheduled in the second quarter of 2019. A motion to dismiss the entirety of the action is pending. An estimate of reasonably possible losses, if any, associated with causes of action cannot be made until all of the facts, circumstances and legal theories relating to such claims and the defenses are fully disclosed and analyzed. We have not established any reserves relating to this action. We believe the action is without merit and expect to vigorously defend against it. We believe an unfavorable outcome to be more than remote but less than probable.

13. SUBSEQUENT EVENTS

Distribution to Partners
On April 27, 2018, the board of directors of Enbridge Management declared a distribution payable to our partners on May 15, 2018. The distribution will be paid to unitholders of record as of May 8, 2018 of our available cash of $163 million at March 31, 2018, or $0.35 per limited partner unit. Of this distribution, $130 million will be paid in cash, $32 million will be distributed in i-units to our i-unitholder, Enbridge Management, and due to the i-unit distribution, $1 million will be retained from our General Partner from amounts otherwise distributable to it in respect of its general partner interest and limited partner interest to maintain its 2% general partner interest.

Distribution from DakTex
On April 6, 2018, we received total distributions of $50 million from DakTex, of which $38 million was paid to our General Partner, and represents noncontrolling interest in Class A units of DakTex. $12 million was paid to us as the holders of the remaining Class A units of DakTex.

Distribution to Series EA Interests
On April 27, 2018 the managing general partner of the Series EA interests, declared a distribution payable to the holders of the Series EA general and limited partner interests. The OLP will pay $47 million to the noncontrolling interest in the Series EA, while $32 million will be paid to us.

Distribution to Series ME Interests
On April 27, 2018, the managing general partner of the Series ME interests declared a distribution payable to the holders of the Series ME general and limited partner interests. The OLP will pay $40 million to the noncontrolling interest in the Series ME, while $13 million will be paid to us.

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes included in Item 1. Financial Statements of this report and in conjunction with the audited consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (SEC) on February 16, 2018.

RECENT DEVELOPMENTS

REVISED FERC POLICY ON TREATMENT OF INCOME TAXES

On March 15, 2018, the Federal Energy Regulatory Commission (FERC) changed its long-standing policy on the treatment of income tax amounts included in the rates of pipelines and other entities subject to cost of service rate regulation within a Master Limited Partnership (MLP). The FERC revised a policy in-place since 2005 to no longer permit entities organized as MLP's to recover an income tax allowance in their cost of service rates. The announcement of the Revised Policy Statement was accompanied by a Notice of Inquiry seeking comment on how FERC should address changes related to Accumulated Deferred Income Taxes (ADIT) and bonus depreciation. We are organized as an MLP and certain of the rates applicable to our expansion projects are tolled annually on a cost of service basis, via the Lakehead Facility Surcharge Mechanism (FSM). These FERC announcements have adversely affected MLPs generally, including us.

The 2018 financial impact to us from the combination of US Tax Reform and FERC policy actions is expected to be an approximate $180 million reduction in revenues, exclusive of the impact of ADIT and other implementation issues, which are pending further guidance from the FERC. We filed comments to request clarification, reconsideration, and rehearing of FERC’s Revised Policy Statement in April and expect to file comments in response to the Notice of Inquiry later this month. On April 27, 2018, the FERC issued a tolling order for the purpose of affording it additional time for consideration of matters raised on rehearing.

Pending greater clarification from the FERC on the application of its new policy, assessing the near-term and long-term implication of the policy is challenging. We have provided our best estimate of the implication to 2018 and are assessing alternatives to mitigate the impacts of the policy on our financial outlook and results of operations. Both the direct consequences of the change in FERC policy, as well as the adverse market effect may negatively impact the longer-term availability of capital to us at attractive terms.

RESULTS OF OPERATIONS - OVERVIEW

We provide services to our customers and returns for our unitholders through our liquids business, which consists of interstate pipeline transportation and storage of crude oil and liquid petroleum. Our liquids business is conducted through three systems: Lakehead System, Mid-Continent System and Bakken Assets. These systems largely consist of FERC regulated interstate crude oil and liquid petroleum pipelines, gathering systems and storage facilities. The Lakehead System, together with the Canadian portion of the liquid petroleum mainline system (Enbridge System), forms the longest liquid petroleum pipeline system in the world. Our liquids systems generate revenues primarily from charging shippers a rate per barrel to gather, transport and store crude oil and liquid petroleum.

In June 2017 our General Partner acquired all of our ownership interests in our Midcoast gas gathering and processing business through the acquisition of all of our 48.4% interest in Midcoast Operating, all of our ownership interests in Midcoast Holdings, L.L.C., and all of our limited partnership interests in MEP.

The results of our Midcoast gas gathering and processing business are included in “Loss from discontinued operations” in our consolidated statements of income.

The following table reflects our results of operations for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(in millions)
Operating revenues	$592	$605
Operating expenses:
Operating and administrative	70	88
Operating and administrative - affiliate	63	76
Power	77	74
Depreciation and amortization	110	109
Impairment of long-lived asset	35	—
Gain on sale of assets	—	(11)
	355	336
Operating income	237	269
Interest expense, net	104	99
Allowance for equity used during construction	16	10
Income from equity investment in joint venture	23	—
Income from continuing operations before income taxes	172	180
Income tax expense	—	(1)
Income from continuing operations	172	179
Loss from discontinued operations, net of taxes	—	(22)
Net income	172	157
Noncontrolling interests	(98)	(68)
Series 1 preferred unit distributions	—	(23)
Accretion of discount on Series 1 preferred units	—	(1)
Net income - controlling interests	$74	$65

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Operating Revenues
The $13 million decrease was mainly driven by:

•	Lower operating revenue from our Mid-Continent System as a result of the sale of the Ozark Pipeline in March 2017, partially offset by higher storage revenue from the Cushing Storage Terminal.

Operating Expenses
The $19 million increase was mainly driven by:

•
An impairment charge of $35 million in 2018 related to our Line 10 crude oil pipeline, a component of the Lakehead System. The impairment charge results from the classification of Line 10 as held for sale and the subsequent measurement at the lower of carrying value and fair value less cost to sell, partially offset by:

•
Lower operating expenses from our Mid-Continent System primarily due to lower environmental costs resulting from $10 million in environmental remediation costs related to a release on the Ozark Pipeline in January 2017. Additionally, lower repair and maintenance expenses on the Cushing Storage Terminal due to timing of work scheduled during the period, and

•	The timing of operating expenses on the Lakehead System.

Income from equity investment in joint venture
The $23 million increase was driven by equity earnings from our interest in the Bakken Pipeline System, which was placed into service in June 2017.

Loss from discontinued operations, net of taxes
The $22 million decrease was driven by the sale of our Midcoast gas gathering and processing business in June 2017, to our General Partner, resulting in the absence of losses in the first quarter of 2018.

Income attributable to noncontrolling interests
The $30 million increase was mainly driven by:

•	The sale of all our interest in our Midcoast gas gathering and processing business resulting in the absence of losses attributable to NCI,

•	Equity earnings from our investment in the Bakken Pipeline System, which was placed into service in June 2017, of which 75% of the earnings are attributable to NCI, and

•
The allocation of credits in relation to both the interest component (AIDC) and the cost of equity component (AEDC) of allowance for funds used during construction (AFUDC) related to contributions made by our General Partner in relation to the U.S. L3R Program, of which 99% is attributable to NCI under the terms of our joint funding arrangement.

Series 1 Preferred Units Distribution
The $23 million decrease was driven by the April 2017 redemption of our outstanding Series 1 Preferred Units resulting in the absence of preferred distributions in the first quarter of 2018.

RESULTS OF OPERATIONS - LIQUIDS

The following tables set forth the operating results and statistics of our sole operating segment for the periods presented:

	Three months ended March 31,
	2018	2017
	(in millions)
Operating Results:
Operating revenues	$592	$605
Operating expenses:
Operating and administrative	(130)	(161)
Power	(77)	(74)
Gain on sale of assets	—	11
Impairment of long-lived asset	(35)	—
Allowance for equity used during construction	16	10
Income from equity investment in joint venture	23	—
EBITDA	$389	$391

Operating Statistics:
Lakehead System:
United States(1)	2,078	2,057
Canada(1)	688	691
Total Lakehead System delivery volumes(1)	2,766	2,748
Barrel miles (billions)	192	191
Average haul (miles)	770	773
Mid-Continent System delivery volumes(1)	—	145
Bakken Assets:
North Dakota System to Clearbrook(1)	215	203
Bakken System to Cromer(1)	44	131
Total Bakken Assets delivery volumes(1)	259	334
Total Liquids segment delivery volumes(1)	3,025	3,227
___________________________

(1)	Average Bpd in thousands.

Three months ended March 31, 2018 compared with the three months ended March 31, 2017
EBITDA decreased by $2 million primarily due to the following items:

•
An impairment charge of $35 million in 2018 related to our Line 10 crude oil pipeline, a component of the Lakehead System, resulting from the classification as held for sale and the subsequent measurement at the lower of its carrying value or fair value less cost to sell and a lower tax rate pursuant to the United States Tax Reform, which decreased revenue collected in our rates; and

•	Lower transportation revenues due to the sale of the Ozark Pipeline on March 1, 2017; partially offset by

•	An increase in Lakehead System EBITDA resulting from the timing of operating expenses, the net effect of recognizing the Return on Equity (ROE) component of revenue under-collection in 2017; and

•	EBITDA from our interest in the Bakken Pipeline System, which was placed into service in June 2017; and

•	Higher EBITDA from our Mid-Continent System resulting from higher storage revenue and lower operating costs at the Cushing Storage Terminal.

GROWTH PROJECTS - COMMERCIALLY SECURED PROJECTS

We currently have a multi-billion dollar growth program underway, with projects expected to come into service in 2019, in addition to options to increase our economic interest in projects that are jointly funded by Enbridge and us.

The following table summarizes the status of our commercially secured projects for the Liquids segment. Expenditures to date reflect total cumulative expenditures incurred from inception of the project to March 31, 2018.

	Ownership Interest	Estimated Capital Costs(1)	Expenditures to Date(2)	Status	Expected In-Service Date
Lakehead System Mainline Expansion - Line 61(3)(4)	25%	$0.4 billion	$0.4 billion	Substantially complete	2H - 2019
U.S. Line 3 Replacement Program(5)	1%	$2.9 billion	$0.8 billion	Pre- construction(6)	2H - 2019
_____________________

(1)	These amounts are estimates and are subject to upward or downward adjustment based on various factors.

(2)	Expenditures to date reflect total cumulative expenditures incurred from inception of the project up to March 31, 2018.

(3)
Jointly funded 25% by us and 75% by our General Partner under the Mainline Expansion joint funding arrangement. Estimated capital costs are presented at 100% before our General Partner’s contributions.

(4)	Estimated in-service date will be adjusted to coincide with the in-service date of the U.S. L3R Program.

(5)	Jointly funded 1% by us and 99% by our General Partner under the Line 3 Replacement joint funding arrangement. Estimated capital costs are presented at 100% before our General Partner's contributions.

(6)	Construction of the Wisconsin portion of the project is mechanically complete as noted below. The remaining portion of the project is in pre-construction status.

The following commercially secured growth projects are expected to be placed into service in 2019:

•
U.S. L3R PROGRAM - Construction on the Wisconsin portion of the U.S. L3R Program commenced in late June 2017, was mechanically completed in February 2018 and is expected to be commissioned in May 2018. For additional updates on the project, refer to Growth Projects - Regulatory Matters.

GROWTH PROJECTS - REGULATORY MATTERS

U.S. L3R PROGRAM

We are in the process of obtaining the appropriate permits for constructing the U.S. L3R Program in Minnesota. The project requires both a Certificate of Need (Certificate) and an approval of the pipeline’s route (Route Permit) from the Minnesota Public Utilities Commission (MNPUC). On February 1, 2016, the MNPUC issued a written order requiring the Minnesota Department of Commerce (DOC) to prepare an Environmental Impact Statement (EIS) before the Certificate and Route Permit processes commence. The DOC issued the final EIS on August 17, 2017. The MNPUC determined the final EIS to be inadequate in four specific areas on December 7, 2017, which the MNPUC directed the DOC to address. As a result, the DOC provided a supplemental EIS on February 12, 2018 and the MNPUC deemed it adequate on March 15, 2018. Progress continues with the parallel Certificate and Route Permit dockets, with public and evidentiary hearings now complete.

On April 23, 2018, an Administrative Law Judge (ALJ) issued Findings of Fact, Conclusions of Law and Recommendation (the ALJ Report) to the MNPUC in connection with our applications for a Certificate and Route Permit. The ALJ recommended that the MNPUC grant our application for a Certificate, but only if the MNPUC also selects a route that would require in-trench replacement of the existing Line 3, which is not our preferred route. The ALJ Report is not binding on the MNPUC and the MNPUC is expected to issue a ruling in the Certificate and Route Permit dockets late in the second quarter of 2018. We believe that our preferred route remains the best solution for Minnesota and we intend to continue our efforts to secure MNPUC approval for our preferred route. On May 9, 2018, we filed our exceptions to the ALJ Report with the MNPUC, in which we set out our proposed revisions to the ALJ’s summary of the evidentiary record, as well as our points of disagreement with her conclusions and route recommendation.

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

AVAILABLE LIQUIDITY

Our primary source of short-term liquidity is provided by our $1.5 billion commercial paper program, which is supported by our $2.0 billion multi-year unsecured revolving credit facility (Credit Facility) and our $625 million credit agreement (364-Day Credit Facility) together providing approximately $2.6 billion of committed bank credit facilities. We refer to the 364-day Credit Facility and the Credit Facility as our Credit Facilities. We access our commercial paper program primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the interest rates available to us for commercial paper are more favorable than the rates available under our Credit Facilities. At March 31, 2018, we had approximately $1.3 billion in available credit under the terms of our Credit Facilities.

We are also party to a 364-day credit agreement with EUS. The EUS 364-day Credit Facility is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to, at any one time outstanding, $750 million. For the three months ended March 31, 2018, we had net borrowings of approximately $140 million under the terms of the EUS 364-day Credit Facility.

For further details regarding our commercial paper program, our Credit Facilities, and the EUS 364-day Credit Facility, refer to Item 1. Financial Statements – Note 8 - Debt and Note 11 - Related Party Transactions

As of March 31, 2018, we had a working capital deficit of approximately $1.1 billion, which includes current portion of long-term debt of $1.0 billion. We had approximately $1.4 billion of consolidated liquidity to meet our ongoing operational, investing and financing needs as described above.

The following table sets forth the consolidated liquidity available to us at March 31, 2018.

March 31, 2018
(in millions)
Cash and cash equivalents	$22
Total capacity under the Credit Facilities	2,625
Total capacity under the EUS 364-day Credit Facility	750
Less: Amounts outstanding under the Credit Facilities	—
Amounts outstanding under the EUS 364-day Credit Facility	750
Principal amount of commercial paper outstanding	1,288
Letters of credit outstanding	3
Total	$1,356

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

Our shelf registration statement on Form S-3, which allowed us to issue an unlimited amount of equity and debt securities in underwritten public offerings expired in February of 2018. Unless we seek and receive a waiver from the SEC, a new shelf registration statement would not be expected to be filed until August of 2018, at the earliest. The delay in filing a new shelf registration statement is due to the late filing of pro forma financial information after the sale of our Midcoast gas gathering and processing business to our General Partner. Until a new shelf registration statement on Form S-3 is filed with the SEC, any issuances of debt or equity securities in underwritten public offerings would utilize a different form of registration statement or we could seek to issue debt or equity securities in a private placement.

Joint Funding Arrangements
In order to obtain capital, we have explored, and may continue to explore, numerous options, including joint funding arrangements. For certain of our joint funding arrangements currently in place, we have an option to increase our ownership of certain assets. For further details regarding our existing joint funding arrangements, including the option periods and exercise price of certain options held by us, refer to Item 1. Financial Statements – Note 11 - Related Party Transactions.

CASH REQUIREMENTS

Capital Spending
We incurred capital expenditures of approximately $188 million for the three months ended March 31, 2018, including $5 million of maintenance capital expenditures. Of those capital expenditures, $97 million were financed by contributions from our General Partner via joint funding arrangements. At March 31, 2018, we had approximately $216 million in outstanding purchase commitments attributable to capital projects for the construction of assets that will be recorded as property, plant and equipment in the future.

Forecasted Expenditures
We estimate our capital expenditures based upon our strategic operating and growth plans, which are also dependent upon our ability to produce or otherwise obtain the financing necessary to accomplish our growth strategy. We forecast total expenditures of approximately $780 million in 2018, inclusive of $40 million related to maintenance capital. We expect to fund $362 million and the remaining $418 million will be funded by our General Partner based on our joint funding arrangements for the U.S. L3R Program, Eastern Access Projects, and Mainline Expansion Projects.

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

Distributions
The following table sets forth our distributions, as approved by the board of directors of Enbridge Energy Management during the three months ended March 31, 2018.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit	Cash Available for Distribution	Amount of Distribution of i-units to i-unit Holders	Retained from General Partner(1)	Distribution of Cash
				(in millions, except per unit amounts)
January 31, 2018	February 7, 2018	February 14, 2018	$0.35	$162	$31	$1	$130
_____________________

(1)	We retained an amount equal to 2% of the i-unit distribution from our General Partner to maintain its 2% general partner interest in us.

Cash Flow Analysis
The following table summarizes the changes in cash flows by operating, investing and financing for each of the periods indicated:

	Three months ended March 31,
	2018	2017

	(in millions)
Total cash provided by (used in):
Operating activities	$322	$232
Investing activities	(185)	(1,431)
Financing activities	(150)	1,190
Net decrease in cash and cash equivalents and restricted cash	(13)	(9)
Cash and cash equivalents and restricted cash at beginning of year	35	115
Cash and cash equivalents and restricted cash at end of period	$22	$106

Operating Activities
Net cash provided by our operating activities increased $90 million for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to increased cash from net income after non-cash adjustments, as well as greater cash inflows from net changes in operating assets and liabilities. Increased cash from net income after non-cash adjustments totaled $9 million and was primarily due to lower operating expenses during the period, as described in Results of Operations - Liquids.

Cash inflows from net changes in operating assets and liabilities increased $81 million. Our operating assets and liabilities fluctuate in the normal course of business due to various factors, including timing of cash payments and receipts.

Investing Activities
Net cash used in our investing activities during the three months ended March 31, 2018, decreased by $1.2 billion compared to the same period in 2017, primarily due to the absence of cash outflows of $1.5 billion from the acquisition of our interest in the Bakken Pipeline System in the first quarter of 2017. This decrease was partially offset by the absence of cash inflows of $216 million from the sale of the Ozark Pipeline during the first quarter of 2017.

Financing Activities
Net cash provided by/(used in) financing activities decreased $1.3 billion for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the following:

•	Net repayments on sources of short-term financing of $794 million;

•	Decrease in borrowing of $610 million under the EUS 364-day Credit Facility; and

•	The absence of cash inflows of $450 million received from the sale of our 99% interest in the U.S. L3R Project to our General Partner during the first quarter of 2017.

These decreases in net cash provided by/(used in) our financing activities were partially offset by the following:

•	The absence of cash used in the acquisition of additional 15% interest in the Eastern Access Projects of $360 million during the first quarter of 2017;

•	Increased contributions from NCI of $67 million by our General Partner to fund its equity portion of construction cost in relation to various joint funding arrangements; and

•	Decrease in distribution to partners of $70 million due to a reduction in our quarterly distribution from $0.583 per unit to $0.35 per unit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2017. We believe our exposure to market risk has not changed materially since then.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2018.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on our financial condition. The disclosures included in Part I – Item 1. Financial Statements – Note 12 - Commitments and Contingencies, address the matters required by this item and are incorporated herein by reference.

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

On April 29, 2016, the Court of Chancery granted Enbridge’s and the Director Defendants’ motion to dismiss and dismissed the case in its entirety. On May 26, 2016 the Plaintiff appealed that dismissal to the Delaware Supreme Court. On March 20, 2017, the Delaware Supreme Court reversed in part and affirmed in part the ruling of the Court of Chancery. Specifically, the Delaware Supreme Court affirmed that the enactment of the Special Tax Allocation did not breach the LPA, but reversed on the question of whether the Plaintiff had adequately alleged that the price we paid in the 2015 Transaction, including the Special Tax Allocation component, was fair and reasonable to the Partnership. On November 15, 2017, Plaintiff filed a Verified Second Amended Complaint (the Second Amended Complaint). The Second Amended Complaint added Piper Jaffray & Co. as successor to Simmons & Company International (Simmons) as a direct Defendant. Simmons acted as the financial advisor to our Special Committee in the 2015 Transaction. The Second Amended Complaint also revised many of the allegations against Enbridge and the Director Defendants. On December 18, 2017, all Defendants except Simmons filed their brief in support of their motion to dismiss the Second Amended Complaint. On January 19, 2018, Simmons filed its brief in support of its motion to dismiss the Second Amended Complaint.

On February 28, 2018, Plaintiff filed a Motion for Leave to File a Verified Third Amended Complaint and a Motion to Intervene on behalf of a proposed new plaintiff, Judy Mesirov (subsequently amended). On March 23, 2018, Plaintiff filed a Verified Third Amended Complaint and a Motion for Voluntary Dismissal of Brinckerhoff. On April 3, 2018, all Defendants filed their briefs in support of their motions to dismiss the Third Amended Complaint. The parties are currently in discovery, with trial currently scheduled for the second quarter of 2019.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 16, 2018.

ITEM 6. EXHIBITS

Reference is made to the “Index of Exhibits” following immediately below, which is hereby incorporated into this Item.

INDEX OF EXHIBITS

Each exhibit identified below is included as a part of this Quarterly Report. Exhibits included in this filing are designated by an asterisk (“*”); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

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

Enbridge Energy Partners, L.P. (Registrant)

	By:	Enbridge Energy Management, L.L.C. as delegate of the General Partner

Date: May 9, 2018	By:	/s/ Mark A. Maki
Mark A. Maki President (Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Christopher J. Johnston
Christopher J. Johnston Vice President, Finance (Principal Financial Officer)