Form 10-Q
period 2018-06-30
ENBRIDGE ENERGY PARTNERS LP
filed 2018-08-03
CIK 880285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The registrant had 326,517,110 Class A common units outstanding as of July 31, 2018.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “evaluate,” “expect,” “explore,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) the negotiation and execution, and the terms and conditions, of definitive agreements relating to Enbridge's offer to acquire all of our outstanding Class A common units not currently beneficially owned by Enbridge (the Proposed Transaction) and the timing and ability of Enbridge or us to enter into or consummate such agreements; (2) the effectiveness of the various actions we have taken resulting from our strategic review process; (3) changes in the demand for, the supply of, forecast data for, and price trends related to crude oil and liquid petroleum, including the rate of development of the Alberta Oil Sands; (4) our ability to successfully complete and finance expansion projects; (5) the effects of competition, in particular, by other pipeline systems; (6) shut-downs or cutbacks at our facilities or refineries, petrochemical plants, utilities or other businesses for which we transport products or to whom we sell products; (7) hazards and operating risks that may not be covered fully by insurance; (8) any fines, penalties and injunctive relief assessed in connection with any crude oil release; (9) state or federal legislative and regulatory initiatives or actions that affect cost and investment recovery or that have an effect on rate structure, or other changes in or challenges to our tariff rates; (10) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (11) permitting at federal, state and local levels or renewals of rights of way.

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

For additional factors that may affect results, see “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in any Quarterly Report on Form 10-Q filed thereafter, which is available to the public over the Internet at the United States Securities and Exchange Commission's (the SEC) website (www.sec.gov) and at our website (www.enbridgepartners.com).

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating revenues:
Transportation and other services	$500	$569	$1,059	$1,149
Transportation and other services - affiliate	37	27	70	52
Total operating revenues (Note 3)	537	596	1,129	1,201
Operating expenses:
Environmental costs, net of recoveries	(23)	4	(22)	14
Operating and administrative	67	84	136	162
Operating and administrative - affiliate	68	74	131	150
Power	75	66	152	140
Depreciation and amortization	109	108	219	217
Impairment of long-lived asset (Note 6)	1	—	36	—
Gain on sale of assets (Note 6)	—	(51)	—	(62)
Total operating expenses	297	285	652	621
Operating income	240	311	477	580
Interest expense, net	101	103	205	202
Allowance for equity used during construction	16	11	32	21
Income from equity investment in joint venture (Note 7)	33	6	56	6
Other income (expense)	(1)	5	(1)	5
Income from continuing operations before income taxes	187	230	359	410
Income tax benefit	—	2	—	1
Income from continuing operations	187	232	359	411
Loss from discontinued operations, net of taxes (Note 6)	—	(35)	—	(57)
Net income	187	197	359	354
Noncontrolling interests (Note 9)	(92)	(91)	(190)	(159)
Series 1 preferred unit distributions	—	(6)	—	(29)
Accretion of discount on Series 1 preferred units	—	(7)	—	(8)
Net income - controlling interests	$95	$93	$169	$158
Net income allocable to common units and i-units:
Income from continuing operations	$83	$105	$145	$172
Loss from discontinued operations (Note 4)	—	(24)	—	(38)
Net income allocable to common units and i-units	$83	$81	$145	$134
Net income per common unit and i-unit (basic and diluted):
Income from continuing operations (Note 4)	$0.19	$0.27	$0.34	$0.46
Loss from discontinued operations (Note 4)	—	(0.06)	—	(0.10)
Net income per common unit and i-unit (Note 4)	$0.19	$0.21	$0.34	$0.36
Weighted average common units and i-units outstanding (basic and diluted)	428	400	427	377
Cash Distributions paid per limited partner unit	$0.350	$0.350	$0.700	$0.933
_____________________
The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$187	$197	$359	$354
Other comprehensive income, net of tax
Change in cash flow hedges	—	(19)	—	(21)
Reclassification to income on cash flow hedges	8	10	20	21
Other comprehensive income (loss), net of tax	8	(9)	20	—
Comprehensive income	195	188	379	354
Comprehensive income attributable to noncontrolling interests	(92)	(91)	(190)	(159)
Series 1 preferred unit distributions	—	(6)	—	(29)
Accretion of discount on Series 1 preferred units	—	(7)	—	(8)
Comprehensive income attributable to common units and i-units	$103	$84	$189	$158
_____________________
The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six months ended June 30,
	2018	2017
Operating activities:
Income from continuing operations	$359	$411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219	217
Changes in unrealized (gain) loss on derivative instruments, net	7	(1)
Environmental costs, net of recoveries	(22)	14
Distributions from equity investment in joint venture	56	—
Income from equity investment in joint venture (Note 7)	(56)	(6)
Gain on sale of assets (Note 6)	—	(62)
Allowance for equity used during construction	(32)	(21)
Amortization of debt issuance and hedging costs	17	19
Impairment of long-lived asset (Note 6)	36	—
Other	1	(2)
Changes in operating assets and liabilities	31	(354)
Net cash provided by operating activities	616	215
Net cash used in discontinued operations	—	(171)

Investing activities:
Capital expenditures	(333)	(229)
Proceeds from the sale of assets	—	314
Proceeds from the sale of Midcoast assets (Note 6)	—	1,310
Equity investment in joint venture	(4)	(1,557)
Distributions from equity investment in joint venture in excess of cumulative earnings	40	—
Other	—	(3)
Net cash used in investing activities	(297)	(165)
Net cash used in discontinued operations	—	(25)

Financing activities:
Redemption of Series 1 Preferred Units (Note 10)	—	(1,200)
Payment of Series 1 Preferred Unit dividends (Note 10)	—	(357)
Net proceeds from Class A common unit issuances (Note 10)	—	1,225
Distributions to partners	(260)	(346)
Repayments to General Partner and affiliates	(157)	(1,829)
Borrowings from General Partner and affiliates	297	1,500
Net borrowings (repayments) under credit facilities (Note 8)	175	(865)
Net commercial paper borrowings (Note 8)	91	676
Repayment of long-term debt (Note 8)	(400)	—
Acquisition of noncontrolling interest in subsidiary (Note 11)	—	(360)
Sale of noncontrolling interest in subsidiary (Note 11)	—	450
Contributions from noncontrolling interests	165	1,285
Distributions to noncontrolling interests	(254)	(219)
Other	(2)	(1)
Net cash used in financing activities	(345)	(41)
Net cash provided by discontinued operations	—	229

Net increase (decrease) in cash and cash equivalents and restricted cash - continuing operations	(26)	9
Net increase in cash and cash equivalents and restricted cash - discontinued operations	—	33
Cash disposed as part of the Midcoast sale	—	(51)
Cash and cash equivalents and restricted cash at beginning of year - continuing operations	35	115
Cash and cash equivalents and restricted cash at beginning of year - discontinued operations	—	18
Cash and cash equivalents and restricted cash at end of period - continuing operations	$9	$124
Cash and cash equivalents and restricted cash at end of period - discontinued operations	$—	$—

_____________________
The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(unaudited; in millions, except number of Class F units)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$9	$35
Receivables, trade and other	52	65
Due from General Partner and affiliates	107	101
Accrued receivables	91	105
Other current assets	30	24
	289	330
Property, plant and equipment, net	12,978	12,896
Equity investment in joint venture (Note 7)	1,530	1,565
Other assets, net	38	37
Total assets	$14,835	$14,828
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and other	$188	$173
Due to General Partner and affiliates	51	48
Interest payable	81	85
Environmental liabilities	17	23
Property and other taxes payable	87	106
Current portion of long-term debt	600	500
	1,024	935
Long-term debt	6,133	6,366
Loans from General Partner and affiliate	750	610
Other long-term liabilities	158	178
	8,065	8,089
Commitments and contingencies (Note 12)
Partners’ capital:
Class E units (18.1 authorized and issued at June 30, 2018 and December 31, 2017, respectively)	774	774
Class A common units (326.5 outstanding at June 30, 2018 and December 31, 2017, respectively)	614	860
Class B common units (7.8 authorized and issued at June 30, 2018 and December 31, 2017, respectively)	—	—
i-units (95.5 and 89.8 authorized and issued at June 30, 2018 and December 31, 2017, respectively)	—	—
Class F units (1,000 authorized and issued at June 30, 2018 and December 31, 2017, respectively)	267	267
General Partner	224	68
Accumulated other comprehensive loss	(179)	(199)
Total Enbridge Energy Partners, L.P. partners’ capital	1,700	1,770
Noncontrolling interests	5,070	4,969
Total Partners’ capital	6,770	6,739
Total Liabilities and Partners’ capital	$14,835	$14,828
_____________________
The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited; in millions)

	Six months ended June 30,
	2018	2017
Series 1 Preferred units:
Beginning balance	$—	$1,192
Redemption of preferred units (Note 10)	—	(1,200)
Net income	—	29
Distribution payable	—	(29)
Accretion of discount on preferred units	—	8
Ending balance	—	—
Class D units:
Beginning balance	—	2,518
Waiver of Class D units (Note 10)	—	(2,479)
Distributions	—	(39)
Ending balance	—	—
Class E units:
Beginning balance	774	778
Net income	13	13
Distributions	(13)	(17)
Ending balance	774	774
Class A common units:
Beginning balance	860	—
Net income (loss)	(19)	150
Issuance of Class A units (Note 10)	—	1,200
Distributions	(229)	(267)
Sale of noncontrolling interest in subsidiary (Note 11)	—	29
Other	2	—
Ending balance	614	1,112
Class B common units:
Net income	6	6
Sale of noncontrolling interest in subsidiary (Note 11)	—	1
Distributions	(6)	(7)
Ending balance	—	—
i-units:
Net loss	—	(9)
Sale of noncontrolling interest in subsidiary (Note 11)	—	9
Ending balance	—	—
Class F units:
Beginning balance	267	—
Issuance of Class F units (Note 10)	—	263
Net income	8	7
Distributions	(8)	(3)
Ending balance	267	267
_____________________
The accompanying notes are an integral part of these consolidated financial statements.

ENBRIDGE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL - (continued)
(unaudited; millions of dollars)

	Six months ended June 30,
	2018	2017
Incentive distribution units:
Beginning balance	—	495
Waiver of incentive distribution units (Note 10)	—	(490)
Distributions	—	(5)
Ending balance	—	—
General Partner:
Beginning balance	68	(667)
Net income (loss)	161	(9)
Waiver of Class D units and incentive distribution units (Note 10)	—	2,969
Issuance of Class F units (Note 10)	—	(263)
Contributions	—	25
Sale of Midcoast assets (Note 6)	—	(2,127)
Distributions	(5)	(7)
Sale of noncontrolling interest in subsidiary (Note 11)	—	1
Ending balance	224	(78)
Accumulated other comprehensive loss:
Beginning balance	(199)	(339)
Changes in fair value of derivative financial instruments recognized in other comprehensive income	—	(21)
Changes in fair value of derivative financial instruments reclassified to income	20	21
Ending balance	(179)	(339)
Noncontrolling interests:
Beginning balance	4,969	3,846
Capital contributions	165	1,305
Sale of noncontrolling interest in subsidiary (Note 11)	—	411
Acquisition of noncontrolling interest in subsidiary (Note 11)	—	(360)
Sale of Midcoast assets (Note 6)	—	(297)
Net income	190	159
Distributions to noncontrolling interests	(254)	(219)
Ending balance	5,070	4,845
Total Partners’ Capital at end of period	$6,770	$6,581
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

Nature of Operations
We, together with our consolidated subsidiaries, provide crude oil and liquid petroleum gathering, transportation and storage services. In June 2017, we sold all of our ownership interest in our Midcoast gas gathering and processing business to our General Partner (the Midcoast Sale), which is an indirect wholly-owned subsidiary of Enbridge Inc. The sale of this ownership interest represented a strategic shift in our business and met the criteria for classification as discontinued operations, which resulted in the results of operations, cash flows and financial position of our natural gas business for the prior periods being reflected as discontinued operations. For further information refer to Note 6 - Asset Held for Sale, Dispositions and Discontinued Operations.

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

Our operations and earnings for interim periods can be affected by seasonal fluctuations in the supply of and the demand for crude oil, as well as other factors such as the timing and completion of our construction projects, the effect of environmental costs and related insurance recoveries on our Lakehead System, the impact of forward commodity prices and differentials on derivative financial instruments that are accounted for at fair value and may not be indicative of annual results.

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

Simplifying Cash Flow Classification

Effective January 1, 2018, we adopted ASU 2016-15 on a retrospective basis. The new standard reduces diversity in practice of how certain cash receipts and cash payments are classified in the statements of cash flows. The new guidance addresses eight specific presentation issues. We assessed each of the eight specific presentation issues and the adoption of this ASU did not have a material impact on our consolidated financial statements.

Revenues from Contracts with Customers
Effective January 1, 2018, we adopted ASU 2014-09 on a modified retrospective basis to contracts that were not yet completed at the date of initial application. The new standard was issued with the intent of significantly enhancing consistency and comparability of revenue recognition practices across entities and industries. The new standard establishes a single, principles-based five-step model to be applied to all contracts with customers and introduces new and enhanced disclosure requirements. It also requires the use of more estimates and judgments, as well as additional disclosures. The adoption of this new standard did not have a material impact on our consolidated financial statements, see Note 3 - Revenue for further details.

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

Recognition of Leases
ASU 2016-02 was issued in February 2016 with the intent to increase transparency and comparability among organizations. It requires lessees of operating lease arrangements to recognize lease assets and lease liabilities on the statement of financial position and disclose additional key information about lease agreements. The accounting update also replaces the current definition of a lease and requires that an arrangement be recognized as a lease when a customer has the right to obtain substantially all of the economic benefits from the use of an asset, as well as the right to direct the use of the asset. We will adopt the new standard on January 1, 2019 and we intend to apply the transition practical expedients offered in connection with this update. The election to apply the package of practical expedients allows an entity to not apply the new lease standard to the prior year comparative periods in the year of adoption. Application of the package of practical expedients permits entities not to reassess whether any expired or existing contracts contain leases, their lease classification, as well as any related initial direct costs.

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

We have substantially completed the process of identifying existing lease contracts and are currently performing detailed evaluations of our leases under the new accounting requirements. We believe the most significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our consolidated statements of financial position for operating leases. We continue to assess the necessary changes to accounting and business processes in order to implement the recognition and disclosure requirements of the new lease standard.

3. REVENUE

Revenues from Contracts with Customers

Major Products and Services

	Three months ended June 30,	Six months ended June 30,
	2018	2018
	(in millions)
Operating revenues:
Transportation	$519	$1,090
Storage and other	25	49
Total revenues from contracts with customers	544	1,139
Other	(7)	(10)
Total revenues	$537	$1,129

Recognition and Measurement of Revenue

	Three months ended June 30,	Six months ended June 30, 2018
	2018	2018
	(in millions)
Revenues from products and services transferred over time - crude oil pipeline transportation and storage	$544	$1,139

Payment terms
Payments are received monthly from customers under long-term transportation contracts.

Contract balances
Contract assets represent the amount of revenue which has been recognized in advance of payments received for performance obligations we have fulfilled (or partially fulfilled) and prior to the point in time at which our right to the payment is unconditional. Amounts included in contract assets are transferred to accounts receivable when our right to the consideration becomes unconditional.

Contract liabilities represent payments received for performance obligations which have not been fulfilled. Contract liabilities primarily relate to make-up rights.

We had Receivables balances of $255 million and $217 million at January 1, 2018 and June 30, 2018, respectively. At June 30, 2018, we had no material contract assets and $4 million in contract liabilities.

Revenues to be Recognized from Unfulfilled Performance Obligations
Total revenues from performance obligations expected to be fulfilled in future periods is $567 million, of which $62 million and $128 million are expected to be recognized during the remaining six months ending December 31, 2018 and for the year ended December 31, 2019, respectively.

Certain revenues such as flow-through operating costs charged to shippers are recognized at the amount for which we have the right to invoice our customers. Those revenues are not included in the amounts for revenues to be recognized in the future from unfulfilled performance obligations above. Variable consideration is excluded from the amounts above due to the uncertainty of the associated consideration, which is generally resolved when actual volumes and prices are determined. Additionally, the effect of escalation on certain tolls which are contractually escalated for inflation has not been reflected in the amounts above as it is not possible to reliably estimate future inflation rates. Finally, revenues from contracts with customers which have an original expected duration of one year or less are excluded from the amounts above.

Significant Judgments made in Recognizing Revenues
Judgment is required in estimating variable consideration for volumetric transportation and sales contracts. We estimate variable consideration for these contracts as the most likely amount based on actual volumes transported and delivered when those quantities are determined at the conclusion of each month using metered volumes and actual average monthly index prices for commodity sales contracts.

4. NET INCOME PER LIMITED PARTNER UNIT

We determined basic and diluted net income per limited partner unit as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions, except per unit amounts)
Continuing operations:
Net income	$187	$232	$359	$411
Noncontrolling interests	(92)	(102)	(190)	(178)
Series 1 preferred unit distributions	—	(6)	—	(29)
Accretion of discount on Series 1 preferred units	—	(7)	—	(8)
Net income - continuing operations	95	117	169	196
Distributions:
Incentive distributions to Class F units	(4)	(4)	(8)	(8)
Distributed earnings attributed to our General Partner	(3)	(3)	(6)	(6)
Distributed earnings attributed to Class E units	(6)	(6)	(13)	(13)
Total distributed earnings to our General Partner, Class E and Class F units	(13)	(13)	(27)	(27)
Total distributed earnings attributed to our common units and i-units	(151)	(147)	(300)	(293)
Total distributed earnings	(164)	(160)	(327)	(320)
Overdistributed earnings	$(69)	$(43)	$(158)	$(124)

Discontinued operations:
Net loss	$—	$(35)	$—	$(57)
Noncontrolling interest	—	11	—	19
Net loss – discontinued operations	$—	$(24)	$—	$(38)
Weighted average common units and i-units outstanding	428	400	427	377

Basic and diluted earnings per unit:
Distributed earnings per common unit and i-unit - continuing operations(1)	$0.35	$0.37	$0.70	$0.78
Overdistributed earnings per common unit and i-unit(2)	(0.16)	(0.10)	(0.36)	(0.32)
Net income per common unit and i-unit (basic and diluted) - continuing operations(3)	0.19	0.27	0.34	0.46
Net loss per common unit and i-unit (basic and diluted) - discontinued operations(3)	—	(0.06)	—	(0.10)
Net income per common unit and i-unit (basic and diluted)	$0.19	$0.21	$0.34	$0.36
_____________________

(1)	Represents the total distributed earnings to common units and i-units divided by the weighted average number of common units and i-units outstanding for the period.

(2)
Represents the common units’ and i-units’ share (98%) of distributions in excess of earnings divided by the weighted average number of common units and i-units outstanding for the period and overdistributed earnings allocated to the common units and i-units based on the distribution waterfall that is outlined in our partnership agreement.

(3)
For the three and six months ended June 30, 2018, 18.1 million anti-dilutive Class E units were excluded from the if-converted method of calculating diluted earnings per share. For the three months ended June 30, 2017, 18.1 million anti-dilutive Class E units were excluded from the if-converted method of calculating diluted earnings per share. For the six months ended June 30, 2017, 43.2 million anti-dilutive Preferred units and 18.1 million anti-dilutive Class E units were excluded from the if-converted method of calculating diluted earnings per unit and 66.1 million of Class D units were excluded from the if-converted method of calculating diluted earnings per unit as the General Partner irrevocably waived all of its rights associated with the Class D units effective April 27, 2017.

5. REGULATORY MATTERS

Regulatory Accounting
Our over and under recovery revenue adjustments and net regulatory asset amortization are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Net regulatory (liability) asset balance at beginning of period	$(11)	$(34)	$3	$12
Prior period true-up	—	—	4	(5)
Current period (over) under recovery revenue adjustments	(21)	12	(37)	(27)
Amortization of prior year regulatory asset	(2)	(2)	(4)	(4)
Net regulatory liability balance at end of period	$(34)	$(24)	$(34)	$(24)

6. ASSET HELD FOR SALE, DISPOSITIONS AND DISCONTINUED OPERATIONS

Asset Held for Sale
During the first quarter of 2018, we satisfied the conditions as set out in our agreements for the sale of our Line 10 crude oil pipeline, a component of our Lakehead System. Line 10 originates near Hamilton, Ontario and terminates at West Seneca, New York. We own the United States portion of Line 10, while a subsidiary of the indirect parent of our General Partner, Enbridge Inc., (Enbridge) owns the Canadian portion.

We expect to close the sale of Line 10 within one year, subject to regulatory approval and certain closing conditions. As such, we classified our portion of Line 10 assets as held for sale and measured them at the lower of their carrying value or fair value less costs to sell, which resulted in a loss of $36 million included within “Impairment of long-lived asset” on our consolidated statements of income for the six months ended June 30, 2018. The remaining held for sale assets and liabilities were not material.

Dispositions
During the second quarter of 2017, we sold unnecessary pipe related to the Sandpiper Project for cash proceeds of approximately $98 million. A gain on disposition of $51 million was included in "Gain on sale of assets" on our consolidated statements of income.

In March 2017, we completed the sale of the Ozark Pipeline to a subsidiary of MPLX LP for cash proceeds of approximately $220 million, including reimbursement costs. A gain on disposition of $11 million was included in “Gain on sale of assets” on our consolidated statements of income.

Discontinued Operations
Sale of Natural Gas Business
In June 2017, we completed the sale of all of our ownership interest in our Midcoast gas gathering and processing business to our General Partner for $2.3 billion, which included cash consideration of $1.3 billion and outstanding indebtedness at Midcoast Energy Partners, L.P. (MEP) of $953 million. This sale included our 48.4% limited partnership interest in Midcoast Operating, L.P., our 51.9% limited partnership interest in MEP, and our 100% interest in Midcoast Holdings, L.L.C., MEP’s general partner. We recorded no gain or loss on the sale as this transaction was between entities under common control of Enbridge. The carrying value of the net assets sold was $4.3 billion. As a result of the transaction, partners’ capital decreased by $2.1 billion, all of which was allocated to the General Partner’s capital account. Noncontrolling interest (NCI) in MEP of $297 million was eliminated.

The following table presents the operating results from discontinued operations of our Midcoast gas gathering and processing business, which have been segregated from our continuing operations in our consolidated statements of income:

	Three months ended June 30,	Six months ended June 30,
	2017	2017
	(in millions)
Operating revenues	$587	$1,161
Operating expenses:
Commodity costs	523	1,011
Operating and administrative	63	133
Depreciation and amortization	37	74
	623	1,218
Operating loss	(36)	(57)
Interest expense, net	9	17
Other income	10	18
Loss before income taxes	(35)	(56)
Income tax expense	—	(1)
Loss from discontinued operations, net of taxes	$(35)	$(57)

7. EQUITY INVESTMENT IN JOINT VENTURE

The following table presents our equity investment in a joint venture and ownership interest in MarEn Bakken Company LLC (MarEn).

	Ownership Interest	June 30, 2018	December 31, 2017
		(in millions)
MarEn Bakken Company LLC	75%	$1,530	$1,565

In February 2017, our joint venture with Marathon Petroleum Corporation (MPC), MarEn, closed its acquisition to acquire a 49% interest in Bakken Pipeline Investments LLC (BPI). BPI owns 75% of the Dakota Access Pipeline (DAPL) and the Energy Transfer Crude Oil Pipeline (ETCOP), collectively the Bakken Pipeline System. The Bakken Pipeline System was placed into service June 1, 2017. Our investment subsidiary, Enbridge Holdings (DakTex) L.L.C. (DakTex) and MPC indirectly hold 75% and 25% interests, respectively, of MarEn. The purchase of DakTex's effective 27.6% interest in the Bakken Pipeline System was $1.5 billion and funded through a bridge loan from Enbridge (U.S.) Inc., (EUS) an affiliate of our General Partner and was re-paid and terminated on April 27, 2017, as a result of the finalization by our Board of Directors of a joint funding arrangement with our General Partner. This arrangement resulted in DakTex now being owned 75% by our General Partner and 25% by us. Refer to Note 11 - Related Party Transactions for further details on our joint funding arrangements.

We account for our investment in MarEn under the equity method of accounting. For the three and six months ended June 30, 2018, we recognized $33 million and $56 million, respectively and $6 million for the six months ended June 30, 2017, in “Income from equity investment in joint venture" in our consolidated statements of income representing our equity earnings for this investment, net of amortization of the excess of the purchase price over the underlying net book value (basis difference).

ENBRIDGE ENERGY PARTNERS, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our equity investment includes basis difference of the investees’ assets at the purchase date, which is comprised of $14 million in goodwill and $931 million in amortizable assets. We amortized $9 million and $19 million, respectively, for the three and six months ended June 30, 2018 and $3 million for the six months June 30, 2017, which was recorded as a reduction to equity earnings.

8. DEBT

Credit Facilities

	Maturity Dates(1)	Total Facilities(2)	Draws(3)	Available
	(in millions)
Enbridge Energy Partners, L.P.	2019 – 2022	$2,625	$1,719	$906
_______________________

(1)	Includes $175 million and $185 million of commitments that expire in 2018 and 2020, respectively.

(2)	Includes our $2.0 billion multi-year revolving credit facility (Credit Facility) and our $625 million credit agreement (364-Day Credit Facility), together (the Credit Facilities).

(3)
Includes facility draws, letters of credit and commercial paper issuances that are back-stopped by the credit facility and excludes our unsecured revolving 364-day credit agreement with EUS (the EUS 364-day Credit Facility).

Our commercial paper program provides for the issuance of up to an aggregate principal amount of $1.5 billion of commercial paper and is supported by the availability of long-term committed credit facilities, and therefore is classified as long-term debt as of June 30, 2018 and December 31, 2017, respectively.

In addition to the committed credit facilities noted in the above table, we also have $175 million available under an uncommitted letters of credit arrangement, of which $172 million and $174 million were unutilized as of June 30, 2018 and December 31, 2017, respectively.

Our Credit Facilities, had net borrowings of approximately $175 million as of June 30, 2018, which includes gross borrowings of $1,117 million and gross repayments of $942 million.

Under our commercial paper program, we had net borrowings of approximately $91 million as of June 30, 2018, which includes gross borrowings of $10.9 billion and gross repayments of $10.8 billion.

On April 15, 2018, our 6.5% senior notes of $400 million matured, and were subsequently paid on April 16, 2018.

On June 29, 2018, we extended the termination date attributable to our 364-Day Credit Facility to December 31, 2018, which has a term out option that could extend maturity of any outstanding borrowings to December 31, 2019. The size of the facility remains at $625 million and is through a syndicate of third party lenders.

Debt Covenants
We and our consolidated subsidiaries were in compliance with the terms of our financial covenants under our consolidated debt agreements as of June 30, 2018.

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

The approximate fair value of our fixed-rate debt obligations was $5.2 billion and $5.8 billion as of June 30, 2018 and December 31, 2017, respectively. We determined the approximate fair values using a standard methodology that incorporates pricing points that are obtained from independent, third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding. The fair value of our long-term debt obligations is categorized as Level 2 within the fair value hierarchy.

9. NONCONTROLLING INTERESTS

The following table presents income attributable to our noncontrolling interests as outlined below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Eastern Access	$27	$37	$61	$77
U.S. Mainline Expansion	27	36	62	69
North Dakota Pipeline Company	—	18	—	16
U.S. Line 3 Replacement Program	13	6	25	11
Enbridge Holdings (DakTex) L.L.C.	25	5	42	5
Midcoast Energy Partners, L.P. – discontinued operations	—	(11)	—	(19)
Total	$92	$91	$190	$159

10. PARTNERS' CAPITAL

Curing
Our limited partnership agreement does not permit capital deficits to accumulate in the capital accounts of any limited partner and thus requires that such capital account deficits be “cured” by additional allocations from the positive capital accounts of the common units, i-units, and our General Partner, generally on a pro-rated basis. For the six months ended June 30, 2018, the carrying amounts for the capital accounts of the Class B common units were reduced below zero due to distributions to limited partners in excess of earnings and were subsequently cured. Class A common units and i-units had positive capital balances and therefore, as outlined in the partnership agreement, we allocated earnings of $158 million to our General Partner to recover previous curing allocations made by the General Partner.

Redemption of Series 1 Preferred Units
In April 2017, we redeemed all of our outstanding Series 1 Preferred Units held by our General Partner at face value of $1.2 billion in cash. The remaining unamortized beneficial conversion feature discount of $9 million was recorded against the capital balance of the General Partner. Additionally, we repaid $357 million in deferred distributions on the Series 1 Preferred Units owed to our General Partner upon the closing of the Midcoast sale.

Issuance of Class A Units
In April 2017, we funded the redemption of the Series 1 Preferred Units through the issuance of 64.3 million Class A common units to our General Partner at a price of $18.66 per Class A common unit. The Class A common units were recognized at fair value. The fair value of the Class A common units was $18.57 per unit, resulting in a $1.2 billion increase to the Class A common units capital account.

Simplification of Incentive Distributions
In April 2017, a wholly-owned subsidiary of our General Partner irrevocably waived all of its rights associated with its 66.1 million Class D units and 1,000 incentive distribution units (IDU), in exchange for the issuance of 1,000 Class F units. The waiver represented an extinguishment, resulting in a derecognition of the Class D units and IDUs at their respective carrying values. The Class F units were recorded at their fair value using the income approach on the basis of discounted cash flow from expected quarterly distributions of $263 million with the difference between the fair value of the Class F units and the carrying value of the Class D units and IDUs being recorded as an increase of $2.7 billion to our General Partner's capital accounts.

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

Enbridge and its affiliates allocated direct workforce costs to us for our construction projects of $5 million and $17 million as of June 30, 2018 and December 31, 2017, respectively, which we recorded as additions to “Property, plant and equipment, net” on our consolidated statements of financial position.

Affiliate Revenues
We record operating revenues for storage, transportation and terminalling services we provide to affiliates, which are presented in “Transportation and other services - affiliate” on our consolidated statements of income.

Financial Transactions with Affiliates
EUS 364-day Credit Facility
We are party to the EUS 364-day Credit Facility, with EUS. The EUS 364-day Credit Facility is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to, $750 million. As of June 30, 2018, we had $750 million outstanding under this facility, excluding any accrued interest to date.

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

Our General Partner made contributions to DakTex totaling $4 million and $14 million, respectively, for the six months ended June 30, 2018 and 2017, respectively. During the second quarter of 2017 we received distributions from DakTex in the amount of $1.1 billion. The funds received, along with additional borrowing under the EUS 364-day Credit Facility, were used to repay a bridge loan from EUS which was subsequently terminated.

Equity income for the three and six months ended June 30, 2018, was $33 million and $56 million, respectively and $6 million for the six months ended June 30, 2017, of which 75% is attributable to our General Partner and recorded as part of NCI.

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

Our General Partner made contributions to Enbridge Energy, Limited Partnership (OLP) totaling $155 million and $100 million for the six months ended June 30, 2018 and 2017, respectively, to fund its portion of the construction costs associated with the U.S. L3R Program.

Joint Funding Arrangement for Eastern Access Projects
We have a joint funding arrangement with our General Partner that established the Series EA interests in the OLP (the EA interest), which were created to finance the Eastern Access Project to increase access to refineries in the U.S. Upper Midwest and in Ontario, Canada for light crude oil produced in western Canada and the United States.

In January 2017, we exercised our option under the Eastern Access joint funding arrangement to acquire an additional 15% interest in the Eastern Access Project, thereby increasing our ownership interest from 25% to 40% and reducing the interest of our General Partner from 75% to 60%. The exercise of our option occurred at book value of approximately $360 million and reduced noncontrolling interests by approximately $360 million. The Eastern Access Project was placed into service in June 2016.

Our General Partner made contributions to the OLP totaling $1 million and $6 million for the six months ended June 30, 2018 and 2017, respectively, to fund its portion of the construction costs associated with the Eastern Access Project.

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

Our General Partner made contributions to the OLP totaling $5 million and $26 million for the six months ended June 30, 2018 and 2017, respectively, to fund its portion of the construction costs associated with the Mainline Expansion Projects.

Distributions
Distributions from Enbridge Holdings (DakTex) L.L.C.
The following table presents distributions paid by DakTex during the six months ended June 30, 2018, to our General Partner and its affiliate, representing the noncontrolling interest in Class A units of DakTex, and to us, as the holders of the remaining Class A units of DakTex.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to noncontrolling Interest	Total DakTex Distribution
		(in millions)
June 28, 2018	June 28, 2018	$11	$35	$46
April 6, 2018	April 6, 2018	12	38	50
		$23	$73	$96

Distributions to Series EA Interests
The following table presents distributions paid by the OLP during the six months ended June 30, 2018, to our General Partner and its affiliate, representing the noncontrolling interest in the Series EA, and to us, as the holders of the Series EA general partner interests and certain limited partner interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to noncontrolling Interest	Total Series EA Distribution
		(in millions)
April 27, 2018	May 15, 2018	$32	$47	$79
January 31, 2018	February 14, 2018	34	50	84
		$66	$97	$163

Distributions to Series ME Interests
The following table presents distributions paid by the OLP during the six months ended June 30, 2018, to our General Partner and its affiliate, representing the noncontrolling interest in the Series ME, and to us, as the holders of the Series ME general partner and certain limited partner interests.

Distribution Declaration Date	Distribution Payment Date	Amount Paid to EEP	Amount Paid to noncontrolling Interest	Total Series ME Distribution
		(in millions)
April 27, 2018	May 15, 2018	$13	$40	$53
January 31, 2018	February 14, 2018	15	44	59
		$28	$84	$112

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

As of June 30, 2018 and December 31, 2017, our consolidated statements of financial position included $17 million and $23 million, respectively, in “Environmental liabilities,” and $26 million and $51 million, respectively, in “Other long-term liabilities,” that we have accrued for costs to address remediation of contaminated sites, asbestos containing materials, management of hazardous waste material disposal, outstanding air quality measures for certain of our liquids assets and penalties we have been or expect to be assessed. On May 31, 2018, we received a No Further Action letter from the Michigan Department of Environmental Quality and subsequently reduced our Line 6B environmental accrual by $28 million.

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

13. SUBSEQUENT EVENTS

Distribution to Partners
On July 25, 2018, the board of directors of Enbridge Management declared a distribution payable to our partners on August 14, 2018. The distribution will be paid to unitholders of record as of August 7, 2018 of our available cash of $164 million at June 30, 2018, or $0.35 per limited partner unit. Of this distribution, $130 million will be paid in cash, $33 million will be distributed in i-units to our i-unitholder, Enbridge Management, and due to the i-unit distribution, $1 million will be retained from our General Partner from amounts otherwise distributable to it in respect of its general partner interest and limited partner interest to maintain its 2% general partner interest.

Distribution to Series EA Interests
On July 25, 2018 the managing general partner of the Series EA interests, declared a distribution payable to the holders of the Series EA general and limited partner interests. The OLP will pay $38 million to the noncontrolling interest in the Series EA, while $26 million will be paid to us.

Distribution to Series ME Interests
On July 25, 2018, the managing general partner of the Series ME interests declared a distribution payable to the holders of the Series ME general and limited partner interests. The OLP will pay $31 million to the noncontrolling interest in the Series ME, while $11 million will be paid to us.

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

RECENT DEVELOPMENTS

MINNESOTA PUBLIC UTILITIES COMMISSION APPROVAL OF U.S. LINE 3 REPLACEMENT PROGRAM

On June 28, 2018, the Minnesota Public Utilities Commission (MNPUC) approved the issuance of Certificate of Need (Certificate) and pipeline route (Route Permit) for construction of the U.S. L3R Program in Minnesota. The Route Permit adopted our preferred route, with minor modifications and subject to certain conditions. For further details refer to Growth Projects - Regulatory Matters - U.S. L3R Program.

ENBRIDGE INC. OFFER TO ACQUIRE PUBLICLY OWNED CLASS A COMMON UNITS

On May 18, 2018, we announced that we received a non-binding offer from Enbridge, the indirect parent of our General Partner, together with a wholly-owned subsidiary of Enbridge to acquire all of our outstanding Class A common units not currently beneficially owned by Enbridge (the Proposed Transaction). Under the terms of the Proposed Transaction, our public Class A common unitholders would receive 0.3083 common shares of Enbridge per Class A common unit.

The board of directors of Enbridge Energy Management, L.L.C., (EEQ) as the delegate of our General Partner, has established a special committee of independent directors to review and consider the Proposed Transaction. Any definitive agreement is subject to applicable board and unitholder approvals by 66 2/3% of our outstanding units and is expected to contain customary closing conditions, including standard regulatory notifications and approvals.

The Proposed Transaction is part of Enbridge's sponsored vehicle initiative to simplify its corporate structure. On May 17, 2018, Enbridge announced separate all-share proposals to the respective boards of directors of Enbridge's other sponsored vehicles, including Spectra Energy Partners, LP (SEP), Enbridge Income Fund Holdings Inc. (ENF), and EEQ to acquire, in separate combination transactions, all of the outstanding equity securities of those sponsored vehicles not beneficially owned by Enbridge.

U.S. TAX REFORM

On December 22, 2017, United States legislation referred to as the Tax Cuts and Jobs Act (TCJA) was signed into law. The most significant change included in the TCJA is a reduction in the corporate federal income tax rate from 35% to 21% (U.S. Tax Reform). This rate change resulted in a reduction attributable to the income tax component of the tolls in our Federal Energy Regulatory Commission (FERC) regulated cost of service based Lakehead Facility Surcharge Mechanism (FSM) projects.

REVISED FERC POLICY ON TREATMENT OF INCOME TAXES

On March 15, 2018, the FERC changed its long-standing policy on the treatment of income tax amounts included in the rates of pipelines and other entities subject to cost of service rate regulation within a Master Limited Partnership (MLP). The FERC revised a policy in place since 2005 to no longer permit entities organized as MLPs to recover an income tax allowance in their cost of service rates. The 2018 financial impact of this action combined with the U.S. Tax Reform is expected to reduce revenues by approximately $180 million. The announcement of the Revised Policy Statement was accompanied by a Notice of Inquiry seeking comment on how FERC should address changes related to Accumulated Deferred Income Taxes (ADIT) and bonus depreciation. We are organized as an MLP and certain of the rates applicable to our expansion projects are tolled annually on a cost of service basis, via the FSM. These FERC announcements have adversely affected MLPs generally, including us.

We filed comments to request clarification, reconsideration and rehearing of FERC’s Revised Policy Statement in April and filed comments in response to the Notice of Inquiry in May. On April 27, 2018, the FERC issued a tolling order for the purpose of affording it additional time for consideration of matters raised on rehearing.

On July 18, 2018, the FERC issued an Order that: (i) dismissed all requests for rehearing of its March 15, 2018, revised policy statement and explained that its revised policy statement does not establish a binding rule, but is instead an expression of general policy that the Commission intends to follow in the future; and (ii) provides guidance that if an MLP or other tax pass-through pipeline eliminates its income tax allowance from its cost of service pursuant to FERC’s Revised Policy Statement, then ADIT will similarly be removed from its cost of service and MLP pipelines may also eliminate previously-accumulated sums in ADIT instead of flowing ADIT balances back to ratepayers. As a statement of general policy, the FERC will consider alternative application of its tax allowance and ADIT policy on a case-by-case basis.

We continue to assess the financial impact of the July 18, 2018, announcement but expect it would increase 2018 revenues by $40 million with the assumption the guidance is retroactive to March 2018. Pending greater clarification from the FERC on the application of its new policy, assessing the near-term and long-term implications of the policy is challenging. We have provided our best estimate of the implications to 2018, which includes a $40 million positive impact from the proposed ADIT change and the $180 million negative impact from the tax changes noted above.

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

The following table reflects our results of operations for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating revenues	$537	$596	$1,129	$1,201
Operating expenses:
Environmental costs, net of recoveries	(23)	4	(22)	14
Operating and administrative	67	84	136	162
Operating and administrative - affiliate	68	74	131	150
Power	75	66	152	140
Depreciation and amortization	109	108	219	217
Impairment of long-lived asset	1	—	36	—
Gain on sale of assets	—	(51)	—	(62)
	297	285	652	621
Operating income	240	311	477	580
Interest expense, net	101	103	205	202
Allowance for equity used during construction	16	11	32	21
Income from equity investment in joint venture	33	6	56	6
Other income (expense)	(1)	5	(1)	5
Income from continuing operations before income taxes	187	230	359	410
Income tax benefit	—	2	—	1
Income from continuing operations	187	232	359	411
Loss from discontinued operations, net of taxes	—	(35)	—	(57)
Net income	187	197	359	354
Noncontrolling interests	(92)	(91)	(190)	(159)
Series 1 preferred unit distributions	—	(6)	—	(29)
Accretion of discount on Series 1 preferred units	—	(7)	—	(8)
Net income - controlling interests	$95	$93	$169	$158

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

Operating Revenues
The $59 million decrease was mainly driven by:

•
Lower Lakehead System revenues driven by the regulatory impact of the U.S. Tax Reform of approximately $20 million and the change in FERC income tax policy which no longer permits recovery of an income tax allowance in cost of service rates of approximately $33 million, partially offset by an increase in operating revenue due to increased flow-through of recoverable power costs attributable to higher throughput.

Operating Expenses
The $12 million increase was mainly driven by:

•	Absence of a $51 million gain on disposition from the sale of unnecessary pipe related to the Sandpiper Project in 2017;

•	Higher operating expenses on our Cushing Storage Terminal within our Mid-Continent System driven by higher scheduled facilities integrity work; and

•	Higher flow-through power costs resulting from higher throughput on the Lakehead System.

partially offset by:

•	Lower Lakehead System operating expenses driven by the timing of operating expenses; and

•	The reduction of our environmental accrual in relation to Line 6B of approximately $28 million.

Income from equity investment in joint venture
The $27 million increase was driven by a full quarter of equity earnings from our interest in the Bakken Pipeline System, which was placed into service on June 1, 2017.

Loss from discontinued operations, net of taxes
The $35 million improvement was driven by the sale of our Midcoast gas gathering and processing business in June 2017, to our General Partner, resulting in the absence of losses in the second quarter of 2018.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

Operating Revenues
The $72 million decrease was mainly driven by:

•	Lower Lakehead System revenues driven by the change in FERC income tax policy and the regulatory impact from the U.S. Tax Reform; and

•	Lower operating revenues from our Mid-Continent System as a result of the sale of the Ozark Pipeline in March 2017.

partially offset by:

•	Higher operating revenue due to increased flow-through of recoverable power costs resulting from higher throughput on the Lakehead System.

Operating Expenses
The $31 million increase was mainly driven by:

•
An impairment charge of $36 million in 2018 related to our Line 10 crude oil pipeline, a component of the Lakehead System. The impairment charge results from the classification of Line 10 as held for sale and the subsequent measurement at the lower of carrying value and fair value less cost to sell; and

•	Higher flow-through power costs resulting from higher throughput on the Lakehead System.

partially offset by:

•	Lower Lakehead System operating expenses driven by the timing of operating expenses;

•
Lower operating expenses from our Mid-Continent System primarily due to lower environmental costs resulting from $10 million in environmental remediation costs related to a release on the Ozark Pipeline in January 2017;

•	Reduction of our environmental accrual in relation to Line 6B of approximately $28 million; and

•	Absence of a $51 million gain on disposition from the sale of unnecessary pipe related to the Sandpiper Project in 2017.

Income from equity investment in joint venture
The $50 million increase was driven by equity earnings from our interest in the Bakken Pipeline System, which was placed into service on June 1, 2017.

Loss from discontinued operations, net of taxes
The $57 million improvement was driven by the sale of our Midcoast gas gathering and processing business in June 2017 to our General Partner, resulting in the absence of losses in the first and second quarters of 2018.

Income attributable to noncontrolling interests
The $31 million increase was mainly driven by:

•	The sale of our interest in our Midcoast gas gathering and processing business resulting in the absence of losses attributable to NCI;

•	Equity earnings from our investment in the Bakken Pipeline System, which was placed into service on June 1, 2017, of which 75% of the earnings are attributable to NCI; and

•
The allocation of credits in relation to both the interest component and the cost of equity component of allowance for funds used during construction related to contributions made by our General Partner in relation to the U.S. L3R Program, of which 99% is attributable to NCI under the terms of our joint funding arrangement.

Series 1 Preferred Units Distribution
The $29 million decrease was driven by the April 2017 redemption of our outstanding Series 1 Preferred Units resulting in the absence of preferred distributions in the first and second quarter of 2018.

RESULTS OF OPERATIONS - LIQUIDS

The following tables set forth the operating results and statistics of our sole operating segment for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating Results:
Operating revenues	$537	$596	$1,129	$1,201
Operating expenses:
Environmental costs, net of recoveries	23	(4)	22	(14)
Operating and administrative	(129)	(154)	(258)	(304)
Power	(75)	(66)	(152)	(140)
Impairment of long-lived asset	(1)	—	(36)	—
Gain on sale of assets	—	51	—	62
Allowance for equity used during construction	16	11	32	21
Income from equity investment in joint venture	33	6	56	6
EBITDA	$404	$440	$793	$832

Operating Statistics:
Lakehead System:
United States(1)	2,178	1,986	2,128	2,021
Canada(1)	599	618	643	654
Total Lakehead System delivery volumes(1)	2,777	2,604	2,771	2,675
Barrel miles (billions)	194	183	386	375
Average haul (miles)	769	774	770	773
Mid-Continent System delivery volumes(1)	—	—	—	47
Bakken Assets:
North Dakota System to Clearbrook(1)	217	219	216	211
Bakken System to Cromer(1)	64	136	54	134
Total Bakken Assets delivery volumes(1)	281	355	270	345
Total Liquids segment delivery volumes(1)	3,058	2,959	3,041	3,067
___________________________

(1)	Average Bpd in thousands.

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

EBITDA decreased by $36 million primarily due to the following items:

•	Lower Lakehead System EBITDA was driven by the regulatory impact of the U.S. Tax Reform and the FERC income tax policy to no longer permit recovery of an income tax allowance in cost of service rates;

•
Higher operating expense driven by scheduled facilities integrity work on our Cushing Storage Terminals within the Mid-Continent System offsetting storage revenues and additional income earned from operating the Ozark Pipeline post sale, March 1, 2017; and

•	Absence of a $51 million gain on disposition from the sale of unnecessary pipe related to the Sandpiper Project in 2017.

partially offset by:

•	A full quarter of equity earnings from our interest in the Bakken Pipeline System, which was placed into service on June 1, 2017;

•	A reduction in net environmental accruals predominately attributable to Line 6B; and

•	Lower operating expenses on the Lakehead System due to timing of when expenses are incurred.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

EBITDA decreased by $39 million primarily due to the following items:

•
An impairment charge of $36 million in 2018 related to our Line 10 crude oil pipeline, a component of the Lakehead System, resulting from the classification as held for sale and the subsequent measurement at the lower of its carrying value or fair value less cost to sell;

•
Lower Lakehead System EBITDA driven by the change in FERC income tax policy which no longer permits recovery of an income tax allowance in cost of service rates and a lower tax rate pursuant to U.S. Tax Reform; and

•
Lower transportation revenues due to the sale of the Ozark Pipeline on March 1, 2017 and higher operating expenses driven by scheduled facilities integrity work on our Cushing Storage Terminals within the Mid-Continent System.

partially offset by:

•	Equity earnings from our interest in the Bakken Pipeline System, which was placed into service on June 1, 2017;

•	A reduction in net environmental accruals predominately attributable to Line 6B;

•	Lower operating expenses on our Lakehead System due to timing; and

•	Higher storage revenue at the Cushing Storage Terminal with the Mid-Continent System.

GROWTH PROJECTS - COMMERCIALLY SECURED PROJECTS

The following table summarizes the status of our commercially secured projects for the Liquids segment. Expenditures to date reflect total cumulative expenditures incurred from inception of the project to June 30, 2018.

	Ownership Interest	Estimated Capital Costs(1)	Expenditures to Date(2)	Status	Expected In-Service Date
Lakehead System Mainline Expansion - Line 61(3)(4)	25%	$0.4 billion	$0.4 billion	Substantially complete	2H - 2019
U.S. Line 3 Replacement Program(5)	1%	$2.9 billion	$0.9 billion	Pre- construction(6)	2H - 2019
_____________________

(1)	These amounts are estimates and are subject to upward or downward adjustment based on various factors.

(2)	Expenditures to date reflect total cumulative expenditures incurred from inception of the project up to June 30, 2018.

(3)
Jointly funded 25% by us and 75% by our General Partner under the Mainline Expansion joint funding arrangement. Estimated capital costs are presented at 100% before our General Partner’s contributions.

(4)	Estimated in-service date will be adjusted to coincide with the in-service date of the U.S. L3R Program.

(5)	Jointly funded 1% by us and 99% by our General Partner under the Line 3 Replacement joint funding arrangement. Estimated capital costs are presented at 100% before our General Partner's contributions.

(6)	Construction of the Wisconsin portion of the project is complete as noted below. The remaining portion of the project is in pre-construction status.

The following commercially secured growth projects are expected to be placed into service in 2019:

•	U.S. L3R PROGRAM - The Wisconsin portion of the U.S. L3R Program is in service. For additional updates on the project, refer to Growth Projects - Regulatory Matters - U.S. L3R Program,

GROWTH PROJECTS - REGULATORY MATTERS

U.S. L3R PROGRAM

We are in the process of obtaining the appropriate permits for constructing the U.S. L3R Program in Minnesota. The project requires both a Certificate and Route Permit from the MNPUC.

On June 28, 2018, the MNPUC approved the issuance of a Certificate and Route Permit that adopts our preferred route, with minor modifications and subject to certain conditions. A written order documenting the MNPUC’s rulings in the Certificate and Route Permit dockets is expected by September 2018. Permits are also required from the United States Army Corps of Engineers (Army Corps), state agencies (including the Minnesota Department of Natural Resources and the Minnesota Pollution Control Agency) and local governments in Minnesota. We anticipate the receipt of all required permits in time to mobilize our contractors and commence construction activities during the first quarter of 2019.

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

AVAILABLE LIQUIDITY

Our primary source of short-term liquidity is provided by our $1.5 billion commercial paper program, which is supported by our $2.0 billion multi-year unsecured revolving credit facility (Credit Facility) and our $625 million credit agreement (364-Day Credit Facility) together providing approximately $2.6 billion of committed bank credit facilities. We refer to the 364-Day Credit Facility and the Credit Facility as our Credit Facilities. We access our commercial paper program primarily to provide temporary financing for our operating activities, capital expenditures and acquisitions when the interest rates available to us for commercial paper are more favorable than the rates available under our Credit Facilities. At June 30, 2018, we had approximately $906 million in available credit under the terms of our Credit Facilities.

We are also party to a 364-day credit agreement with EUS. The EUS 364-day Credit Facility is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to, at any one time outstanding, $750 million. At June 30, 2018, we had $750 million outstanding under the terms of the EUS 364-day Credit Facility.

For further details regarding our commercial paper program, our Credit Facilities, and the EUS 364-day Credit Facility, refer to Item 1. Financial Statements – Note 8 - Debt and Note 11 - Related Party Transactions.

As of June 30, 2018, we had a working capital deficit of approximately $735 million, which includes the current portion of long-term debt of $600 million. We had approximately $912 million of consolidated liquidity to meet our ongoing operational, investing and financing needs as described above.

The following table sets forth the consolidated liquidity available to us at June 30, 2018.

June 30, 2018
(in millions)
Cash and cash equivalents	$9
Total capacity under the Credit Facilities	2,625
Total capacity under the EUS 364-day Credit Facility	750
Less: Amounts outstanding under the Credit Facilities	325
Amounts outstanding under the EUS 364-day Credit Facility	750
Principal amount of commercial paper outstanding	1,394
Letters of credit outstanding	3
Total	$912

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

CASH REQUIREMENTS

Capital Spending
We incurred capital expenditures of approximately $305 million for the six months ended June 30, 2018, including $13 million of maintenance capital expenditures. Of those capital expenditures, $161 million were financed by contributions from our General Partner via joint funding arrangements. At June 30, 2018, we had approximately $231 million in outstanding purchase commitments attributable to capital projects for the construction of assets that will be recorded as property, plant and equipment in the future.

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

Distributions
The following table sets forth our distributions, as approved by the board of directors of Enbridge Energy Management during the six months ended June 30, 2018.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit	Cash Available for Distribution	Amount of Distribution of i-units to i-unit Holders	Retained from General Partner(1)	Distribution of Cash
				(in millions, except per unit amounts)
April 27, 2018	May 8, 2018	May 15, 2018	$0.35	$163	$32	$1	$130
January 31, 2018	February 7, 2018	February 14, 2018	$0.35	$162	$31	$1	$130
_____________________

(1)	We retained an amount equal to 2% of the i-unit distribution from our General Partner to maintain its 2% general partner interest in us.

Cash Flow Analysis
The following table summarizes the changes in cash flows by operating, investing and financing for each of the periods indicated:

	Six months ended June 30,
	2018	2017
	(in millions)
Total cash provided by (used in):
Operating activities	$616	$215
Investing activities	(297)	(165)
Financing activities	(345)	(41)
Net increase (decrease) in cash and cash equivalents and restricted cash	(26)	9
Cash and cash equivalents and restricted cash at beginning of year	35	115
Cash and cash equivalents and restricted cash at end of period	$9	$124

Operating Activities
Net cash provided by our operating activities increased $401 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to increased cash from net income after non-cash adjustments, as well as greater cash inflows from net changes in operating assets and liabilities. Increased cash from net income after non-cash adjustments totaled $16 million and was primarily due to lower operating expenses during the period, as described in Results of Operations - Liquids.

Cash inflows from net changes in operating assets and liabilities increased $385 million. The increase is primarily attributable to the termination of the receivables purchase agreement between us and certain of our subsidiaries in the second quarter of 2017. Our operating assets and liabilities fluctuate in the normal course of business due to various factors, including timing of cash payments and receipts.

Investing Activities
Net cash used in our investing activities during the six months ended June 30, 2018, increased by $132 million compared to the same period in 2017, primarily due to increased capital expenditures of $104 million, predominately attributable to construction on the Wisconsin portion of our U.S. L3R Program. This increase was partially offset by cash inflows of $40 million from distributions received from our investment in the Bakken Pipeline System, which are in excess of cumulative equity earnings. We received no such dividends during the six months ended June 30, 2017.

Financing Activities
Net cash used in financing activities increased $304 million for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to the following:

•	Repayments on long-term debt of $400 million;

•
Decreased contributions from NCI of $1.1 billion as we received funds of $1.1 billion in the second quarter of 2017 from our General Partner, as a result of the finalization of the joint funding arrangement, which resulted in our investment in the Bakken Pipeline System to be 75% owned by our General Partner and 25% by us; and

•	The absence of cash inflows of $450 million received from the sale of our 99% interest in the U.S. L3R Project to our General Partner during the first quarter of 2017.

The increase in net cash used in our financing activities were partially offset by the following:

•	Net borrowings on sources of short-term financing of $455 million; and

•	Net borrowings of $469 million under the EUS 364-day Credit Facility;

•	The absence of cash used in the acquisition of an additional 15% interest in the Eastern Access Projects of $360 million during the first half of 2017;

•	The absence of cash used in the payment on Series 1 Preferred Unit dividends of $357 million during the first half of 2017; and

•	Decrease in distribution to partners of $86 million due to a reduction in our quarterly distribution from $0.583 per unit to $0.35 per unit in the first quarter of 2017.

LEGAL AND OTHER UPDATES

DAKOTA ACCESS PIPELINE

In February 2017, the Standing Rock Sioux Tribe and the Cheyenne River Sioux Tribe (the Tribes) filed motions with the United States District Court for the District of Columbia (the Court) contesting the validity of the process used by the Army Corps to permit DAPL. The plaintiffs requested the Court order the operator to shut down the pipeline until the appropriate regulatory process is completed.

On June 14, 2017, the Court ruled that the Army Corps did not sufficiently weigh the degree to which the project's effects would be highly controversial and the Army Corps failed to adequately consider the impact of an oil spill on the hunting and fishing rights of the Tribes and on environmental justice (the June 2017 Order). The Court ordered the Army Corps to reconsider those components of its environmental analysis. On October 11, 2017, the Court issued an order that allows DAPL to continue operating while the Army Corps completes the additional environmental review required by the June 2017 Order. The Court additionally ordered DAPL to implement certain interim measures pending the Army Corps' supplemental analysis. The Army Corps has met with all of the Tribes and its review of appropriate information is underway. The Army Corps' decision on the supplemental analysis is expected during August 2018.

CHANGES IN ACCOUNTING POLICIES

For further details on the impacts of recently issued and future accounting standards on our financial condition and results of operations, refer to Item 1. Financial Statements – Note 2 - Changes in Accounting Policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2017. We believe our exposure to market risk has not changed materially since then.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2018.

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

JUDY MESIROV v. ENBRIDGE ENERGY CO., INC. ET AL.

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

On February 28, 2018, Plaintiff filed a Motion for Leave to File a Verified Third Amended Complaint and a Motion to Intervene on behalf of a proposed new plaintiff, Judy Mesirov (subsequently amended). On March 23, 2018, Plaintiff filed a Verified Third Amended Complaint and a Motion for Voluntary Dismissal of Brinckerhoff. On April 3, 2018, all Defendants filed their briefs in support of their motions to dismiss the Third Amended Complaint. Plaintiff Brinckerhoff has now been dismissed as a named Plaintiff. Plaintiff Mesirov filed a Fourth Amended Complaint, which is substantially the same as the Third Amended Complaint except that it substitutes Judy Mesirov in place of Peter Brinckerhoff as the named Plaintiff. The parties have agreed that a ruling on the motions to dismiss the Third Amended Complaint will be binding as to the now-active Fourth Amended Complaint. Oral argument on the motions to dismiss was held on May 30, 2018. The parties are currently in discovery, with trial currently scheduled for the second quarter of 2019.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 16, 2018, except as described below.

THERE CAN BE NO ASSURANCE THAT THE PROPOSED TRANSACTION BETWEEN US, ENBRIDGE AND ENBRIDGE (U.S.) INC. WILL BE AGREED UPON, APPROVED AND ULTIMATELY CONSUMMATED, AND THE TERMS OF ANY SUCH TRANSACTION MAY DIFFER MATERIALLY FROM THOSE ORIGINALLY PROPOSED BY ENBRIDGE.

On May 17, 2018, Enbridge and Enbridge (U.S.) Inc. made a non-binding all-share proposal to the board of directors of the delegate of the General Partner (the Board), to acquire, in a combination transaction, all of our outstanding Class A common units not beneficially owned by Enbridge. Under the original proposal, our Class A common unitholders would receive 0.3083 common shares of Enbridge per Class A common unit.

The Proposed Transaction is subject to negotiation. Any definitive agreement with respect to the Proposed Transaction is subject to approval by the Enbridge board of directors, the Board, General Partner and unitholder approvals. Such definitive agreement would be expected to contain customary closing conditions, including standard regulatory notifications and approvals.

As a result, we cannot predict whether the terms of the Proposed Transaction will be agreed upon by Enbridge and the Board’s special committee for recommendation to their respective boards of directors, and with respect to us, additionally to the General Partner, for approval of the transaction, or whether any such transactions would be approved by the requisite votes of our unitholders.

We also cannot predict the timing, final structure or other terms of any potential transaction, and the terms of any such transaction may differ materially from those originally proposed by Enbridge. Any decrease in the market prices of Enbridge’s common shares would result in a corresponding proportional decrease in the value of the Enbridge common shares our unitholders would receive in the event the Proposed Transaction was consummated on the terms proposed by Enbridge. Any changes in the market prices of Enbridge’s common shares or our Class A common units could affect whether the Proposed Transaction is ultimately approved, or if such approval is granted, the terms on which the Proposed Transaction is approved.

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
10.1
Third Amendment to Credit Agreement, dated as of July 24, 2018, by and among Enbridge Energy Partners, L.P. and Enbridge (U.S.) Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 26, 2018)

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

Enbridge Energy Partners, L.P. (Registrant)

	By:	Enbridge Energy Management, L.L.C. as delegate of the General Partner

Date: August 3, 2018	By:	/s/ Mark A. Maki
Mark A. Maki President (Principal Executive Officer)

Date: August 3, 2018	By:	/s/ Christopher J. Johnston
Christopher J. Johnston Vice President, Finance (Principal Financial Officer)